Form 10-Q
period 1996-06-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1996-08-14
CIK 850483

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-19394.

                   GOVERNMENT TECHNOLOGY SERVICES, INC.
          (Exact name of registrant as specified in its charter)

            Delaware                                       54-1248422
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

                        4100 LAFAYETTE CENTER DRIVE
                      CHANTILLY, VIRGINIA  20151-1200
           (Address and zip code of principal executive offices)

                              (703) 502-2000
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                      Shares Outstanding at August 1, 1996
Common Stock, $0.005 par value                        6,702,797


                           Total number of pages in this report: 19.
                           Index to Exhibits on Page 18.

                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                                   INDEX
                                   -----


                                                             Page Reference
                                                             --------------

COVER PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I -- FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Balance Sheets
             June 30, 1996 and December 31, 1995. . . . . . . . . . . . . 4

          Consolidated Statements of Income
             Three Months and Six Months Ended
             June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . 5

          Consolidated Condensed Statements of Cash Flows
             Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . 6

          Notes to Consolidated Financial Statements. . . . . . . . . . . 7

   ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 8


PART II -- OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .15

   ITEM 1.  LEGAL PROCEEDINGS
   ITEM 2.  CHANGES IN SECURITIES
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ITEM 5.  OTHER INFORMATION
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                      PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. ("GTSI" (R) or the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financial statements for the year ended December 31, 1995, and the accompanying Notes to Financial Statements, which appear in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year.

                   GOVERNMENT TECHNOLOGY SERVICES, INC.
                        CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 JUNE 30,     DECEMBER 31,
ASSETS                                             1996           1995
                                               -----------   ------------
                                                (unaudited)     (audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . $       34     $       18
  Accounts receivable, net. . . . . . . . . . .     52,577         91,187
  Merchandise inventories, net. . . . . . . . .     25,946         64,515
  Deferred taxes and other. . . . . . . . . . .     12,277         10,381
                                                ----------     ----------
    Total current assets. . . . . . . . . . . .     90,834        166,101
Property and equipment, net . . . . . . . . . .      7,686          8,065
Intangible assets, net. . . . . . . . . . . . .     10,229         10,609
Deferred taxes and other. . . . . . . . . . . .        478            565
                                                ----------     ----------
    Total assets. . . . . . . . . . . . . . . . $  109,227     $  185,340
                                                ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . $   11,209     $   56,496
  Accounts payable. . . . . . . . . . . . . . .     28,682         52,082
  Accrued liabilities . . . . . . . . . . . . .      7,962         11,926
                                                ----------     ----------
    Total current liabilities . . . . . . . . .     47,853        120,504
Other liabilities . . . . . . . . . . . . . . .      2,040          2,359
                                                ----------     ----------
    Total liabilities . . . . . . . . . . . . .     49,893        122,863
                                                ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock -- $0.25 par value, 680,850
    shares authorized; none issued and
    outstanding . . . . . . . . . . . . . . . .          -              -
  Common stock -- $0.005 par value; 10,000,000
    shares authorized; 6,806,084 shares issued
    and 6,701,297 outstanding at June 30, 1996
    and 6,806,084 shares issued and 6,676,461
    outstanding at December 31, 1995. . . . . .         34             34
  Capital in excess of par value. . . . . . . .     33,428         33,611
  Retained earnings . . . . . . . . . . . . . .     27,009         30,237
  Treasury stock -- 104,787 shares at June 30,
    1996 and 129,623 shares at December 31,
    1995, at cost . . . . . . . . . . . . . . .     (1,137)        (1,405)
                                                ----------     ----------
    Total stockholders' equity. . . . . . . . .     59,334         62,477
                                                ----------     ----------
    Total liabilities and stockholders'
      equity. . . . . . . . . . . . . . . . . . $  109,227     $  185,340
                                                ==========     ==========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                                   - 4 -

                                GOVERNMENT TECHNOLOGY SERVICES, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE                   SIX
                                            MONTHS ENDED           MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                        --------------------   --------------------
                                           1996       1995        1996       1995
                                        ---------  ---------   ---------  ---------
Sales . . . . . . . . . . . . . . . . . $ 100,809  $  98,644   $183,601   $ 190,386

Cost of sales . . . . . . . . . . . . .    93,956     91,508    169,525     175,980
                                        ---------  ---------   ---------  ---------

Gross margin. . . . . . . . . . . . . .     6,853      7,136     14,076      14,406

Operating expenses. . . . . . . . . . .     8,406     10,188     17,720      20,102
                                        ---------  ---------   ---------  ---------

Loss from operations. . . . . . . . . .    (1,553)    (3,052)    (3,644)     (5,696)

Interest expense, net . . . . . . . . .       710        833      1,558       1,901
                                        ---------  ---------   ---------  ---------

Loss before taxes . . . . . . . . . . .    (2,263)    (3,885)    (5,202)     (7,597)

Income tax benefit. . . . . . . . . . .      (853)    (1,484)    (1,974)     (2,900)
                                        ---------  ---------   ---------  ---------

Net loss. . . . . . . . . . . . . . . . $  (1,410) $  (2,401)  $ (3,228)  $  (4,697)
                                        =========  =========   =========  =========

Net loss per share. . . . . . . . . . . $   (0.21) $   (0.36)  $  (0.48)  $   (0.71)
                                        =========  =========   =========  =========
Weighted average number of common
  and common equivalent shares
  outstanding during the period . . . .     6,677      6,591      6,678       6,594


                           The accompanying notes are an integral part of
                              these consolidated financial statements.

                                                - 5 -

                   GOVERNMENT TECHNOLOGY SERVICES, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)


                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                        ------------------
                                                           1996      1995
                                                        --------  --------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . $ (3,228) $ (4,697)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . .    1,699     1,714
   Deferred taxes and other . . . . . . . . . . . . . .      (13)       28
   Net cash provided by changes in assets and
      liabilities . . . . . . . . . . . . . . . . . . .   47,677    43,019
                                                        --------  --------
      Net cash provided by operating activities . . . .   46,135    40,064
                                                        --------  --------

Cash flows from investing activities:
   Purchase of property and equipment . . . . . . . . .     (933)   (1,600)
                                                        --------  --------
      Net cash used in investing activities . . . . . .     (933)   (1,600)
                                                        --------  --------

Cash flows from financing activities:
   Repayments of notes payable to banks, net. . . . . .  (45,287)  (38,301)
   Principal payments under capital lease obligations .        0      (229)
   Proceeds from the exercise of stock options. . . . .      101        94
                                                        --------  --------
      Net cash used in financing activities . . . . . .  (45,186)  (38,436)
                                                        --------  --------

Net increase in cash. . . . . . . . . . . . . . . . . .       16        28

Cash at beginning of period . . . . . . . . . . . . . .       18        30
                                                        --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . $     34  $     58
                                                        ========  ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . $  2,986  $  1,661
      Income taxes. . . . . . . . . . . . . . . . . . .        6         5


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                                   - 6 -

                   GOVERNMENT TECHNOLOGY SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in its Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report. The accompanying interim financial statements do not include all disclosures required by generally accepted accounting principles.

     Net income per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding during each period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method.

2.   NOTES PAYABLE TO BANKS

     During the fourth quarter of 1995, the Company began negotiations with a bank (the "Principal Lender") and other lenders ("Other Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On May 2, 1996, the Company executed a three-year credit facility ("Credit Facility") with the Principal Lender for $40.0 million and with the Other Lenders for an additional $55.0 million. Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of certain vendor products. At June 30, 1996, the Company was not in compliance with two covenants contained in the Credit Facility. On August 12, 1996, the Company's banks agreed to waive compliance with the June 30, 1996 application of these covenants. The Company and its banks are presently discussing the possible amendment of the Credit Facility to restructure the future application of certain loan covenants. The Credit Facility can be canceled upon default of certain conditions and in addition, each Other Lender may elect not to renew each year by providing notice of such election 120 days before the automatic annual renewal.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report and the Company's financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 1995.

OVERVIEW

     GTSI is the leading reseller of microcomputer and workstation hardware, software and networking products to the Federal Government ("Government") market. The Company currently resells more than 70,000 products manufactured by over 500 vendors. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, most state governments and several hundred systems integrators and prime contractors that sell to the Government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the Government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, microcomputers and networking and workstation products from 1985 to 1992), to the addition of new vendors (e.g., IBM, Sun Microsystems, Panasonic and Apple in 1988 to 1993, respectively) and to the addition or expiration of sales contract vehicles (e.g., the addition of the U.S. Air Force Desktop IV contract, the National Aeronautics and Space Administration Scientific & Engineering Workstation Procurement contract and the U.S. Treasury Department Acquisition-1 contract in 1993, 1995 and 1996, respectively; and the expiration of the U.S. Navy Companion contract in 1995). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

     The Company's primary strategy is to focus on its core GSA Schedule business and to compete aggressively on bids in order to win as many sales contract vehicles as possible under the various purchasing programs available in the Government market. With those contract vehicles in place, it is then possible for the Company to use its significant product base and marketing knowledge to sell products which both meet customers' requirements and provide an attractive financial return to the Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of selected income statement items to sales and the percentage change in the dollar amounts of such items.

                                                                                           PERCENTAGE
                                                                                             CHANGE
                                                      PERCENTAGE OF SALES           -----------------------
                                            --------------------------------------     THREE         SIX
                                                   THREE                SIX           MONTHS       MONTHS
                                               MONTHS ENDED        MONTHS ENDED        ENDED        ENDED
                                                 JUNE 30,            JUNE 30,        JUNE 30,     JUNE 30,
                                            ------------------  ------------------     1996         1996
                                             1996       1995      1996      1995      TO 1995      TO 1995
                                            --------  --------  --------  --------  ----------   ----------
Sales . . . . . . . . . . . . . . . . . .   100.0%     100.0%    100.0%    100.0%       2.2%        (3.6)%
Cost of sales . . . . . . . . . . . . . .    93.2       92.8      92.3      92.4        2.7         (3.7)
                                            --------  --------  --------  --------
Gross margin. . . . . . . . . . . . . . .     6.8        7.2       7.7       7.6       (4.0)        (2.3)
                                            --------  --------  --------  --------
Operating expenses:
 Selling, general and administrative. . .     7.4        9.4       8.8       9.7      (19.7)       (12.9)
 Depreciation and amortization. . . . . .     0.9        0.9       0.9       0.9        6.2         (0.9)
                                            --------  --------  --------  --------
                                              8.3       10.3       9.7      10.6      (17.5)       (11.9)
                                            --------  --------  --------  --------
Loss from operations. . . . . . . . . . .    (1.5)      (3.1)     (2.0)     (3.0)     (49.1)       (36.0)
Interest expense, net . . . . . . . . . .     0.7        0.8       0.8       1.0      (14.8)       (18.0)
                                            --------  --------  --------  --------
Loss before taxes . . . . . . . . . . . .    (2.2)      (3.9)     (2.8)     (4.0)     (41.8)       (31.5)
Income tax benefit. . . . . . . . . . . .    (0.8)      (1.5)     (1.0)     (1.5)     (42.5)       (31.9)
                                            --------  --------  --------  --------
Net loss. . . . . . . . . . . . . . . . .    (1.4)%     (2.4)%    (1.8)%    (2.5)%    (41.3)%      (31.3)%
                                            ========  ========  ========  ========


     The following table sets forth sales by contract vehicle:

(DOLLARS IN THOUSANDS)        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                       ---------------------------------------  ---------------------------------------
CONTRACT VEHICLES:             1996                1995                1996                1995
- -----------------      -------------------  ------------------- ------------------- -------------------
IDIQ Contracts. . . .  $  14,059    13.9%   $ 21,878    22.2%   $  43,947   24.0%   $  48,410   25.4%
GSA Schedules . . . .     43,508    43.2      45,834    46.4       74,238   40.4       73,064   38.4
Open Market . . . . .     38,202    37.9      25,409    25.8       58.255   31.7       58,776   30.9
Other Contracts . . .      5,040     5.0       5,523     5.6        7,161    3.9       10,136    5.3
                       ---------  --------- --------- --------- --------- --------- --------- ---------
  Total . . . . . . .  $ 100,809   100.0%   $ 98,644   100.0%   $ 183,601  100.0%   $ 190,386  100.0%
                       =========  ========= ========= ========= ========= ========= ========= =========


                                   - 9 -

THREE MONTHS ENDED JUNE 30, 1996 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 1995

     Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the second quarter of 1996, sales increased $2.2 million, or 2.2%. An increase in open market sales of approximately $12.8 million, or 50.3%, was partially offset by decreases in sales under indefinite-delivery/indefinite-quantity ("IDIQ") contracts and GSA Schedule contracts of $7.8 million and $2.3 million, respectively.

     The increase in open market sales resulted primarily from the commercialization and sell-through of $15.8 million of product originally purchased for sale under the Company's Desktop IV contract. Sales under IDIQ contracts declined in the second quarter primarily due to decreased sales under the Desktop IV contract (as systems ordering expired on February 1, 1996) and the U.S. Navy Companion contract (which expired on September 30, 1995) of $6.3 million and $6.2 million, respectively. The slight decline in sales under the Company's GSA Schedule contracts was comprised of $6.1 million of reduced GSA Schedule A sales offset by an increase in sales under GSA Schedule B/C of $3.8 million.

     Backlog at June 30, 1996 was approximately $20.3 million, down 1.9% from approximately $20.7 million at June 30, 1995. Backlog was $24.7 million at August 7, 1996.

     Gross Margin. Gross margin is sales less cost of sales (which includes product purchase cost, freight and certain overhead expenses related to the cost of acquiring products). Gross margin percentages vary over time and change significantly depending on the contract vehicle and product involved; therefore, the Company's overall gross margin percentages are dependent on the mix and timing of products sold and the strategic use of contract vehicles that are available to sell its products.

     During the second quarter of 1996, gross margin decreased in absolute dollars by approximately $0.3 million, or 4.0%, and decreased as a percentage of sales from 7.2% to 6.8% when compared to the same period a year ago. Although the volume of sales during the second quarter of 1996 was greater than 1995, the $15.8 million of open market sales associated with near-obsolete inventory was recorded with little or no gross margin. This was the primary reason for the decline in both gross margin dollars and gross margin percentage during the second quarter. The change in gross margin percentages is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Operating expenses in the second quarter of 1996 decreased approximately $1.8 million, or 17.5%, and decreased as a percentage of sales from 10.3% to 8.3%. In the second quarter of 1996, decreases in personnel costs, facility costs, telephone expenses and contracted services were partially offset by increases in expenditures for professional services, equipment maintenance and business taxes/licenses. In addition, the Company received higher vendor incentives than in the second quarter of 1995, which contributed to decreased net marketing expenses. The Company also received $0.8 million in connection with the settlement of certain litigation, which amount was applied against related legal and program expenses. Vendor incentives, cooperative advertising and market development reimbursements are used to partially offset selling, advertising, promotion and marketing expenses.

     Interest Expense. The $123,000, or 14.8%, decrease in net interest expense in the second quarter of 1996 was due to a combination of lower average borrowings and lower interest rates, offset by increased bank fees related to the Interim Agreement and the Credit Facility executed in December 1995 and May 1996, respectively.

     Income Taxes. Tax benefits of $0.9 million and $1.5 million were recorded in the second quarters of 1996 and 1995, respectively, as a result of the Company's net operating loss for those respective periods. These benefits can be realized by carrying back the loss to prior years in which the Company recorded net income.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 1995

     Sales. In the first six months of 1996, sales decreased $6.8 million, or 3.6%. Decreases in sales under IDIQ and Other contracts of $4.5 million and $3.0 million, respectively, were partially offset by a slight increase in sales under GSA Schedule contracts of $1.2 million. Sales under IDIQ contracts declined during the first half of 1996 primarily as a result of the decreased sales under the U.S. Navy Companion contract (which expired on September 30, 1995) of $13.6 million. Sales under the Company's Desktop IV contract increased $1.0 million, or 3.6%, to $29.1 million in 1996. The slight increase in sales under the Company's GSA Schedule contracts was comprised of $8.0 million of increased GSA Schedule B/C sales offset by a decline in sales under GSA Schedule A of $6.8 million. Although open market sales during the first six months of 1996 were relatively consistent with the prior year, $15.8 million of product originally purchased for sale under the Company's Desktop IV contract was commercialized and sold via the open market during the first half of 1996.

     During the fourth quarter of 1995 and the first quarter of 1996, the executive and legislative branches of the Government could not agree on a budget for fiscal year 1996. Although the Company cannot precisely quantify the specific effect of the Government's work stoppages on the Company's operations, it is believed that sales were negatively impacted during these periods.

     Gross Margin. In the first six months of 1996, gross margin decreased in absolute dollars by approximately $0.3 million, or 2.3%, and increased as a percentage of sales from 7.6% to 7.7% when compared to the same period a year ago. The slight decline in absolute dollars is primarily attributable to the lower sales volume and was partially offset by the resolution of a vendor contractual matter. This matter also affected the overall gross margin percentage, which increased slightly from the first half of 1995. Additionally, the gross margin percentage was negatively impacted by the open market sale of near-obsolete inventory noted above, which earned little or no gross margin. The change in gross margin percentages is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Total operating expenses in the first six months of 1996 decreased $2.4 million, or 11.9%, and decreased as a percentage of sales from 10.6% to 9.7%. This decrease is primarily attributable to decreases in personnel and facility costs and higher vendor incentives, which were partially offset by increases in expenditures for professional services and consultants. The Company also received $0.8 million in connection with the settlement of certain litigation, which amount was applied against related legal and program expenses.

     Interest Expense. Net interest expense decreased approximately $0.3 million, or 18.1%, in the first six months of 1996 due to a combination of lower average borrowings outstanding and lower interest rates, offset by increased bank fees related to the Interim Agreement and the Credit Facility executed in December 1995 and May 1996, respectively.

     Income Taxes. Tax benefits of $2.0 million and $2.9 million were recorded during the first six months of 1996 and 1995, respectively, as a result of the Company's net operating loss for those respective periods. These benefits can be realized by carrying back the loss to prior years in which the Company recorded net income.

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns have a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end) and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

     Additionally, legislation is periodically introduced in Congress that may change the Government's procurement practices. GTSI cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition and/or buying patterns of the Government, either alone or in combination with competitive conditions or other factors, could adversely affect future results.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1996, the Company generated $46.1 million of cash flow from operations, as compared to $40.1 million for the same period in 1995. Most of the increase from year to year relates to a significant reduction in net operating assets (accounts receivable plus merchandise inventories less accounts payable) resulting from the Company's increased focus on collection of accounts receivable and inventory management. After reduction of approximately $0.9 million of capital expenditures from the net cash provided by operating activities, overall short-term notes payable to banks decreased $45.3 million from December 31, 1995. As a result of the Company's seasonal sales patterns, working capital levels are traditionally lower in the first half of the year and short-term debt levels are reduced.

     Capital expenditures are expected to be approximately $5.1 million in 1996, including expenditures of approximately $1.6 million for equipment and leasehold improvements related to the Company's new distribution center (under construction), and approximately $1.5 million for a financial information system which is expected to be completely installed by the first quarter of 1997.

     During the fourth quarter of 1995, the Company began negotiations with a bank (the "Principal Lender") and other lenders ("Other Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On May 2, 1996, the Company executed a three-year credit facility ("Credit

Facility") with the Principal Lender for $40.0 million and with the Other Lenders for an additional $55.0 million. Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products. The Credit Facility can be canceled upon default of certain conditions and in addition, each Other Lender may elect not to renew each year by providing notice of such election 120 days before the automatic annual renewal. At June 30, 1996, $31.2 million was available to the Company for borrowing under the terms of its Credit Facility. In addition, interest was payable at a rate of 7.42% at June 30, 1996.

     Interest under the Credit Facility is payable monthly and is accrued at an effective rate equal to the London Interbank Offered Rate (LIBOR) plus 2.24%. Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is substantially collateralized by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios. At June 30, 1996, the Company was not in compliance with two covenants contained in the Credit Facility. On August 12, 1996, the Company's banks agreed to waive compliance with the June 30, 1996 application of these covenants. The Company and its banks are presently discussing the possible amendment of the Credit Facility to restructure the future application of certain loan covenants.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its reasonably anticipated cash needs. Such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital to finance its operating requirements. The Company currently has no reason to believe that such capital sources will not be available to it on acceptable terms, if needed.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS --

     On May 31, 1995, the Company received a civil investigative demand ("CID") from the United States Department of Justice ("DOJ") seeking information relating to the Company's GSA Schedule sales for the years 1988 to the present. The CID sought information regarding the Company's disclosure to the Government and use of vendor rebates and marketing funds in connection with such GSA Schedule sales. On January 24, 1996, the Company received a letter from the DOJ withdrawing the CID. The Company is continuing to cooperate with a GSA audit of the Company's GSA Schedule sales by providing information to the GSA's auditors. No reserve has been provided in the accompanying financial statements concerning this matter because management is currently unable to estimate a range of exposure, if any.

     On November 27, 1995, the Department of the Air Force issued a final decision to the Company under its Desktop IV Contract directing the Company to provide, without additional consideration, "upgrades" to certain computer software. As required by the contract, the Company has proceeded to perform in accordance with the final decision. However, the Company timely filed a complaint on July 31, 1996 with the Armed Services Board of Contract Appeals contesting the final decision concerning software upgrades. The Company will vigorously contest the Air Force's final decision and intends to seek full compensation for the costs it incurs in
connection therewith.   The current reserve, established in 1995, is
believed by management to be adequate to cover the costs of compliance with the Air Force's final decision.

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES -- Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

     (a)  The Company's Annual Meeting of Stockholders was held on May 7,
          1996.

     (b) At said Annual Meeting, the Company's stockholders: (1) elected seven directors; and (2) approved the 1996 Stock Option Plan.

                                                      VOTES
                                        VOTES      WITHHELD OR
                                         FOR         AGAINST      ABSTENTIONS
                                     ----------   -------------  -------------
          DIRECTORS:
            Tania Amochaev            5,385,931          14,925              0
            Gerald W. Ebker           5,385,931          14,925              0
            Thomas L. Hewitt          5,385,931          14,925              0
            Lee Johnson               5,385,334          15,522              0
            James J. Leto             5,835,931          14,925              0
            Lawrence J. Schoenberg    5,383,820          17,036              0
            M. Dendy Young            5,383,213          17,643              0

          1996 STOCK OPTION PLAN      2,975,634         578,554         82,465


ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:

          11.1 Computation of Earnings Per Share

     (b)  Reports on Form 8-K:

               On June 21, 1996, the Registrant filed a report on Form 8-K reporting a change in the Registrant's Certifying Accountant from Coopers & Lybrand LLP to Arthur Andersen LLP.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Date:  August 14, 1996

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/  M. DENDY YOUNG
                                     --------------------------------------
                                      M. Dendy Young
                                      President and Chief Executive Officer



                                 By:   /s/ PETER E. JANKE
                                     --------------------------------------
                                      Peter E. Janke
                                      Executive Vice President and
                                         Chief Financial Officer

                             INDEX TO EXHIBITS


                                                      SEQUENTIALLY
  EXHIBIT                                               NUMBERED
  NUMBER                  DESCRIPTION                     PAGE
- ----------  ---------------------------------------   -------------

   11.1        Computation of Earnings Per Share           19