Form 10-Q
period 1996-09-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1996-11-14
CIK 850483

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

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

                            [X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                  Shares Outstanding at November 1, 1996
------------------------------    --------------------------------------
Common Stock, $0.005 par value                    6,702,797


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

COVER PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I -- FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . 3

        Consolidated Balance Sheets
            September 30, 1996 and December 31, 1995. . . . . . . . . . . 4

        Consolidated Statements of Income
            Three Months and Nine Months Ended September 30, 1996
            and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . 5

        Consolidated Condensed Statements of Cash Flows
            Nine Months Ended September 30, 1996 and 1995 . . . . . . . . 6

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


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                      PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. ("GTSI" (R) or the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financial statements for the year ended December 31, 1995, and the accompanying Notes to Financial Statements, which appear in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or for future periods.

                   GOVERNMENT TECHNOLOGY SERVICES, INC.
                        CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               SEPTEMBER 30,  DECEMBER 31,
ASSETS                                             1996           1995
                                               ------------  ------------
                                                (unaudited)     (audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . $       32     $       18
  Accounts receivable, net. . . . . . . . . . .    118,606         91,187
  Merchandise inventories, net. . . . . . . . .     39,537         64,515
  Deferred taxes and other. . . . . . . . . . .     12,085         10,381
                                                ----------     ----------
    Total current assets. . . . . . . . . . . .    170,260        166,101
Property and equipment, net . . . . . . . . . .      8,887          8,065
Intangible assets, net. . . . . . . . . . . . .     10,039         10,609
Deferred taxes and other. . . . . . . . . . . .        589            565
                                                ----------     ----------
    Total assets. . . . . . . . . . . . . . . . $  189,775     $  185,340
                                                ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . $   23,382     $   56,496
  Accounts payable. . . . . . . . . . . . . . .     96,161         52,082
  Accrued liabilities . . . . . . . . . . . . .      8,504         11,926
                                                ----------     ----------
    Total current liabilities . . . . . . . . .    128,047        120,504
Other liabilities . . . . . . . . . . . . . . .      1,681          2,359
                                                ----------     ----------
    Total liabilities . . . . . . . . . . . . .    129,728        122,863
                                                ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock -- $0.25 par value, 680,850
    shares authorized; none issued and
    outstanding . . . . . . . . . . . . . . . .          -              -
  Common stock -- $0.005 par value; 10,000,000
    shares authorized; 6,806,084 shares issued
    and 6,702,797 outstanding at September 30,
    1996; and 6,806,084 shares issued and
    6,676,461 outstanding at December 31, 1995.         34             34
  Capital in excess of par value. . . . . . . .     33,420         33,611
  Retained earnings . . . . . . . . . . . . . .     27,712         30,237
  Treasury stock -- 103,287 shares at September
    30, 1996 and 129,623 shares at December 31,
    1995, at cost . . . . . . . . . . . . . . .     (1,119)        (1,405)
                                                ----------     ----------
    Total stockholders' equity. . . . . . . . .     60,047         62,477
                                                ----------     ----------
    Total liabilities and stockholders'
      equity. . . . . . . . . . . . . . . . . . $  189,775     $  185,340
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

                                   - 4 -

                                GOVERNMENT TECHNOLOGY SERVICES, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE                  NINE
                                            MONTHS ENDED           MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                        --------------------   --------------------
                                           1996       1995        1996       1995
                                        ---------  ---------   ---------  ---------
Sales . . . . . . . . . . . . . . . . . $ 163,221  $ 175,705   $346,822   $ 366,091

Cost of sales . . . . . . . . . . . . .   152,056    161,419    321,581     337,399
                                        ---------  ---------   ---------  ---------

Gross margin. . . . . . . . . . . . . .    11,165     14,286     25,241      28,692

Operating expenses. . . . . . . . . . .     9,489     10,424     27,209      30,526
                                        ---------  ---------   ---------  ---------

Income (loss) from operations . . . . .     1,676      3,862     (1,968)     (1,834)

Interest expense, net . . . . . . . . .       495      1,069      2,053       2,970
                                        ---------  ---------   ---------  ---------

Income (loss) before taxes. . . . . . .     1,181      2,793     (4,021)     (4,804)

Income tax provision (benefit). . . . .       478      1,067     (1,496)     (1,833)
                                        ---------  ---------   ---------  ---------

Net income (loss) . . . . . . . . . . . $     703  $   1,726   $ (2,525)  $  (2,971)
                                        =========  =========   =========  =========

Net income (loss) per share . . . . . . $    0.10  $    0.26   $  (0.38)  $   (0.45)
                                        =========  =========   =========  =========

Weighted average number of common and
  common equivalent shares outstanding
  during the period . . . . . . . . . .     7,060      6,626      6,685       6,599


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

                                                - 5 -

                   GOVERNMENT TECHNOLOGY SERVICES, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        ------------------
                                                           1996      1995
                                                        --------  --------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . $ (2,525) $ (2,971)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization. . . . . . . . . . . .    2,088     2,376
   Deferred taxes and other . . . . . . . . . . . . . .      (13)       55
   Net cash provided by changes in assets and
      liabilities . . . . . . . . . . . . . . . . . . .   35,810    28,681
                                                        --------  --------
      Net cash provided by operating activities . . . .   35,360    28,141
                                                        --------  --------

Cash flows from investing activities:
   Purchase of property and equipment . . . . . . . . .   (2,340)   (1,954)
                                                        --------  --------
      Net cash used in investing activities . . . . . .   (2,340)   (1,954)
                                                        --------  --------

Cash flows from financing activities:
   Repayments of notes payable to banks, net. . . . . .  (33,114)  (26,086)
   Principal payments under capital lease obligations .        0      (264)
   Proceeds from the exercise of stock options. . . . .      108       181
                                                        --------  --------
      Net cash used in financing activities . . . . . .  (33,006)  (26,169)
                                                        --------  --------

Net increase in cash. . . . . . . . . . . . . . . . . .       14        18

Cash at beginning of period . . . . . . . . . . . . . .       18        30
                                                        --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . $     32  $     48
                                                        ========  ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . $  3,695  $  1,662
      Income taxes. . . . . . . . . . . . . . . . . . .        6         5


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

2.   NOTES PAYABLE TO BANKS

     During the fourth quarter of 1995, the Company began negotiations with a bank (the "Principal Lender") and other lenders ("Other Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On May 2, 1996, the Company executed a three-year credit facility ("Credit Facility") with the Principal Lender for $40.0 million and with the Other Lenders for an additional $55.0 million. Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of certain vendor products. On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain financial covenants. The Credit Facility can be canceled upon default of certain conditions and in addition, each Other Lender may elect not to renew each year by providing notice of such election 120 days before the automatic annual renewal.

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

OVERVIEW

     GTSI is the largest dedicated reseller of microcomputer and Unix workstation hardware, software and networking products to the Federal Government ("Government") market. The Company currently offers access to over 75,000 information technology products from more than 800 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, most state governments and several hundred systems integrators and prime contractors that sell to the Government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the Government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, microcomputers and networking and workstation products from 1985 to 1992), to the addition of new vendors (e.g., IBM, Sun Microsystems, Panasonic, Apple and Nexar in 1988 to 1996, respectively) and to the addition or expiration of sales contract vehicles (e.g., the addition of the U.S. Air Force Desktop IV contract, the National Aeronautics and Space Administration Scientific & Engineering Workstation Procurement ("SEWP") contract, the National Institutes of Health ("NIH") Electronic Computer Store contract and the U.S. Treasury Department Acquisition-1 contract in 1993, 1995, 1995 and 1996, respectively; and the expiration of the U.S. Navy Companion contract in 1995). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

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

                                                                                           PERCENTAGE
                                                                                             CHANGE
                                                      PERCENTAGE OF SALES           -----------------------
                                            --------------------------------------     THREE         SIX
                                                   THREE               NINE           MONTHS       MONTHS
                                               MONTHS ENDED        MONTHS ENDED        ENDED        ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,     SEP. 30,     SEP. 30,
                                            ------------------  ------------------     1996         1996
                                             1996       1995      1996      1995      TO 1995      TO 1995
                                            --------  --------  --------  --------  ----------   ----------
Sales . . . . . . . . . . . . . . . . . .   100.0%     100.0%    100.0%    100.0%      (7.1)%       (5.3)%
Cost of sales . . . . . . . . . . . . . .    93.2       91.9      92.7      92.2       (5.8)        (4.7)
                                            --------  --------  --------  --------
Gross margin. . . . . . . . . . . . . . .     6.8        8.1       7.3       7.8      (21.8)       (12.0)
                                            --------  --------  --------  --------
Operating expenses:
 Selling, general and administrative. . .     5.2        5.5       7.1       7.7      (12.3)       (12.7)
 Depreciation and amortization. . . . . .     0.6        0.4       0.7       0.6       41.3         11.3
                                            --------  --------  --------  --------
                                              5.8        5.9       7.8       8.3       (9.0)       (10.9)
                                            --------  --------  --------  --------
Income (loss) from operations . . . . . .     1.0        2.2      (0.5)     (0.5)     (56.6)         7.3
Interest expense, net . . . . . . . . . .     0.3        0.6       0.6       0.8      (53.7)       (30.9)
                                            --------  --------  --------  --------
Income (loss) before taxes. . . . . . . .     0.7        1.6      (1.1)     (1.3)     (57.7)       (16.3)
Income tax provision (benefit). . . . . .     0.3        0.6      (0.4)     (0.5)     (55.2)       (18.4)
                                            --------  --------  --------  --------
Net income (loss) . . . . . . . . . . . .     0.4%       1.0%     (0.7)%    (0.8)%    (59.3)       (15.0)
                                            ========  ========  ========  ========


     The following table sets forth sales by contract vehicle:

(DOLLARS IN THOUSANDS)     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                       ---------------------------------------  ---------------------------------------
CONTRACT VEHICLES:             1996                1995                1996                1995
-----------------      -------------------  ------------------- ------------------- -------------------
IDIQ Contracts. . . .  $  37,585    23.0%   $ 49,957    28.5%   $  81,532   23.5%   $  98,367   26.9%
GSA Schedules . . . .     94,568    57.9      79,137    45.0      168,806   48.7      152,200   41.6
Open Market . . . . .     26,254    16.1      43,012    24.5       84,509   24.4      101,536   27.7
Other Contracts . . .      4,814     3.0       3,599     2.0       11,975    3.4       13,988    3.8
                       ---------  --------- --------- --------- --------- --------- --------- ---------
     Total. . . . . .  $ 163,221   100.0%   $175,705   100.0%   $ 346,822  100.0%   $ 366,091  100.0%
                       =========  ========= ========= ========= ========= ========= ========= =========





                                   - 9 -

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the third quarter of 1996, sales decreased $12.5 million, or 7.1%. Decreases in open market sales and sales under indefinite-delivery/indefinite-quantity ("IDIQ") contracts of approximately $16.8 million (or 40.0%) and $12.4 million (or 24.8%), respectively, were partially offset by increases in sales under GSA Schedule contracts of $15.4 million (or 19.5%).

     It is management's belief that the decline in open market sales during the third quarter was primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g., GSA Schedule contracts) in a quicker and easier manner than was the case before such changes. Sales under IDIQ contracts declined in the third quarter primarily due to decreased sales under the Desktop IV contract (as systems ordering expired on February 1, 1996) and the lack of sales under the U.S. Navy Companion contract (which expired on September 30, 1995) of $28.1 million and $5.9 million, respectively. In addition, sales under the Company's Portable-1 contract with the U.S. Army declined during the third quarter primarily as a result of a delay until late in September by one of the Company's vendors in the release of new product technology desired by the customer. These decreases were partially offset by increases in sales under the Company's NIH contract (which started shipping in the first quarter of 1996) and its SEWP contract. The increase in sales under the Company's GSA Schedule contracts was primarily comprised of $23.8 million of increased GSA Schedule B/C sales offset by a decline in sales under GSA Schedule A of $8.8 million.

     Backlog at September 30, 1996 was approximately $70.1 million, up 57.2% from approximately $44.6 million at September 30, 1995. Backlog was $40.1 million at November 8, 1996.

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

     During the third quarter of 1996, gross margin decreased in absolute dollars by approximately $9.4 million, or 5.8%, and decreased as a percentage of sales from 8.1% to 6.8% when compared to the same period a year ago. The decline in absolute dollars is primarily attributable to the lower sales volume during the third quarter. Another contributing factor to the decline in absolute dollars is the shift in sales made under IDIQ contracts to sales made under the Company's GSA Schedule B/C contract, which currently earns lower margins than most other sales. The increased mix of sales under the GSA Schedule B/C also relates to the decline in gross margin percentage during the third quarter of 1996. Additionally, a large drop shipment of product from one of the Company's vendors directly to the customer at a lower than normal margin and several large software orders contributed to the decreased gross margin percentage during the third quarter of 1996 when compared to the same period a year ago. The change in gross margin percentages is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Operating expenses in the third quarter of 1996 decreased approximately $0.9 million, or 9.0%, and decreased as a percentage of sales from 5.9% to 5.8%. In the third quarter of 1996, decreases in contracted services, facility costs, legal costs, travel costs, and personnel costs were partially offset by an increase in expenditures for professional services and increased equipment depreciation costs. In addition, the Company received slightly higher vendor incentives than in the third quarter of 1995, which contributed to decreased net marketing expenses. Vendor incentives, cooperative advertising and market development reimbursements are used to partially offset selling, advertising, promotion and marketing expenses.

     Interest Expense. The $574,000, or 53.7%, decrease in net interest expense in the third quarter of 1996 was due to a combination of lower average borrowings and lower interest rates, offset by increased bank fees related to the Interim Agreement and the Credit Facility executed in December 1995 and May 1996, respectively.

     Income Taxes. The Company's effective tax rate was 40.5% in the third quarter of 1996, as compared to 38.2% in the third quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Sales. In the first nine months of 1996, sales decreased $19.3 million, or 5.3%. Decreases in open market sales and sales under IDIQ contracts of $17.0 million and $6.8 million, respectively, were partially offset by a $16.6 million increase in sales under GSA Schedule contracts. It is management's belief that the decline in open market sales is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g., GSA Schedule contracts) in a quicker and easier manner than was the case before such changes. As previously noted, Open Market sales also included $15.8 million of product originally purchased for sale under the Company's Desktop IV contract which was commercialized and sold via the open market
during the first nine months of 1996.   Sales under IDIQ contracts declined
during the first nine months of 1996 primarily as a result of decreased sales under the Company's Desktop IV contract and the lack of sales under the U.S. Navy Companion contract (which expired September 30, 1995) of $27.1 million and $19.5 million, respectively. These decreases were partially offset by an increase in sales under the Company's NIH contract (which started shipping in the first quarter of 1996) and its SEWP contract. Other new contracts procured by the Company during 1996 took longer than expected to be awarded and, upon award to the Company, did not generate sufficient revenue to offset the declining sales under contracts which had ended or were near completion. The increase in sales under the Company's GSA Schedule contracts was primarily comprised of $31.8 million of increased GSA Schedule B/C sales offset by a decline in sales under GSA Schedule A of $15.6 million.

     During the fourth quarter of 1995 and the first quarter of 1996, the executive and legislative branches of the Government could not agree on a budget for fiscal year 1996. Although the Company cannot precisely quantify the specific effect of the Government's work stoppages on the Company's operations, it is believed that sales were negatively impacted during these periods.

     Gross Margin. In the first nine months of 1996, gross margin decreased in absolute dollars by approximately $3.5 million, or 12.0%, and decreased as a percentage of sales from 7.8% to 7.3% when compared to the same period a year ago. The decline in absolute dollars is primarily attributable to the lower sales volume and was partially offset by the resolution of a vendor contractual matter. The decline in both absolute dollars and gross margin percentage is also attributable to the shift from sales under IDIQ contracts to sales made under the Company's GSA Schedule B/C, which currently earns lower margins than most other sales. Additionally, the gross margin percentage was negatively impacted by the open market sale of near-obsolete inventory noted above, which earned little or no gross margin. The change in gross margin percentages is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Total operating expenses in the first nine months of 1996 decreased $3.3 million, or 10.9%, and decreased as a percentage of sales from 8.3% to 7.8%. This decrease is primarily attributable to decreases in personnel costs, contracted services and facility costs and higher vendor incentives, which were partially offset by increases in expenditures for professional services and consultants. The Company also received $0.8 million during the second quarter in connection with the settlement of certain litigation, which amount was applied against related legal and program expenses.

     Interest Expense. Net interest expense decreased approximately $0.9 million, or 30.9%, in the first nine months of 1996 due to a combination of lower average borrowings outstanding and lower interest rates, offset by increased bank fees related to the Interim Agreement and the Credit Facility executed in December 1995 and May 1996, respectively.

     Income Taxes. Tax benefits of $1.5 million and $1.8 million were recorded during the first nine months of 1996 and 1995, respectively, as a result of the Company's net operating loss for those respective periods. These benefits can be realized by carrying back the loss to prior years in which the Company recorded net income.

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end) and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

     Additionally, legislation is periodically introduced in Congress that may change the Government's procurement practices. GTSI cannot predict whether any such legislative or related regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition and/or buying patterns of the Government, either alone or in combination with competitive conditions or other factors, could adversely affect future results.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1996, the Company generated $34.0 million of cash flow from operations, as compared to $28.1 million for the same period in 1995. Most of the increase from year to year relates to a significant reduction in net operating assets (accounts receivable plus merchandise inventories less accounts payable) resulting from the Company's increased focus on collection of accounts receivable and inventory management. After reduction of approximately $1.4 million of capital expenditures from the net cash provided by operating activities, overall short-term notes payable to banks decreased $32.8 million from December 31, 1995. As a result of the Company's seasonal sales patterns, working capital levels are traditionally lower in the first half of the year and short-term debt levels are reduced.

     Capital expenditures are expected to be approximately $5.1 million in 1996, including expenditures of approximately $1.6 million for equipment and leasehold improvements related to the Company's new distribution center (under construction), and approximately $1.5 million for a financial information system which is expected to be completely installed by the first quarter of 1997.

     During the fourth quarter of 1995, the Company began negotiations with a bank (the "Principal Lender") and other lenders ("Other Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On March 26, 1996, the Company and its bank executed Amendment No. 1 to the Interim Agreement which modified certain financial covenants. On May 2, 1996, the Company executed a three-year credit facility ("Credit Facility") with the Principal Lender for $40.0 million and with the Other Lenders for an additional $55.0 million. Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products. The Credit Facility can be canceled upon default of certain conditions and in addition, each Other Lender may elect not to renew each year by providing notice of such election 120 days before the automatic annual renewal. At September 30, 1996, $44.2 million was available to the Company for borrowing under the terms of its Credit Facility. In addition, interest was payable at a rate of 7.5% at September 30, 1996.

     Interest under the Credit Facility is payable monthly and is accrued at an effective rate equal to the London Interbank Offered Rate (LIBOR) plus 2.24%. Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is substantially collateralized by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios. At June 30, 1996, the Company was not in compliance with two covenants contained in the Credit Facility. On August 12, 1996, the Company's banks agreed to waive compliance with the June 30, 1996 application of these covenants. On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain financial covenants. At September 30, 1996, the Company was in compliance with all financial covenants contained in the Credit Facility.

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

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS --

     On May 31, 1995, the Company received a civil investigative demand ("CID") from the United States Department of Justice ("DOJ") seeking information relating to the Company's GSA Schedule sales for the years 1988 to the present. The CID sought information regarding the Company's disclosure to the Government and use of vendor incentives and marketing funds in connection with such GSA Schedule sales. On January 24, 1996, the Company received a letter from the DOJ withdrawing the CID. The Company is continuing to cooperate with a GSA audit of the Company's GSA Schedule sales by providing information to the GSA's auditors. No reserve has been provided in the accompanying financial statements concerning this matter because management is currently unable to estimate a range of exposure, if any.

     On November 27, 1995, the Department of the Air Force issued a final decision to the Company under its Desktop IV Contract directing the Company to provide, without additional consideration, "upgrades" to certain computer software. As required by the contract, the Company has proceeded to perform in accordance with the final decision. However, the Company timely filed a complaint on July 31, 1996 with the Armed Services Board of Contract Appeals ("ASBCA") contesting the final decision concerning software upgrades. The Company will vigorously contest the Air Force's final decision and intends to seek full compensation for the costs it
incurs in connection therewith.   The current reserve, established in 1995,
is believed by management to be adequate to cover the costs of compliance with the Air Force's final decision. The Company and the Air Force are presently engaged in discussions concerning the Air Force's November 27, 1995 final decision, recent additional demands by the Air Force and the Company's ASBCA case. The adequacy of the Company's recorded reserve will necessarily be determined by the results of the Company's current discussions, both with the Air Force and with a vendor; the ASBCA case; and any possible additional litigation. No additional reserve has been provided in the accompanying financial statements concerning this matter because management is currently unable to reasonably estimate a range of additional exposure, if any.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
          Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:

          11.1 Computation of Earnings Per Share

     (b)  Reports on Form 8-K:

          None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Date:  November 14, 1996

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/  M. DENDY YOUNG
                                     --------------------------------------
                                      M. Dendy Young
                                      President and Chief Executive Officer



                                 By:   /s/ PETER E. JANKE
                                     --------------------------------------
                                      Peter E. Janke
                                      Executive Vice President and
                                         Chief Financial Officer

                             INDEX TO EXHIBITS


                                                      SEQUENTIALLY
  EXHIBIT                                               NUMBERED
  NUMBER                  DESCRIPTION                     PAGE
----------  ---------------------------------------   -------------

   11.1        Computation of Earnings Per Share           19