Form 10-K
period 1996-12-31
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1997-03-31
CIK 850483

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K
                          ______________________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NO. 0-19394

                   GOVERNMENT TECHNOLOGY SERVICES, INC.
          (Exact name of registrant as specified in its charter)

            DELAWARE                                       54-1248422
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                        4100 LAFAYETTE CENTER DRIVE
                      CHANTILLY, VIRGINIA  20151-1200
           (Address and zip code of principal executive offices)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703) 502-2000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      COMMON STOCK, $0.005 PAR VALUE
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on February 28, 1997, as reported on The Nasdaq Stock Market, was $30,998,212.

     The number of shares outstanding of the registrant's Common Stock on February 28, 1997, was 6,724,919.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders to be held on May 6, 1997 are incorporated by reference into
Part III of this Form 10-K.

                                  PART  I

ITEM 1.   BUSINESS.

THE COMPANY

     Government Technology Services, Inc. is the leading dedicated reseller of microcomputer and Unix workstation hardware, software and networking products to the Federal government market. (Unless the context indicates otherwise, all references herein to the capitalized term "Government" shall refer to the U.S. Federal Government, and all references herein to the non-capitalized term "government" shall refer generally to any federal, state or municipal government.) The Company was incorporated in Nevada in 1983 and reincorporated in Delaware in 1986.

     On August 16, 1994, the Company purchased Falcon Microsystems, Inc. ("Falcon"), which was the leading reseller of Apple Computer, Inc. ("Apple") products to the Government for the ten years prior to its acquisition. The acquisition was part of the Company's corporate strategy to expand and build upon its presence in the Federal, state and local government markets. (Unless the context indicates otherwise, all references below to "GTSI" or the "Company" for periods after August 16, 1994, shall refer to Government Technology Services, Inc. and Falcon.)

     GTSI (r) offers its customers a convenient and cost-effective centralized source for microcomputer and workstation solutions through its broad selection of popular products at competitive prices. The Company specializes in understanding both the various information technology needs and the procurement processes of Government customers. GTSI sells to all departments and agencies of the Government, many state governments and hundreds of systems integrators and prime contractors selling to the government market. In 1996, GTSI's sales directly to Government agencies, to prime contractors for resale to Government agencies and to state and local government agencies accounted for 90.5%, 7.8% and 1.7% of sales, respectively.

     The Company commenced operations in 1983 and initially focused on reselling microcomputer software to Government agencies. In 1985, the Company expanded its product line to include peripherals and began selling its full line of products to the state government market. In 1986, the Company began selling microcomputers and networking products and began performing network integration services, including configuring, installing and maintaining microcomputers in local area networks ("LANs"). Since 1987, GTSI has been pursuing formal Government bids in addition to General Services Administration ("GSA") Schedule contracts. In January 1992, GTSI began reselling Unix workstations and allied software and peripherals.

     GTSI currently offers access to over 75,000 information technology products from more than 800 manufacturers, including Hewlett-Packard Company ("Hewlett-Packard"), Compaq Computer Corporation ("Compaq"), Panasonic (a division of Matsushita Electric Corporation of America),

Microsoft Corporation ("Microsoft"), Sun Microsystems, Inc. ("Sun"), Apple, and International Business Machines Corporation ("IBM"). The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

     "GTSI" is a registered service mark of Government Technology Services, Inc. All other trademarks and service marks are proprietary to their respective owners.

BUSINESS STRATEGY

     GTSI is committed to, and focused on, the Government customer. The Company's business strategy is to continue to broaden its product offering, to remain the low-cost provider and to bring new technologies to Government customers by concentrating on the following elements:

     FOCUS ON THE GOVERNMENT MARKET. Because of its historical focus on the Government market, GTSI has developed the expertise and established the vendor and customer relationships necessary to be a leader in this market. As a result, GTSI's marketing and sales force is effective at reaching and servicing the Government market, which consists of tens of thousands of procurement and contracting officers, information resource managers, systems integrators, value-added resellers ("VARs"), prime contractors and millions of end users. In addition, by focusing on the Government market, the Company has avoided the significant costs of commercial retail outlets and the relatively higher credit risk associated with selling primarily to commercial entities.

     PURSUE GOVERNMENT CONTRACTS. GTSI pursues Government contracts ranging in size from as small as a few hundred dollars to as large as potentially hundreds of millions of dollars in sales. The Company holds a wide range of Government contracts, including multi-million dollar, multi-year contracts with the Department of Defense ("DoD") and certain civilian agencies, as well as several multiple award schedules and Blanket Purchasing Agreements ("BPAs") with a variety of DoD and civilian agencies (generally, "contract vehicles"). GTSI also serves as a subcontractor to companies holding Government contracts. The Company intends to continue to identify and pursue those contract vehicles that best leverage GTSI's broad product selection, distribution capabilities and vendor relationships. At various times GTSI has been awarded, in addition to the GSA Schedule contracts, the U.S. Navy Standard Desktop Computer Companion Contract ("Companion Contract"), the U.S. Air Force Desktop IV Microsystems Contract ("Desktop IV Contract"), the National Aeronautics and Space Administration's ("NASA") Scientific & Engineering Workstation Procurement ("SEWP I Contract"), the NASA SEWP II Contract, the U.S. Army Portable-1 Contract ("Portable-1 Contract"), the U.S. Army Portable-2 Contract ("Portable-2 Contract"), the National Institute of Health's ("NIH") Electronic Computer Store ("ECS") Contract ("NIH Contract") and the U.S. Treasury Department Acquisition-1 Contract ("TDA-1 Contract"), as well as hundreds of other Government contracts of varying dollar amounts, typically under $100,000. The Company also has been awarded subcontracts to supply products under the U.S. Air Force Integration for Command, Control, Communications, Computers and Intelligence Contract ("IC4I") and the U.S. Air Force Desktop V Microsystems Contract ("Desktop V Contract") Contract.

     FOCUS ON OFFICE AUTOMATION PRODUCTS. GTSI focused initially on the rapidly growing market for microcomputer applications software and expanded successively into the complementary office automation market segments of peripherals, microcomputers and networking products, including LANs. The Company continued this product strategy by expanding its product line in early 1992 to include hardware, software and services for RISC-based Unix workstations manufactured by Sun and in 1993 to include the full line of products manufactured by Apple. In 1996, GTSI began focusing on internet and intranet products and services. In future years the Company intends to add other complementary office automation products and expanded systems integration services.

     FOCUS ON CUSTOMER SERVICE. In the Company's process orientation and interaction with its many customers, Company employees focus on attempting to provide high quality customer service(s) associated with the order, delivery, installation and repair of microcomputer and workstation products. By following a "one person - one transaction - one time" approach to customer service, the Company's employees strive to ensure customer satisfaction and thereby increase the possibilities for future business.

     PROVIDE A CENTRALIZED SOURCE FOR PROCURING OFFICE AUTOMATION PRODUCTS AND SERVICES. In addition to offering a full line of microcomputer hardware, software and peripheral products as well as the leading brand of workstations, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that GTSI sells. Furthermore, by offering a wide range of microcomputer and workstation products through a variety of procurement mechanisms, GTSI offers its customers the convenience, flexibility and cost savings of purchasing from a centralized source. GTSI believes that its convenient "one-stop shop" for microcom-puter and workstation products is an important factor in its success in the government market.

     MAINTAIN COMPETITIVE PRICING AND IMPROVE OPERATING EFFICIENCIES. The government market is price-sensitive. GTSI therefore focuses both on offering competitive pricing to its customers and on constantly improving operating efficiencies.

     ESTABLISH AND MAINTAIN STRONG VENDOR RELATIONSHIPS. In order to provide a centralized source of products for its customers, GTSI maintains strong relationships with leading hardware and software vendors. GTSI offers its vendors a wide range of marketing and sales services which provide them with access to the millions of end users comprising the government market. In addition, the Company virtually insulates its vendors from most of the procurement regulatory complexities, costs, extensive paperwork and complicated billing requirements associated with the government market.

THE GOVERNMENT PROCUREMENT PROCESS

     Most of the Company's 1996 revenues were derived from sales directly to departments and agencies of the Government and to prime contractors reselling to the Government market. The Company's sales fall into five categories: GSA Schedule contracts, formal bids, subcontracts, BPAs, and open market.

     GSA SCHEDULE CONTRACTS

     GTSI currently holds four GSA Schedule contracts: Schedule A, Schedule B/C, Schedule 58 Part VI and VII, and Schedule E. Schedule contracts are negotiated by the GSA, which is the central procurement agency of the Executive Branch of the Government. Although Government agencies are not required to purchase products under GSA Schedule contracts, these contracts provide all Government agencies, certain international organizations and authorized prime contractors with an efficient and cost-effective means for buying commercial products.

     Government agencies and other authorized purchasers (collectively, "GSA Schedule Purchasers") may purchase goods under GSA Schedule contracts at predetermined ceiling prices, terms and conditions. GSA Schedule Purchasers may place unlimited orders for products under GSA Schedule contracts. However, agencies are instructed to seek lower prices for orders exceeding a "maximum order" threshold. For the Schedule B/C contract, this threshold is $25,000 per order for classroom training, $50,000 per order for shrinkwrap software and $500,000 per order for other software and hardware. For Schedules A, 58 and E, this threshold, as applied to all product and service categories, is $500,000 per order.

     GSA Schedule contracts are awarded on the basis of a number of factors, the most important of which are compliance with applicable Government regulations and the prices of the products to be sold. Any number of competing vendors may be awarded a GSA Schedule contract for a given product. GSA Schedule contracts require that each bidder must either be the manufacturer of the product covered by the contract or furnish evidence of capability to provide a manufacturer's product for the period of the GSA Schedule contract. Products may be added to a GSA Schedule contract during its term under certain circumstances with the consent of both the contractor and Government. GSA Schedule contracts include a 1% GSA administrative fee calculated in the product prices, which fee is collected by the Company and is remitted quarterly to the GSA.

     GTSI's GSA Schedule contracts require the Government to pay for product shipped under the contracts within 30 days of acceptance by the Government. The GSA Schedule contracts also permit payment by Government-issued credit cards. When payment is made by credit card, the Company often receives payment in less than 30 days. The Government may require GTSI to accept returns only of incorrectly shipped product. GTSI's GSA Schedule contracts require GTSI to pass on to customers the vendor's warranty and to provide for on-site or depot maintenance at a pre-paid flat fee. GTSI's GSA Schedule contracts also contain price reduction clauses requiring, among other things, that GTSI pass on to Government customers certain reduced prices GTSI may receive from its vendors during a contract's term but prohibiting GTSI to pass on vendor price increases. To mitigate the potential adverse impact of any such price increase, the Company requires virtually all vendors acting as suppliers to GTSI under its GSA Schedule contracts to provide GTSI with supply and price protection for the duration of the contracts. Multi-year Schedules include an economic price adjustment clause that permits the Company to adjust contract prices upward if certain conditions have been satisfied.

     Several of the GSA Schedule contracts that have been awarded to the Company are multi-year. GTSI's current GSA Schedule B/C contract has a three-year term, from April 1, 1996 to March 31, 1999. Schedule B/C contracts include general purpose automatic data processing equipment (end-user computers, normally microcomputers and related computer software) for use in an office environment. In 1996, the GSA extended GTSI's Schedule A contract for one year. As amended, GTSI's Schedule A contract expires on September 30, 1997. Schedule A contracts include general purpose commercial automatic data processing equipment and software, including workstations and connected peripheral equipment. In March 1996, the GSA awarded the Company a Schedule 58, Part VI and VII for telecommunications products. The contract will continue until September 30, 2000. In May 1995, the GSA awarded the Company a Schedule E contract for electronic commerce products and services. The contract will continue until September 30, 1997.

     FORMAL BIDS

     A significant portion of Government purchases of computer products and services are made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. Since 1987, in addition to its GSA Schedule and open market business, GTSI has pursued formal Government bids. Since substantially all of these bids are awarded on the basis of "best value" to the Government (which, depending on the bid, can be a combination of price, technical, past performance on other Government contracts and other factors), GTSI has sought to use its vendor contacts, purchasing power, distribution strength and procurement expertise to successfully compete for the business. These major procurements can exceed millions of dollars in total revenues, span many years, and provide a purchasing vehicle for many agencies. The vast majority of the contracts pursued by GTSI have been fixed-price (i.e., at the time of initial award, the end-user selling prices are set for the duration of the contract at a specified level or at specified levels varying over time) and indefinite-delivery/indefinite-quantity ("IDIQ") (i.e., the contract provides no pre-set delivery schedules or minimum purchase levels). All of the Company's bid, proposal and protest costs are expensed as incurred.

     GTSI's bids group is responsible for evaluating bid opportunities, identifying key products or services needed to respond to bids, negotiating favorable agreements with suppliers and subcontractors, preparing written responses to the solicitation document, meeting all mandatory technical requirements and, in general, successfully managing the proposal effort. GTSI's competitors for these contracts typically include major systems integrators, computer manufacturers and a variety of other systems integrators, VARs and commercial resellers.

     COMPANION CONTRACT. In August 1991, GTSI commenced shipments under the Companion Contract. The Companion Contract is a fixed-price, IDIQ contract covering the worldwide sale to all DoD agencies of microcomputer software (including MS-DOS, Unix and Windows software), peripherals (including modems, printers, storage devices, power units, video sub-systems, memory expansion boards, PC facsimiles and microprocessor upgrades), spare parts, maintenance, supplies and training. The contract is non-mandatory except for the Defense Logistics Agency ("DLA") and, excluding certain software products, the Air Force. Product purchases on the original Companion Contract expired on September 30, 1994; however, on February 6, 1995, the Navy agreed to a product purchasing extension through September 30, 1995. In the fourth quarter of 1995, the Navy informed GTSI that it did not intend to exercise its option for two annual renewal periods for other services and replacement parts. Sales under the Companion Contract in 1995, 1994 and 1993 were approximately $21.1 million, $50.5 million and $48.3 million, respectively.

     DESKTOP IV CONTRACT. In February 1993, GTSI and Zenith Data Systems ("Zenith") were jointly awarded the Desktop IV Contract. In May 1993, following a protest filed by several losing bidders at the General Services Board of Contract Appeals ("GSBCA"), the Desktop IV Contract award to GTSI and Zenith was affirmed. In August 1993, GTSI began shipments under this contract. The Desktop IV Contract is a non-mandatory, fixed-price, IDIQ contract covering the worldwide sale of microcomputer systems, peripherals and software, along with maintenance, supplies and training to all DoD agencies, as well as certain other Government agencies. The original expiration date for systems orders was February 1, 1995, with one option to extend, solely at the discretion of the Air Force, for a one-year period. The Air Force exercised its one-year option, which expired February 1, 1996. The Air Force exercised a separate option to procure maintenance and User Installable Components ("UICs") from February 2, 1996 through February 1, 1997. The Air Force has executed a separate option to procure maintenance and UICs from February 1, 1997 through February 1, 1998. The Government's maximum evaluated dollar value for the contract awarded to GTSI over its three-year maximum life is approximately $655.0 million. The Company settled an appeal filed at the Armed Services Board of Contract Appeals in December 1996 regarding certain Desktop IV Contract matters.
See "Legal Proceedings." Sales under the Desktop IV Contract in 1996, 1995 and 1994 were approximately $29.8 million, $93.4 million and $196.0 million, respectively.

     SEWP I CONTRACT. In February 1993, GTSI was awarded its SEWP I Contract, which is one of seven workstation contracts and two peripheral contracts awarded by NASA under the SEWP program. In August 1995, GTSI became the first IDIQ contractor to implement Internet credit card and Electronic Data Interchange ("EDI") ordering for its SEWP customer base. GTSI's fixed discount, IDIQ contract covers the sale of specified Unix-based X-terminals, printers, application software and related peripherals to all NASA centers as well as certain non-NASA agencies and approved prime contractors. Products may be added to the contract at fixed discounts from the manufacturer's catalogue, list, GSA or other published pricing base by mutual agreement with the Government. Product discounts must be maintained throughout the applicable contract period provided that the computed price to the Government cannot exceed GSA Schedule pricing. The contract's original expiration date was February 18, 1994, with four successive one-year options. The Government has exercised its third one-year option, which expired on February 18, 1997. Sales under GTSI's SEWP I Contract in 1996, 1995 and 1994 were approximately $23.8 million, $8.9 million and $7.1 million, respectively.

     PORTABLE-1 CONTRACT. In December 1994, GTSI and International Data Products, Inc. ("IDP") were jointly awarded the Portable-1 Contract by the Department of the Army. In February 1995, following a protest filed at the GSBCA by one of the losing bidders, the Portable-1 Contract award to GTSI and IDP was affirmed. In February 1995, GTSI began shipments under this contract. The Portable-1 Contract is a fixed-price, IDIQ contract covering the world-wide sale of portable microcomputer systems, peripherals and software, along with maintenance supplies to the Army, DLA and other Government agencies, excluding the Navy and Air Force. Hardware products may be added to the contract at to-be-negotiated prices by mutual agreement with the Government. In such cases, GTSI will likely be required to provide such updated versions of products to the Government at the same or at lower prices as the products originally bid. The contract is non-mandatory and expired on January 24, 1997. The Government's maximum evaluated dollar value for the contract over its two-year maximum life is approximately $115.0 million. Sales under the Portable-1 Contract in 1996 and 1995 were approximately $24.0 million and $25.2 million, respectively.

     NIH ECS CONTRACT. In September 1995, GTSI and 16 other contractors were jointly awarded the Electronic Computer Store ("ECS") Contract to provide commercial off-the-shelf personal computer equipment (including laptops, peripherals, software and operating systems) and related warranty service to the National Institutes of Health and other agencies of the U.S. Department of Health and Human Services. The contract is a non-mandatory, fixed price, IDIQ contract with an original expiration date of September 30, 1996. The Government has exercised one option to extend the contract to September 30, 1997. The Government's maximum evaluated dollar value for the ECS Contract over its two-year maximum life is approximately $96.8 million. Sales under the ECS Contract in 1996 and 1995 were approximately $34.2 million and $400,000, respectively.

     TDA-1 CONTRACT. In March 1996, GTSI was awarded the TDA-1 Contract. The TDA-1 Contract is a fixed-price, IDIQ contract which calls for GTSI to provide desktop and laptop computers, as well as software and peripherals, to the U.S. Treasury Department. The contract is non-mandatory with an original expiration date of March 3, 1997, with one option to extend for a one-year period. The Government has exercised its option to extend the contract to March 3, 1998. The Government's maximum evaluated dollar value for the contract over its two-year maximum life is approximately $50.0 million. Shipments under the TDA-1 Contract began in August 1996. Sales under the TDA-1 Contract in 1996 were approximately $2.1 million.

     SEWP II CONTRACT. In November 1996, the Company was awarded two SEWP II Contracts out of 20 awarded by NASA under the SEWP program. The contract was available for orders in January 1997. Thereafter, NASA consolidated the contracts so that there are now 16 contracts, of which GTSI holds one. The SEWP II Contract is a non-mandatory, fixed price, IDIQ contract for specified Unix-based x-terminals, printers, application software and related peripherals to the entire Government and all NASA prime contractors. Products may be added to the contract at fixed discounts from the manufacturer's catalogue, list, GSA or other published pricing base by mutual agreement with the Government. Product discounts must be maintained throughout the applicable contract period provided that the computed price to the Government cannot exceed GSA Schedule pricing. The contract expires on November 15, 1997 and includes three one-year extension options.

     PORTABLE-2 CONTRACT. In December 1996, GTSI was awarded the Portable-2 Contract, a follow-on to the Portable-1 Contract. The Portable-2 Contract is a fixed-price, IDIQ contract which calls for GTSI to provide world-wide sales of notebook computers, application software, monitors, printers, notebook peripherals and maintenance to the Army, the Defense Logistics Agency and other Government agencies, excluding the Navy and the Air Force. The contract is a two-year, dual award contract. Two competitors protested the award of the contract. Resolution of the protests is expected in April 1997. The Government's maximum evaluated dollar value for the contract over its two-year maximum life is approximately $237 million. Sales under the Portable-2 Contract have been suspended pending resolution of the protests.

     SUBCONTRACTS

     The Company's business expanded during 1996 to include significant subcontracts for product supply to companies holding Government integrator prime contracts.

     IC4I CONTRACT. In June 1996, the Company was awarded a subcontract by Systems Research Applications Corporation ("SRA") to provide hardware and software for use by the Government in connection with SRA's IC4I Contract. The subcontract expires in June 1998 and includes three one-year extension options. The IC4I Contract is non-mandatory, fixed-price, IDIQ contract which expires in June 1998 and includes three one-year extension options.

Shipments under the IC4I Contract began in October 1996. Sales under the subcontract in 1996 were approximately $250,000.

     DESKTOP V CONTRACT. In November 1996, the Company was awarded a subcontract with Hughes Data Systems to provide monitors and notebooks for use by the Air Force in connection with the Desktop V Contract. The subcontract expires in May 2002. Shipments under the subcontract began in July 1996, and sales under the subcontract in 1996 were approximately $3.9 million.

     BLANKET PURCHASE AGREEMENTS

     Historically, the Company has held hundreds of BPAs with federal agencies. A BPA is a simplified but non-mandatory, fixed price, IDIQ contract for the Government to purchase products, usually by establishing charge accounts with qualified sources. Agencies typically enter into BPAs for similar products with several companies. BPAs generally include a list of products at established prices, individual purchase limits for authorized purchasers, and other pre-negotiated terms and conditions. Purchases under BPAs are often paid for with a Government-issued credit card.

     In 1996, the GSA authorized agencies to enter into BPAs with Schedule holders. The GSA-authorized BPAs incorporate many terms and conditions of the GSA Schedule contracts, and incorporate many products offered on GSA Schedule contracts, often at lower prices than available on the GSA Schedules. The Company normally enters into separate agreements with vendors in order to offer reduced BPA prices to the Government. The BPA sales vehicle allows the Company to focus specific vendor relationships on specific sets of customers. In response to the GSA's authorization, the Company has increased its emphasis on BPAs.

     The Company's BPAs include: the Naval Information Systems Management Center BPA for notebook computers and associated equipment, with estimated aggregate sales among the BPA awardees of $98 million; and the Naval Information Systems Management Center BPA for desktop and associated equipment, with estimated sales among the BPA awardees of 7,500 computers per year; and the GSA Federal Telecommunications Service BPA for computer equipment.

     OPEN MARKET

     Many microcomputer and workstation products may also be resold by GTSI through open market procurements. These procurements are separate and apart from GSA Schedules or formal competitive bids, and include small purchase procedures, requests for quotes, invitations for bids and requests for proposals. The Company is on most Government bid lists relevant to its product offerings and responds with proposals to hundreds of such bid solicitations each year. When awarding contracts, the Company's customers often evaluate, in addition to price, which is typically the most important factor, a number of other factors, such as the vendor's experience, performance record, service, support and financial strength. Unless purchasing electronically, Government agencies procuring products not on a Schedule or other contract vehicle must typically publicize their procurements over $25,000 to allow competitors to submit price quotes. The Company also sells to Government prime contractors, including systems integrators, typically through open market procurements.

     STATE AND LOCAL CONTRACTS

     Most purchases in the state government market are made through individual competitive procurements, although many state governments issue invitations for bid for statewide computer term contracts. State and local procurements typically require formal responses and the posting of "bid bonds" or "performance bonds" to ensure complete and proper service by a prospective bidder. Each state maintains a separate code of procurement regulations which must be understood and complied with in order to successfully market and sell to that state. GTSI currently maintains several state and local microcomputer contracts, submits oral and written bids to state and local governments each month and is on a number of state and local government bid lists.

     GOVERNMENT MARKET CONSIDERATIONS

     A substantial portion of the Company's contracts are fixed-price and IDIQ. The uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and dates of delivery, among other factors, make it difficult to predict the future sales and profits, if any, that may result from such contracts.

     Under applicable Government regulations, GTSI currently qualifies as a "small business" by virtue of it being a non-manufacturing entity with a rolling average over the prior 12 months of 500 or fewer employees (404 employees on a rolling average basis as of February 28, 1997). As a small business, GTSI enjoys a number of significant benefits, including being able to: compete for designated small business set-aside contracts; bid pursuant to preferential small purchase procedures for open market purchases under $100,000 directed to non-manufacturer small businesses; qualify as a small business subcontractor to prime contractors on contracts over $500,000 in which the prime contractor must submit to the Government a small business subcontracting plan; offer Government agencies the advantage of having their purchases from GTSI count toward fulfilling their internal small purchase goals; and avoid having to establish small business subcontracting plans in order to compete for certain large Government contracts.

     GTSI presently anticipates being classified as a non-manufacturer small business during 1997; however, the possibility exists that the Company could lose its small business status going forward through internal growth, acquisition(s) or otherwise. GTSI also has a number of possible actions available to it to seek to mitigate the possibly material adverse impact to GTSI of a future loss of its small business status, including the following: increasing sales through the large number of Government contracts which are not subject to small purchase procedures; aggressively implementing GTSI's low-cost, one-stop shop strategy to economically encourage customers to continue to place orders with GTSI; expanding its sales to prime contractors qualifying as small or minority-owned businesses; and increasing its sales to state and other markets not subject to Government small business regulations. Currently, GTSI cannot precisely quantify the extent of the impact, if any, on its future results from a loss of its small business status.

     Noncompliance with Government procurement regulations or contract provisions could result in termination of Government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the Government and even civil or criminal liability. During the term of any suspension or debarment by any Government agency, the contractor could be prohibited from competing for or being awarded any contract by any Government agency. In addition, virtually all of the Company's Government contracts are terminable at any time at the convenience of the Government or upon default. Upon termination of a Government contract for default, the Government may also seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The effect of any of these possible Government actions or the adoption of new or modified procurement regulations or practices could materially adversely affect the Company.

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns. Although these patterns have historically led to sales being concentrated in the Company's third and fourth quarters, the seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

PRODUCTS

     The Company currently offers access to over 75,000 information technology products from more than 800 hardware and software vendors. The Company continuously monitors sales of existing and newly introduced products to ensure that it carries the leading products.

     HARDWARE. The Company currently resells microcomputers from major brand name manufacturers, including Compaq, Panasonic, Nexar Technologies, Inc. ("Nexar"), Sun and Apple; and peripherals from major brand name manufacturers, including Hewlett-Packard, Tektronix, Sony, Iomega and Kodak. The Company began selling RISC-based Unix workstations manufactured by Sun in 1992. In 1993, the Company began selling the full line of products manufactured by Apple and, in connection with the Desktop IV Contract, GTSI's own private label microcomputers -- GTSI DeskTop (tm) -- manufactured by IBM. The Company no longer sells the GTSI DeskTop product. Peripherals carried by the Company include disk drives, CD-ROM drives, printers, video display monitors, plug-in circuit boards, modems and related products. GTSI's LAN hardware products are supplemented by the Company's LAN services, which include assisting customers in selecting, configuring, installing and maintaining LANs.

     SOFTWARE. The Company carries microcomputer software from virtually every leading MS-DOS and Windows microcomputer software vendor, as well as Sun workstation and Apple software from a number of leading software publishers. The Company sells packaged application software or licenses therefor, including word processing, database management, spreadsheet and graphics programs, for use on IBM, IBM-compatible microcomputers, Apple and Apple-compatible microcomputers, and on Sun workstations. The Company's microcomputer software vendors include Microsoft, Unisys, Symantec (including Delrina), Netscape and Novell. GTSI also sells networking software, including that published by Novell.

MARKETING AND SALES

     The Company's marketing and sales personnel design and direct the Company's sales efforts and its market research, telemarketing and direct mail campaigns; Company-sponsored catalogues and seminars; advertising in specialty publications; and participation in major trade shows. GTSI provides training to its marketing and sales force on various government procurement processes and technical features of the products and services it offers. All sales personnel have been trained on, and have online access to, GTSI's computerized system for maintaining price, product availability, bid, ordering and order-status information.

     From inception, GTSI recognized that the size and diversity of the government market made it imperative to identify and understand the needs of customers. Through years of intensive effort, GTSI has compiled and continuously updates one of the most comprehensive databases of federal, state and local government microcomputer users and their buying patterns. This proprietary, on-line computerized database currently contains over 235,000 entries, including an extensive list of agency procurement and contracting officers, information resource managers, end users, systems integrators, VARs and prime contractors. GTSI uses this database, among other things, for targeting telemarketing and direct mail campaigns. The Company conducts direct mail campaigns consisting of brochures, fliers, questionnaires, reply cards and other promotional items.

     In addition to being an active participant in major federal and state government trade shows, GTSI sponsors and produces its own federal and state government seminars and agency-specific shows, many of which attract hundreds of attendees. GTSI designs these seminars and shows to provide training and information about microcomputers and workstations and related services which are of significant interest to government users. GTSI also produces its own "Expos" in which GTSI and specific agencies work together to showcase products to key end users and decision makers. These seminars, shows and expositions are supplemented by technical support hot lines, customer bulletin boards and an evaluation library of microcomputer and workstation product profiles, technical literature and demonstration hardware and software. The Company also offers simplified software upgrade policies designed specifically for the Government.

     The Company publicly introduced its web site, GTSI Online, (sm) on the Internet's world wide web (http:\\www.gtsi.com) in early 1995. The site presently provides access to certain product, contract and Company information. Additional features for GTSI's web site, including electronic order submission, system configuration, technical assistance and order status checking, are in various stages of development, testing and implementation. The Company presently intends to make extensive use of its evolving web site as a sales and marketing tool.

VENDOR RELATIONSHIPS

     In order to offer its customers a centralized source for their microcomputer and workstation needs, the Company establishes and maintains relationships with key vendors and offers them a number of profitable opportunities to expand their sales to the government market, including:

       o Access to the government market through a significant number of diverse contract vehicles.

       o Substantial relief from the cost of compliance with procurement regulations involved in selling directly to the government market.

       o Lower operating costs related to reduction or elimination of selling and marketing programs, and elimination of non-commercial billing and collection costs related to the government market.

       o Participation in value-added services, including numerous government-specific marketing programs and end-user technical support.

     The terms of the Company's agreements with its vendors vary widely, but typically permit the Company to purchase product for resale to at least the government market. Virtually none of the Company's vendor agreements requires the Company to purchase any specified quantities of product. The Company typically requires vendors acting as suppliers to GTSI under its term Government contracts to provide GTSI with supply and price protection for the duration of such contracts. Other than supply agreements under term Government contracts, the Company's vendor agreements are typically terminable by the vendor on short notice, at will or immediately upon default by GTSI. These vendor agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits, for a restocking fee up to 10% and/or in exchange for other products of such vendor. The Company also purchases some products from independent distributors.

     Vendors provide the Company with various forms of marketing and sales assistance, including but not limited to sales incentives and market development funds. Vendors provide sell-through and other sales incentives in connection with certain product promotions. Additionally, key vendors participate with the Company in cooperative advertising and sales events and typically provide funding which offsets the costs of such efforts. A reduction in or discontinuance of any of these incentives or significant delays in receiving reimbursements could materially adversely affect the Company.

     As a non-manufacturing reseller, the Company must continue to obtain products at competitive prices from leading vendors in order to provide a centralized source of price-competitive products for its customers and to be awarded government contracts. Although almost all of GTSI's vendors currently do not have all of their own computer products on a GSA Schedule contract, one or more may elect to apply for its own GSA Schedule contract and may do so at lower end-user selling prices than those GTSI currently offers or could profitably offer. Although GTSI believes its relationships with its key vendors to be good, a decision by one or more to sell directly to the Government (especially if at significantly lower prices than GTSI), to sell their products to GTSI's competitors on more favorable terms than to GTSI, to allow additional resellers to represent their products on a GSA Schedule contract, to restrict or terminate GTSI's rights to sell their products or restrict their products from being carried on a GSA Schedule contract, could materially adversely affect the Company.

CUSTOMERS

     The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 1996, the Company sold products or services to thousands of different customers, including to all agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. Although no single customer accounted for greater than 5% of the Company's 1996 sales, aggregate 1996 sales to the Government's Departments of the Army, Navy and Air Force were 15.0%, 13.2% and 12.9%, respectively, of GTSI's 1996 sales.

     The Company's sales are highly dependent on the Government's demand for microcomputer and workstation products. Although the Company does not believe that the loss of any single customer would have a materially adverse effect on it, a material decline in its overall sales to the Government as a whole or to certain key agencies thereof could have such an effect. Reductions in DoD or other Government outlays could occur and may adversely affect the Company. Furthermore, legislation is periodically introduced in Congress that, if enacted, may change the Government's current procurement processes. GTSI cannot predict whether any such legislative or regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition and/or buying patterns of the Government could affect the Company's future operating results.

BACKLOG

     At February 28, 1997 and December 31, 1996, the Company's backlog of orders was approximately $12.7 million and $19.8 million, respectively, as compared with approximately $26.1 million and $19.0 million at March 20, 1996 and December 31, 1995, respectively. Backlog consists of written purchase orders received and accepted by GTSI for shipment subject only to the availability of inventory to fill the order and the occurrence of the customer-specified shipment date (which must be within 30 days to be considered backlog). Backlog fluctuates significantly from quarter to quarter principally because of the seasonality of Government ordering patterns and the periodic inventory shortages resulting from constrained products (historically, primarily from microcomputer hardware manufacturers).

SERVICE AND WARRANTY

     GTSI provides post-sale field service for most of the products it sells primarily through subcontractors and to a limited extent through the Company's in-house technical staff. The Company typically warrants products sold to the Government and certain other customers for the same term as the manufacturer's warranty period. Product repaired while under the manufacturer's warranty is at its expense; product repaired after expiration of the manufacturer's and GTSI's warranty, if longer, is at the customer's expense.

COMPETITION

     The government microcomputer and workstation market is intensely competitive and subject to rapid change. GTSI competes with certain leading microcomputer and/or workstation hardware manufacturers, which sell to the government market directly and/or through representatives other than the Company, and with a number of systems integrators, government and commercial resellers and commercial computer retail chains, distributors and VARs (including companies qualifying as minority-owned, disadvantaged or small businesses under applicable Government regulations) seeking to enter or expand their presence in the government market. Some of GTSI's existing and potential competitors have greater financial, sales, marketing and technological resources than the Company.

     The Company believes that the principal competitive factors in the government microcomputer market are price, expertise in the applicable government procurement processes, breadth of product line, customer and vendor relationships, financial strength, the technical and other skills of marketing and sales personnel, distribution capability, available inventory and customer service and support. The Company believes that the principal competitive factors in the government workstation market are essentially the same, except that technical expertise and customer service and support are often more important and breadth of product line and available inventory are often less important. The Company believes that it competes favorably on each of these factors, although to a lesser degree with respect to technical expertise. GTSI also believes that it has a competitive advantage over certain of its competitors because of its procurement expertise and avoidance of costly overhead related to selling into multiple market segments and maintaining numerous retail outlets. In addition, the Company's ability to offer a centralized source for purchases of a wide variety of leading computer products from numerous manufacturers often provides a competitive advantage over manufacturers who sell only their own line of products directly to the government.

EMPLOYEES

     At February 28, 1997, the Company had 413 employees, including 267 in sales, marketing and contract management; 67 in operations; and 79 in executive, finance, information technology, human resources and legal. None of the Company's employees is represented by a labor union, and the Company has experienced no labor-related work stoppages.

ITEM 2.   PROPERTIES.

     The Company's executive offices are located in an approximately 190,000-square foot group of facilities in Chantilly, Virginia under a lease expiring in November 1998. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 205,000-square foot facility under a lease expiring in December 2006. The Company also has branch sales offices occupying an aggregate of 7,742 square feet under various multi-year leases expiring at various times up to October 31, 1998. The Company's five branch sales offices are located in Atlanta, Georgia; Chicago, Illinois; La Palma, California; Norfolk, Virginia; and Heidelberg, Germany.

ITEM 3.   LEGAL PROCEEDINGS.

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

     In December 1996, the Company settled litigation pending before the Armed Services Board of Contract Appeals related to the Company's obligation to provide "upgrades" of certain computer software under the Desktop IV Contract. The settlement requires the Company to provide, without charge, certain software licenses to users who register before February 28, 1997.

     At December 31, 1996, the Company recorded a liability of approximately $3.0 million, which represents management's estimate of the costs necessary to provide the "upgrades" noted above plus estimated professional services costs to be paid in 1997 related to the ongoing GSA audit.

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

                                 PART  II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     STOCK DATA. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "GTSI." As of December 31, 1996, there were 227 record holders of the Company's common stock based on information provided by the Company's transfer agent. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock.

                           1996                1995
                    -----------------   -----------------
          Quarter     High      Low       High      Low
          -------   -------   -------   -------   -------
          First     $ 5 1/4   $ 3 1/4   $11       $ 6
          Second    $ 6 7/8   $ 5       $ 8 1/4   $ 4 3/4
          Third     $ 6 1/4   $ 5 1/8   $ 7 3/4   $ 5 3/4
          Fourth    $ 7 3/8   $ 5 3/8   $ 7       $ 3 1/2

     The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business, and therefore the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. Furthermore, certain financial covenants in the Company's bank credit agreement restrict the Company's ability to pay cash dividends.

     ADDITIONAL INVESTOR RELATIONS INFORMATION. All of the Company's current required filings with the Securities and Exchange Commission, as well as press releases and other investor relations information, may be found at http://www.gtsi.com on the Internet's World Wide Web. For those without Internet access, such information may be obtained without charge by request to the company addressed to: Investor Relations, Government Technology Services, Inc., 4100 Lafayette Center Drive, Chantilly, Virginia 20151-1200.

     TRANSFER AGENT. The Company's transfer agent is First Union National Bank, 230 South Tryon Street, 10th Floor, Charlotte, NC 28288-1154; telephone 1-800-829-8432.

     ANNUAL MEETING. The annual meeting of stockholders will be held at 9:00 a.m. on Tuesday, May 6, 1997, at the Company's new distribution center at 3900A Stonecroft Boulevard in Chantilly, Virginia.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data for the three years ended December 31, 1996, 1995 and 1994 are derived from, and are qualified in their entirety by reference to, the Company's audited Financial Statements and Notes thereto included elsewhere in this Form 10-K. The December 31, 1996 Financial Statements of the Company have been audited by Arthur Andersen LLP, as indicated in their report, which is also included elsewhere in this Form 10-K. The December 31, 1995 and 1994 Financial Statements of the Company were audited by Coopers & Lybrand L.L.P., independent accountants, whose reports are also included in this Form 10-K. The selected financial data for all other periods are derived from audited financial statements of the Company which are not included in this Form 10-K.

(In thousands, except per share amounts)                            TWELVE MONTHS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
                                                1996(1)    1995(2)    1994(3)    1993(4)    1992       1991       1990
INCOME STATEMENT DATA:                         --------   --------   --------   --------  --------   --------   --------
Sales . . . . . . . . . . . . . . . . . . . .  $491,642   $526,962   $617,220   $523,612  $396,555   $359,384   $300,193
Cost of sales . . . . . . . . . . . . . . . .   458,076    488,348    569,827    472,909   350,791    309,692    253,475
                                               --------   --------   --------   --------  --------   --------   --------
Gross margin. . . . . . . . . . . . . . . . .    33,566     38,614     47,393     50,703    45,764     49,692     46,718
                                               --------   --------   --------   --------  --------   --------   --------
Operating expenses:
   Selling, general and administrative. . . .    36,841     39,645     38,701     33,119    32,080     34,308     34,993
   Depreciation and amortization. . . . . . .    13,456      3,090      2,358      1,608     1,622      1,529      1,951
   Restructuring charges. . . . . . . . . . .         -      2,953          -          -         -          -          -
                                               --------   --------   --------   --------  --------   --------   --------
Total operating expenses. . . . . . . . . . .    50,297     45,688     41,059     34,727    33,702     35,837     36,944
                                               --------   --------   --------   --------  --------   --------   --------
(Loss) income from operations . . . . . . . .   (16,731)    (7,074)     6,334     15,976    12,062     13,855      9,774
Interest expense, net . . . . . . . . . . . .     3,138      4,538      2,172      2,010     2,642      1,560        499
                                               --------   --------   --------   --------  --------   --------   --------
(Loss) income before taxes. . . . . . . . . .   (19,869)   (11,612)     4,162     13,966     9,420     12,295      9,275
Income tax (benefit) provision. . . . . . . .    (2,031)    (4,435)     1,576      5,330     3,649      4,715      3,422
                                               --------   --------   --------   --------  --------   --------   --------
Net (loss) income . . . . . . . . . . . . . .  $(17,838)  $ (7,177)  $  2,586   $  8,636  $  5,771   $  7,580   $  5,853
                                               ========   ========   ========   ========  ========   ========   ========
(Loss) earnings per share . . . . . . . . . .  $  (2.67)  $  (1.09)  $   0.37   $   1.30  $   0.91   $   1.49   $   1.30
                                               ========   ========   ========   ========  ========   ========   ========
Weighted average number
   of common and common
   equivalent shares outstanding. . . . . . .     6,690      6,604      6,898      6,654     6,355      5,057      4,521
                                               ========   ========   ========   ========  ========   ========   ========


(1)  The quarter ended December 31, 1996 includes a pretax charge of $9,100 ($8,200 after tax, or $1.22 per share) related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.

(2)  The quarter ended December 31, 1995 includes a pretax charge of $7,900 ($4,900 after tax, or $0.74 per share) associated with the valuation of inventory and receivables, software licenses, headcount reductions and the consolidation of certain office and warehouse facilities.

(3)  The quarter ended December 31, 1994 includes a pretax charge of $9,900 ($6,138 after tax, or $0.89 per share) related to certain contracts and general merchandise inventories.

(4)  The quarter ended December 31, 1993 includes a pretax charge of $1,208 ($748 after tax, or $0.11 per share) associated with the valuation of inventory and receivables.


(In thousands)                                                                DECEMBER 31,
                                                 1996       1995       1994       1993      1992       1991       1990
BALANCE SHEET DATA:                            --------   --------   --------   --------  --------   --------   --------
Working capital . . . . . . . . . . . . . . .  $ 34,598   $ 45,597   $ 49,355   $ 63,467  $ 54,181   $ 46,321   $ 18,486
Total assets. . . . . . . . . . . . . . . . .   141,001    197,318    209,573    237,342   138,129    127,682     79,238
Notes payable to banks. . . . . . . . . . . .    15,828     56,496     70,120     45,007    50,724     45,111     36,367
Total liabilities . . . . . . . . . . . . . .    96,154    134,841    140,413    169,774    81,862     78,043     57,210
Stockholders' equity. . . . . . . . . . . . .    44,847     62,477     69,160     67,568    56,267     49,639     22,028


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements and Notes. Historical results and percentage relationships among any amounts in the Financial Statements are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

     GTSI is the largest dedicated reseller of microcomputer and Unix workstation hardware, software and networking products to the Government. The Company currently offers access to over 75,000 information technology products from more than 800 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, microcomputers and networking and workstation products, from 1985 through 1992); to the addition of new vendors (e.g., IBM, Sun, Panasonic, Apple and Nexar, from 1988 through 1996); and to the addition or expiration of sales contract vehicles (e.g., the addition of the Desktop IV Contract, the SEWP I Contract, the NIH Contract and the TDA-1 Contract from 1993 through 1996, and the expiration of the Companion Contract in 1995 and Desktop IV systems ordering in 1996). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

     The Company's primary strategy is to focus on its core GSA Schedule business and to compete aggressively on bids in order to win as many contract vehicles as possible under the various purchasing programs available to it in the government market. With those contract vehicles in place, it is then possible for the Company to use its significant product base and marketing knowledge to sell products which both meet customers' requirements and provide an attractive financial return to the Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentages that selected items within the income statement bear to sales and the annual percentage changes in the dollar amounts of such items.

                                                                                 Percentage Change
                                                     Percentage of Sales            Years Ended
                                               ------------------------------      December 31,
                                                  Years Ended December 31,      ------------------
                                               ------------------------------     1995      1994
                                                1996(1)    1995(2)    1994(3)    to 1996   to 1995
                                               --------   --------   --------   --------  --------
Sales . . . . . . . . . . . . . . . . . . . .   100.0 %    100.0 %    100.0 %     (6.7)%   (14.6)%
Cost of sales . . . . . . . . . . . . . . . .    93.2       92.7       92.3       (6.2)    (14.3)
                                               --------   --------   --------
Gross margin. . . . . . . . . . . . . . . . .     6.8        7.3        7.7      (13.1)    (18.5)
Operating expenses:                            ========   ========   ========
   Selling, general and administrative. . . .     7.5        7.5        6.3       (7.0)      2.4
   Depreciation and amortization. . . . . . .     2.7        0.6        0.4      335.5      31.0
   Restructuring charges. . . . . . . . . . .     -          0.6        -       (100.0)    100.0
                                               --------   --------   --------
Total operating expenses. . . . . . . . . . .    10.2        8.7        6.7       10.1      11.3
                                               --------   --------   --------
(Loss) income from operations . . . . . . . .    (3.4)      (1.4)       1.0      136.5    (211.7)
Interest expense, net . . . . . . . . . . . .     0.6        0.8        0.3      (30.8)    108.9
                                               --------   --------   --------
(Loss) income before taxes. . . . . . . . . .    (4.0)      (2.2)       0.7       71.1    (379.0)
Income tax (benefit) provision. . . . . . . .    (0.4)      (0.8)       0.3      (54.2)   (381.4)
                                               --------   --------   --------
Net (loss) income . . . . . . . . . . . . . .    (3.6)%     (1.4)%      0.4 %    148.5    (377.5)
                                               ========   ========   ========

(1)  The quarter ended December 31, 1996 includes a pretax charge of $9.1 million ($8.2 million after tax, or $1.22 per share)
     related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.
(2)  The quarter ended December 31, 1995 includes a pretax charge of $7.9 million ($4.9 million after tax, or $0.74 per share)
     associated with the valuation of inventory and receivables, software licenses, headcount reductions and the consolidation of certain office and warehouse facilities.
(3)  The quarter ended December 31, 1994 includes a pretax charge of $9.9 million ($6.1 million after tax, or $0.89 per share)
     related to certain contracts and general merchandise inventories.


     The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

PRODUCT CATEGORY
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1996                  1995                 1994
                                               -------------------   -------------------  -------------------
Hardware. . . . . . . . . . . . . . . . . . .  $  429.7     87.4%    $  456.6     86.6%   $  516.1     83.6%
Software. . . . . . . . . . . . . . . . . . .      50.2     10.2         55.8     10.6        72.8     11.8
Services. . . . . . . . . . . . . . . . . . .      11.7      2.4         14.6      2.8        28.3      4.6
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  491.6    100.0%    $  527.0    100.0%   $  617.2    100.0%
                                               ========   ========   ========   ========  ========   ========

CONTRACT VEHICLES
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1996                  1995                 1994
                                               -------------------   -------------------  -------------------
IDIQ contracts. . . . . . . . . . . . . . . .  $  117.8     24.0     $  148.6     28.2%   $  253.6     41.1%
GSA Schedules . . . . . . . . . . . . . . . .     236.6     48.1        234.9     44.6       175.1     28.4
Open Market . . . . . . . . . . . . . . . . .     120.1     24.4        116.0     22.0       161.8     26.2
Other Contracts . . . . . . . . . . . . . . .      17.1      3.5         27.5      5.2        26.7      4.3
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  491.6    100.0%    $  527.0    100.0%   $  617.2    100.0%
                                               ========   ========   ========   ========  ========   ========

VENDOR CATEGORY
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1996                  1995                 1994
                                               -------------------   -------------------  -------------------
Hewlett-Packard . . . . . . . . . . . . . . .  $   95.6     19.4%    $   99.2     18.8%   $   95.9     15.5%
Compaq. . . . . . . . . . . . . . . . . . . .      50.5     10.3         49.5      9.4        21.7      3.5
Panasonic . . . . . . . . . . . . . . . . . .      31.9      6.5         24.7      4.7         3.7      0.6
Microsoft . . . . . . . . . . . . . . . . . .      31.6      6.4         16.8      3.2        15.2      2.5
Private Label . . . . . . . . . . . . . . . .       0.0      0.0         64.3     12.2       159.1     25.8
Sun . . . . . . . . . . . . . . . . . . . . .      28.4      5.8         32.1      6.1        34.0      5.5
Apple . . . . . . . . . . . . . . . . . . . .      22.7      4.6         43.2      8.2        51.5      8.3
IBM label . . . . . . . . . . . . . . . . . .      43.7      8.9         25.2      4.8        36.9      6.0
Other . . . . . . . . . . . . . . . . . . . .     187.2     38.1        172.0     32.6       199.2     32.3
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  491.6    100.0%    $  527.0    100.0%   $  617.2    100.0%
                                               ========   ========   ========   ========  ========   ========

1996 COMPARED WITH 1995

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. During 1996, sales decreased $35.3 million or 6.7%. Decreases in sales under IDIQ contracts and sales from Other Contracts of $30.8 million and $10.4 million, respectively, were partially offset by increased Open Market sales and sales under GSA schedule contracts. The increase in Open Market sales primarily resulted from the inclusion of $15.8 million of IBM label product originally purchased for sale under the Company's Desktop IV Contract which was commercialized and sold via the open market during the first six months of 1996. If this product had been sold under the Desktop IV Contract as originally intended, Open Market sales in 1996 would have declined $5.4 million when compared to the prior year. It is manage ment's belief that the decline in Open Market sales is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g., GSA Schedule contracts) in a quicker and easier manner than was the case before such changes. Sales under IDIQ contracts declined during 1996 primarily as a result of decreased sales under the Company's Desktop IV Contract and the lack of sales under the Companion contract (which expired September 30, 1995) of $63.6 million and $20.9 million, respectively. These decreases were partially offset by increases in sales under the Company's NIH contract of $33.6 million and its SEWP contract of $14.9 million. Other new contracts procured by the Company during 1996 took longer than expected to be awarded and, upon award to the Company, did not generate sufficient revenue to offset the declining sales under contracts which had ended or were near completion. The slight increase in sales under the Company's GSA Schedule contracts was primarily comprised of $24.3 million of increased GSA Schedule B/C sales offset by a decline in sales under GSA schedule A of $23.3. million.

     During 1996, there were no sales of the Company's private label hardware, which was introduced in 1993 under the Desktop IV Contract (a decrease of 100.0%). Additionally, sales of Apple products decreased approximately $20.5 million (47.5%). These decreases were partially offset by sales of Microsoft and Panasonic products which increased approximately 88.1% and 29.1%, respectively, from $16.8 million to $31.6 million and from $24.7 million to $31.9 million, respectively. Sales of IBM label products also increased during 1996 from $25.2 million to $43.7 million (73.5%) primarily as a result of the company's inclusion of this product on its Desktop IV Contract. As noted above, $15.8 million of this product was ultimately sold via the Open Market during the first six months of 1996.

     During the period from August 16, 1994 (date of the Falcon acquisition) to September 1, 1995, the number of employees exceeded applicable size standards necessary to qualify the Company as a "small business." Although the Company cannot precisely quantify the specific effect of this change on its operations, it is believed that sales were negatively impacted during the period in which the Company was not a qualified "small business." Beginning September 1, 1995, the Company once again began to compete for opportunities exclusively reserved for small business non-manufacturers.

     During the fourth quarter of 1995 and the first quarter of 1996, the executive and legislative branches of the Government could not agree on a budget for fiscal year 1996. Although the Company cannot precisely quantify the specific effect of the Government's work stoppage on the Company's operations, it is believed that sales were negatively impacted during these periods.

     Backlog at December 31, 1996, was approximately $19.8 million, up 4.2% from approximately $19.0 million at December 31, 1995. Backlog was $12.7 million at February 28, 1997.

     GROSS MARGIN. Gross margin is sales less cost of sales (which includes product purchase cost, freight and certain other overhead expenses related to the cost of acquiring products). Over the last seven years, GTSI has experienced lower gross margin percentages because of pressure on end-user prices caused by: (1) the leverage of government agencies and other customers in negotiating low prices; (2) the increasing maturation and shorter life cycles of leading microcomputer hardware and software products which causes customers to focus on price as the primary distinguishing factor among sellers of such products; and (3) the use of low prices by competitors as the primary means to obtain government market share. In addition, IDIQ contracts are complex and require service procured by the Company during 1996 took longer than expected to be awarded expenses, including warranty support and software upgrades. Gross margin percentages vary over time and change significantly depending on the contract vehicle and product involved; therefore, the Company's overall gross margin percentages are dependent on the mix and timing of products sold and the strategic use of contract vehicles that are available to sell its products.

     Gross margin decreased in 1996 by approximately $5.0 million or 13.1%, and decreased as a percentage of sales from 7.3% to 6.8%. The decrease in absolute dollars is primarily attributable to lower sales volume and adjustments of approximately $2.2 million recorded by the Company in the fourth quarter of 1996. Such adjustments were deemed necessary to provide for contractual obligations, and to reduce certain trade credits to the amounts ultimately expected to be realized. These adjustments were also the primary reason for the decline in gross margin percentage. Other factors that contributed to the decline in gross margin percentage during 1996 include the open market sale of near-obsolete inventory noted above (which earned little or no gross margin), a large drop shipment of product from one of the Company's vendors directly to the customer at a lower than normal margin, several large software orders and the increased concentration of sales under the GSA Schedule B/C. GSA Schedule B/C sales accounted for 48.1% of 1996 sales (as compared with 44.6% of 1995 sales). In 1996, these sales earned margins lower than other Company sales.

     OPERATING EXPENSES. Operating expenses in 1996 increased approximately $7.6 million, or 17.7%, and increased as a percentage of sales from 8.1% to 10.2%. This increase is primarily attributable to a $9.1 million increase in amortization expense associated with the accelerated write-down of intangible assets which was recognized during the fourth quarter of 1996. This change was offset by decreases in the provision for doubtful accounts receivable, personnel expenses and expenses for contracted services.

     RESTRUCTURING CHARGE. For the year ended December 31, 1995, the Company recorded a $3.0 million restructuring charge ($1.8 million after tax, or $0.28 per share). No such charge was recorded for the year ended December 31, 1996.

     INTEREST EXPENSE. The approximate $1.4 million or 30.8% decrease in net interest expense in 1996 was due to a combination of lower average borrowings, lower interest rates and decreased bank fees throughout 1996.

     INCOME TAXES. A tax benefit of $2.0 million was recorded in 1996 as a result of the Company's current year net operating loss. This benefit will be realized by carrying back the loss to prior years in which the Company recognized taxable income. In 1996, the Company determined that $5.1 million of net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets. In 1995, the Company recorded a tax benefit of $4.4 million.

1995 COMPARED WITH 1994

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In 1995, sales decreased by $90.2 million, or 14.6%. With respect to customers, Federal Government sales decreased $98.5 million, or 18.0%, which was offset by increases in shipments to prime contractors and state and local governments of $4.1 million and $4.2 million, respectively. The decline in Federal Government sales was primarily attributable to a decrease in sales under the Desktop IV Contract, which accounted for $93.4 million, or 17.7%, of 1995 sales, a decrease of $102.6 million (or 52.3%) from 1994. In April 1995, the Air Force reached its ordering limit for the purchase of central processing units ("CPUs"), although shipments continued under the contract for non-CPUs and CPU shipments to civilian agencies. On August 8, 1995, a CPU extension for 100,000 units re-opened this contract for ordering by the Air Force until its completion on February 1, 1996. Sales under the Companion contract decreased $29.4 million, or 58.2%, from 1994, primarily due to its expiration on September 30, 1995. These decreases were partially offset by increased sales on the Portable-1 and SEWP contracts which were up $25.2 million and $1.8 million, respectively. Sales under the Company's GSA Schedule B/C represented $191.1 million, or 36.3%, of 1995 sales, up $48.8 million, or 34.2%, from 1994. Sales under the Company's GSA Schedule A accounted for $41.8 million of 1995 sales, up $10.0 million, or 31.4%, from 1994. Sales in 1994 include contributions from Falcon from its date of acquisition on August 16, 1994.

     Sales of the Company's private label hardware, which was introduced in 1993 under the Desktop IV Contract, decreased 59.6% to $64.3 million. Additionally, sales of IBM label and Apple products decreased approximately $11.7 million (31.7%) and $8.4 million (16.3%), respectively. These decreases were offset by sales of Compaq and Panasonic products which increased approximately 128.4% and 567.1%, respectively, from $21.7 million to $49.5 million and from $3.7 million to $24.7 million, respectively.

     During the period from August 16, 1994 (date of the Falcon acquisition) to September 1, 1995, the number of employees exceeded applicable size standards necessary to qualify the Company as a "small business." Although the Company cannot precisely quantify the specific effect of this change on its operations, it is believed that sales were negatively impacted during the period in which the Company was not a qualified "small business." Beginning September 1, 1995, the Company has once again begun to compete for opportunities exclusively reserved for small business non-manufacturers.

     During the fourth quarter of 1995, the executive and legislative branches of the Government could not agree on a budget for fiscal year 1996. As a result, during November and December 1995, a substantial portion of the Government was not operating or was operating at less than full capacity. Although the Company cannot precisely quantify the specific effect of the Government's work stoppage on the Company's operations, it is believed that sales were negatively impacted during this period.

     Backlog at December 31, 1995, was approximately $19.0 million ($6.8 million of which was related to Desktop IV Contract orders), up 32.9% from approximately $14.3 million at December 31, 1994. Backlog was $26.1 million at March 20, 1996.

     GROSS MARGIN. Gross margin decreased in 1995 by approximately $8.8 million or 18.5%, and decreased as a percentage of sales from 7.7% to 7.3%. The decrease in absolute dollars is primarily attributable to lower sales volume and adjustments of approximately $3.1 million recorded by the Company in the fourth quarter of 1995. Such adjustments were deemed necessary to provide for contractual obligations, and to reduce selected inventory products to the lower of cost or market values. These adjustments were also the primary reason for the decline in gross margin percentage. Gross margin percentage also declined due to the increased concentration of sales under the GSA Schedule B/C, which accounted for 44.6% of 1995 sales (as compared with 28.4% of 1994 sales). In 1995, these sales earned margins lower than other Company sales.

     OPERATING EXPENSES. Operating expenses in 1995 increased approximately $1.7 million, or 4.1%, and increased as a percentage of sales from 6.7% to 8.1%. This increase is primarily attributable to increases in the allowance for uncollectible accounts receivable, depreciation, amortization and personnel costs (primarily related to the Falcon acquisition) and consultants (in connection with enhanced contract bidding activities).

     RESTRUCTURING CHARGE. For the year ended December 31, 1995, the Company recorded a $3.0 million restructuring charge ($1.8 million after tax, or $0.28 per share). This amount includes $1.6 million for headcount reductions and $1.4 million for the consolidation of certain office and warehouse facilities.

     INTEREST EXPENSE. The approximate $2.4 million or 108.9% increase in net interest expense in 1995 was due to a combination of higher average borrowings (including funds required to purchase Falcon), higher interest rates and increased bank fees related to the credit agreement amendments executed throughout 1995.

     INCOME TAXES. A tax benefit of $4.4 million was recorded in 1995 as a result of the Company's current year net operating loss. This benefit will be realized by carrying back the loss to prior years in which the Company recorded net income. GTSI's effective tax rate was 37.9% in 1994.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This statement requires that companies determine the fair value for all stock-based compensation using one of several option-pricing models and is effective for fiscal years beginning after December 15, 1995.

EFFECT OF INFLATION

     The Company believes that inflation has not had a material effect on its operations. However, in the event inflation increases in the future it could at least temporarily adversely affect the profitability of GTSI's sales under its Government fixed-price contracts, which generally preclude the Company from passing on inflation-related or other increases in product costs to Government customers during the term of a pre-existing contract. The Company mitigates this risk in part by often obtaining agreements from certain of its suppliers prohibiting them from increasing their prices to GTSI during fixed-price, term contracts.

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

     Additionally, legislation is periodically introduced in Congress that may change the Government's procurement practices. GTSI cannot predict whether any legislative or any regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition and/or buying patterns of the Government, either alone or in combination with competitive conditions or other factors, could adversely affect future results.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996, the Company generated $45.2 million of cash flow from operations, as compared to $16.1 million for the year ended December 31, 1995. Most of the increase from year to year relates to a significant reduction in net operating assets (accounts receivable plus merchandise inventories less accounts payable). After reduction of approximately $4.8 million of capital expenditures, (approximately $1.2 million for equipment and leasehold improvements related to the Company's new distribution center and approximately $1.1 million related to the Company's new financial information system, the operation of which began on January 1, 1997) from the net cash provided by operating activities, overall short-term notes payable to banks decreased $40.7 million.

     During the fourth quarter of 1995, the Company began negotiations with a bank ("Principal Lender") and other lenders ("Other Lenders") (collectively, "Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On March 26, 1996, the Company and its Principal Lender executed Amendment No. 1 to the Interim Agreement which modified certain financial covenants.

     On May 2, 1996, the Company executed a three-year credit facility with the Principal Lender for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collectively, the "Credit Facility"), replacing the Interim Agreement. Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products. Interest under the inventory financing facility is accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). At June 30, 1996, the Company was not in compliance with two covenants contained in the Credit Facility. On August 12, 1996, the Company's Lenders agreed to waive compliance with the June 30, 1996 application of these covenants. On August 23, 1996, the Company and its Lenders executed Amendment No. 1 to the Credit Facility, which modified certain financial covenants. At December 31, 1996, the unused portion of the Credit Facility was $34.8 million.

     Interest under the Credit Facility is payable quarterly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.24% (7.48% at December 31, 1996). Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is substantially collateralized by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios. At December 31, 1996, the Company was not in compliance with the Earnings Before Interest and Taxes and Tangible Net Worth covenants contained in the Credit Facility. Although the Principal Lender has the right to discontinue making any new loans and to call the outstanding loan, such Principal Lender has continued to provide financing to the Company under the existing Credit Facility. All amounts due to the Lenders as of December 31, 196 are classified as current liabilities.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its reasonably anticipated cash needs. Such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its requirements. The Company currently has no reason to believe that such capital sources will not be available to it on acceptable terms, if needed.

     The weighted average number of common and common equivalent shares outstanding reflects the issuance of 1,815,000 shares of common stock sold by the Company in its 1991 initial public offering, and the effect of outstanding option and warrant transactions to date. In 1994, the Board of Directors authorized a stock repurchase program of the Company. To date, 194,800 shares have been acquired as Treasury Stock. See Note 7 to Financial Statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     The renegotiation of the financial covenants contained in the Credit Facility, and the statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition, Results of Operations and Notes to Consolidated Financial Statements, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially based on numerous factors, including but not limited to competition in the government markets, spending patterns of the Company's customers, general economic and political conditions, success of negotiations with the Company's Lenders, and other risks described in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements and Schedule of Government Technology Services, Inc. and Subsidiary are filed as part of this Form 10-K. Supplemental quarterly financial information is included in Note 13 of Notes to Consolidated Financial Statements.

Index to Financial Statements and Schedule                             Page

FINANCIAL STATEMENTS:

     Reports of Independent Public Accountants. . . . . . . . . . . . . .33

     Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . .35

     Consolidated Balance Sheets as of December 31, 1996 and
          1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . .37

     Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1996, 1995 and 1994. . . . . .38

     Notes to Consolidated Financial Statements . . . . . . . . . . . . .39

SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . .57


Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Government Technology Services, Inc.


     We have audited the accompanying consolidated balance sheet of Government Technology Services, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows, and financial statement schedule, for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsi bility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Government Technology Services, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Washington, D.C.
March 17, 1997

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Government Technology Services, Inc.


     We have audited the consolidated financial statements and financial statement schedule of Government Technology Services, Inc. and Subsidiary listed in Item 14(a) of this Form 10-K as of December 31, 1995 and for each of the two years in the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Technology Services, Inc. and Subsidiary as of December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        COOPERS & LYBRAND, L.L.P.


Washington, D.C.
March 1, 1996,
except as to Note 5,
as to which the date was March 26, 1996

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the years ended
                                                                   December 31,
                                                          ------------------------------
(In thousands, except per share amounts)                    1996       1995       1994
                                                          --------   --------   --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . $491,642   $526,962   $617,220

Cost of sales . . . . . . . . . . . . . . . . . . . . . .  458,076    488,348    569,827
                                                          --------   --------   --------

Gross margin. . . . . . . . . . . . . . . . . . . . . . .   33,566     38,614     47,393

Operating expenses. . . . . . . . . . . . . . . . . . . .   50,297     42,735     41,059

Restructuring charges . . . . . . . . . . . . . . . . . .        -      2,953          -
                                                          --------   --------   --------

(Loss) income from operations . . . . . . . . . . . . . .  (16,731)    (7,074)     6,334

Interest expense, net of interest income of $265,
  $243 and $225, respectively . . . . . . . . . . . . . .    3,138      4,538      2,172
                                                          --------   --------   --------

(Loss) income before taxes. . . . . . . . . . . . . . . .  (19,869)   (11,612)     4,162

Income tax (benefit) provision. . . . . . . . . . . . . .   (2,031)    (4,435)     1,576
                                                          --------   --------   --------

Net (loss) income . . . . . . . . . . . . . . . . . . . . $(17,838)  $ (7,177)  $  2,586
                                                          ========   ========   ========

Net (loss) income per share . . . . . . . . . . . . . . . $  (2.67)  $  (1.09)  $   0.37
                                                          ========   ========   ========

Weighted average number of shares outstanding . . . . . .    6,690      6,604      6,898
                                                          ========   ========   ========


               The accompanying notes are an integral part of these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          -------------------
(In thousands, except share data)                           1996       1995
                                                          --------   --------
ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . $     48   $     18
  Accounts receivable, net. . . . . . . . . . . . . . . .   90,116    103,165
  Merchandise inventories . . . . . . . . . . . . . . . .   31,844     64,515
  Net deferred taxes and other. . . . . . . . . . . . . .    7,367     10,381
     Total current assets . . . . . . . . . . . . . . . .  129,375    178,079

Property and equipment, net . . . . . . . . . . . . . . .    9,146      8,065
Intangible assets, net. . . . . . . . . . . . . . . . . .      788     10,609
Net deferred taxes and other. . . . . . . . . . . . . . .    1,692        565
                                                          --------   --------

     Total assets . . . . . . . . . . . . . . . . . . . . $141,001   $197,318
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . .   15,828   $ 56,496
  Accounts payable. . . . . . . . . . . . . . . . . . . .   68,707     64,060
  Accrued liabilities . . . . . . . . . . . . . . . . . .   10,241     11,926
                                                          --------   --------
     Total current liabilities. . . . . . . . . . . . . .   94,776    132,482

Other liabilities . . . . . . . . . . . . . . . . . . . .    1,377      2,359
                                                          --------   --------

     Total liabilities. . . . . . . . . . . . . . . . . .   96,153    134,841
                                                          --------   --------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $0.25 par value, 680,850 shares
     authorized; none issued or outstanding . . . . . . .        -          -
  Common Stock - $0.005 par value, 10,000,000 shares
     authorized; 6,806,084 shares issued and 6,724,919
     outstanding at December 31, 1996 and 6,806,084
     shares issued and 6,676,461 outstanding at
     December 31, 1995. . . . . . . . . . . . . . . . . .       34         34
  Capital in excess of par value. . . . . . . . . . . . .   33,295     33,611
  Retained earnings . . . . . . . . . . . . . . . . . . .   12,399     30,237
  Treasury stock, 81,165 shares at December 31, 1996
     and 129,623 shares at December 31, 1995, at cost . .     (880)    (1,405)
                                                          --------   --------

     Total stockholders' equity . . . . . . . . . . . . .   44,848     62,477
                                                          --------   --------

     Total liabilities and stockholders' equity . . . . . $141,001   $197,318
                                                          ========   ========

               The accompanying notes are an integral part of these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the years ended
                                                                   December 31,
                                                          ------------------------------
(In thousands)                                              1996       1995       1994
                                                          --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income . . . . . . . . . . . . . . . . . . . . $(17,838)  $ (7,177)  $  2,586
                                                          --------   --------   --------
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . .   12,618      3,090      2,358
  Loss on disposal of property and equipment. . . . . . .      839          -          -
  Stock compensation expense. . . . . . . . . . . . . . .      (13)        47        180
  Restructuring charges . . . . . . . . . . . . . . . . .        -      2,953          -
  (Decrease) increase in cash due to changes in
     assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . .   13,049       (178)    72,798
       Merchandise inventories. . . . . . . . . . . . . .   32,671     14,261      9,236
       Deferred income taxes. . . . . . . . . . . . . . .    3,158     (3,211)    (1,466)
       Accounts payable . . . . . . . . . . . . . . . . .    4,647      7,651    (80,511)
       Accrued liabilities. . . . . . . . . . . . . . . .   (1,685)      (687)     3,658
       Income taxes . . . . . . . . . . . . . . . . . . .        -          -       (931)
       Other liabilities. . . . . . . . . . . . . . . . .     (465)      (559)      (598)
       Other. . . . . . . . . . . . . . . . . . . . . . .   (1,788)       (52)      (418)
                                                          --------   --------   --------
       Net cash provided by operating activities. . . . .   45,193     16,138      6,892
                                                          --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Falcon Microsystems, Inc.
     (net of cash acquired of $1,045) . . . . . . . . . .        -          -    (16,155)
  Cost of property and equipment. . . . . . . . . . . . .   (4,770)    (2,674)    (2,539)
  Proceeds from sales of  property and equipment. . . . .       53          -          -
                                                          --------   --------   --------
       Net cash used in investing activities. . . . . . .   (4,717)    (2,674)   (18,694)
                                                          --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments of) proceeds from bank notes, net . . . . . .  (40,668)   (13,624)    13,313
  Proceeds from exercises of stock options and
     warrants . . . . . . . . . . . . . . . . . . . . . .      222        447        933
  Purchase of treasury stock. . . . . . . . . . . . . . .        -          -     (2,107)
  Payments under capital lease obligations and other. . .        -       (299)      (379)
                                                          --------   --------   --------
       Net cash (used in) provided by financing
           activities . . . . . . . . . . . . . . . . . .  (40,446)   (13,476)    11,760
                                                          --------   --------   --------

Net increase (decrease) in cash . . . . . . . . . . . . .       30        (12)       (42)
Cash at beginning of year . . . . . . . . . . . . . . . .       18         30         72
                                                          --------   --------   --------

Cash at end of year . . . . . . . . . . . . . . . . . . . $     48   $     18   $     30
                                                          ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . $  4,756   $  3,276   $  2,494
     Income taxes . . . . . . . . . . . . . . . . . . . . $     20   $      5   $  5,074

               The accompanying notes are an integral part of these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               For the years ended December 31, 1996, 1995 and 1994
                                                          --------------------------------------------------------------
                                                             Common Stock        Capital                         Total
                                                          -------------------      in                            Stock-
                                                           Shares                Excess   Retained   Treasury   holders'
(In thousands)                                             Issued    Amount      of Par   Earnings     Stock     Equity
                                                          --------   --------   --------  --------   --------   --------

Balance, December 31, 1993. . . . . . . . . . . . . . . .    6,669   $     33   $ 32,707  $ 34,828   $      -   $ 67,568

Stock awards and options exercised. . . . . . . . . . . .      120          1      1,112         -          -      1,113

Treasury stock purchases. . . . . . . . . . . . . . . . .        -          -          -         -     (2,107)    (2,107)

Net income. . . . . . . . . . . . . . . . . . . . . . . .        -          -          -     2,586          -      2,586
                                                          --------   --------   --------  --------   --------   --------


Balance, December 31, 1994. . . . . . . . . . . . . . . .    6,789         34     33,819    37,414     (2,107)    69,160

Stock awards and options exercised. . . . . . . . . . . .       17          -       (208)        -        702        494

Net loss. . . . . . . . . . . . . . . . . . . . . . . . .        -          -          -    (7,177)         -     (7,177)
                                                          --------   --------   --------  --------   --------   --------


Balance, December 31, 1995. . . . . . . . . . . . . . . .    6,806         34     33,611    30,237     (1,405)    62,477

Stock awards and options exercised. . . . . . . . . . . .        -          -       (316)        -        525        209

Net loss. . . . . . . . . . . . . . . . . . . . . . . . .        -          -          -   (17,838)         -    (17,838)
                                                          --------   --------   --------  --------   --------   --------


Balance, December 31, 1996. . . . . . . . . . . . . . . .    6,806   $     34   $ 33,295  $ 12,399   $   (880)  $ 44,848
                                                          ========   ========   ========  ========   ========   ========


               The accompanying notes are an integral part of these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Government Technology Services, Inc. ("GTSI") operates in a single business segment and resells microcomputer and workstation hardware, software and peripherals to agencies of federal, state and local governments as well as systems integrators, prime contractors and other companies reselling to government agencies. Aggregate sales to the Federal Government were approximately $446.8 million, $513.0 million and $607.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. In August 1994, GTSI acquired all of the outstanding shares of common stock of Falcon Microsystems, Inc. ("Falcon"). See Note 2. GTSI and Falcon are hereinafter referred to as the "Company."

     As of March 17, 1997, the Company was engaged in discussions with its Principal Lender regarding obtaining a waiver for a fourth quarter covenant violation. The Company believes that this waiver will be obtained on or about May 1, 1997. The Company is currently holding discussions with its Principal Lender to structure a new credit agreement that reflects market pricing common to credit agreements with companies of similar size, complexity and risk as the Company. The Company anticipates that these discussions will be finalized on or about May 1, 1997, and management presently estimates that the final terms of the new credit facility will neither adversely impact nor materially benefit the Company's total borrowing costs in 1997. See Note 5.

1.   ACCOUNTING POLICIES

     Significant accounting policies of the Company are summarized below:

     BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of GTSI and its wholly-owned subsidiary, Falcon. All significant inter-company accounts and transactions are eliminated in consolidation.

     ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and the Company periodically re-evaluates the recorded values of all assets and liabilities.

     REVENUE RECOGNITION. The Company recognizes revenue upon shipment of products and acceptance of services rendered.

     FINANCIAL INSTRUMENTS. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. At December 31, 1996 and 1995, the recorded values of financial instruments such as accounts receivable and payable and notes payable to banks approximated their fair values, based on the short-term maturities of these instruments.

     ACCOUNTS RECEIVABLE. Accounts receivable principally represents amounts collectible from the Federal Government. Other accounts receivable result from items billed to prime contractors to the Federal Government or suppliers under incentive agreements involving the sale of their products. The Company performs ongoing credit evaluations of its non-governmental customers but generally does not require collateral. Allowances for potential uncollectible amounts are estimated and deducted from total accounts receivable.

     INVENTORIES. Inventories are valued at the lower of cost or market. Cost is determined through a weighted average method, which approximates the first-in, first-out (FIFO) method. Certain buying and occupancy costs amounting to approximately $3.6 million, $3.7 million and $4.3 million relating to the purchase of inventoriable products were included in operating expenses for the years ended December 31, 1996, 1995 and 1994, respectively.

     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Property and equipment under capital leases are recorded at the lower of the present value of minimum lease payments or their fair value at the inception of the lease, less accumulated amortization.

     Depreciation and amortization are calculated using the straight-line method over estimated useful lives ranging from three to ten years. Property and equipment held under capital leases are amortized using straight-line methods over the terms of the leases or their estimated useful lives, whichever is shorter.

     INTANGIBLE ASSETS. Intangible assets are recorded at cost and amortized using the straight-line method over the following estimated useful lives:

     Covenants not-to-compete . . . . 5 years
     Customer lists . . . . . . . . .25 years
     Goodwill . . . . . . . . . . . .25 years

     IMPAIRMENT OF LONG-LIVED ASSETS. Effective January 1, 1996, the Company adopted FAS 121. The effect of adopting FAS 121 was immaterial to the Company. The Company reviews its long-lived assets (including property, plant and equipment; identifiable intangibles; and goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. It is reasonably possible that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

     INCOME TAXES. Effective January 1, 1993, the Company adopted FAS 109. The cumulative effect of adopting FAS 109 was immaterial to the Company. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 to an asset and liability approach. Under the new method, deferred income taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense represents the current tax provision for the period and the change during the period in deferred tax assets and liabilities.

     EARNINGS PER SHARE. Earnings per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding during each period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method. Stock rights, associated with the Company's Rights Agreement (see Note 7), which may have a potentially dilutive effect have been excluded from the weighted average shares calculation as preconditions to the exercisability of such rights were not satisfied. Fully diluted earnings per share have not been presented as part of the consolidated statements of income because the effects are anti-dilutive or insignificant.

     MARKETING DEVELOPMENT AND COOPERATIVE ADVERTISING FUNDS. In general, vendors provide the Company with various sales incentive programs. Generally, the funds received under these programs are determined based on the Company's purchases and/or sales of the vendor's product. The funds are earned upon performance of specific promotional programs or upon completion of predetermined objectives dictated by the vendor. Once earned, the funds reduce operating expenses. The Company expenses advertising costs as incurred.

     BOOK OVERDRAFTS. Included in accounts payable at December 31, 1996 and 1995, are approximately $20.6 million and $1.1 million, respectively, which represent book overdrafts.

     RECLASSIFICATIONS. Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

     NEW ACCOUNTING PRONOUNCEMENTS. Effective January 1, 1996, the Company adopted FAS 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the fourth quarter of 1996, the Company recorded a charge of approximately $9.1 million related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.

     In October 1995, the FASB issued FAS 123. This statement requires that companies determine the fair value for all stock-based compensation using one of several option-pricing models and is effective for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements of FAS 123 effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, as allowed under FAS 123.

2.   ACQUISITION

     On August 16, 1994, GTSI acquired all of the outstanding shares of common stock of Falcon from its sole stockholder for approximately $19.2 million, including fees and expenses. The purchase price included approximately $17.2 million in cash, an option to purchase 100,000 shares of GTSI common stock (valued at approximately $400,000), plus approximately $1.7 million related to covenants not-to-compete. Options to purchase 20,000 shares vested on August 16, 1995 and 1996, respectively, while options to purchase the remaining 60,000 shares shall vest in annual installments of 20,000 shares on August 16, 1997, 1998 and 1999, respectively. The financial statements include the results of operations of Falcon since the date of acquisition.

     The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, $7.6 million was allocated to Falcon's net assets, and the remainder was allocated to intangible assets, as follows (in thousands):

     Covenants not-to-compete . . .  $  1,683
     Customer lists . . . . . . . .     9,820
     Goodwill . . . . . . . . . . .       158
                                     --------
                                     $ 11,661
                                     ========

     During the fourth quarter of 1996, management determined the intangible assets acquired in the Falcon acquisition had been impaired and recorded a charge of approximately $9.1 million to write these intangibles down to their current fair market value. The impairment was the result of decreased cash flows due to a significant decline in the sales and projected sales of vendor products that comprised the majority of Falcon's pre-acquisition sales, in conjunction with increased competition from non-traditional sources. As of December 31, 1996, intangible assets consisted of a covenant not-to-compete of $787,500. Accumulated amortization is approximately $10.9 million and $1.1 million at December 31, 1996 and 1995, respectively.

     The Company's unaudited pro forma consolidated condensed statement of income for 1994, assuming the acquisition of Falcon was effected at the beginning of the year, is summarized as follows (in thousands, except net income per share amounts):

                                                         1994
                                                       --------
     Total revenues . . . . . . . . . . . . . . . . .  $711,694
     Income before taxes. . . . . . . . . . . . . . .     1,664
     Net income . . . . . . . . . . . . . . . . . . .       716
     Net income per share . . . . . . . . . . . . . .  $   0.10

     This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

3.   ACCOUNTS RECEIVABLE

     The composition of accounts receivable as of December 31, 1996 and 1995 is as follows (in thousands):

                                                         1996       1995
                                                       --------   --------
     Trade accounts receivable. . . . . . . . . . . .  $ 80,795   $ 97,686
     Vendor and other receivables . . . . . . . . . .    13,856      9,747
                                                       --------   --------
                                                         94,651    107,433
       Less allowance for uncollectible accounts. . .    (4,535)    (4,268)
                                                       --------   --------
     Accounts receivable, net . . . . . . . . . . . .  $ 90,116   $103,165
                                                       ========   ========

4.   PROPERTY AND EQUIPMENT

     The composition of property and equipment as of December 31, 1996 and 1995 is as follows (in thousands):

                                                         1996       1995
                                                       --------   --------
     Owned assets:
       Office furniture and equipment . . . . . . . .  $ 13,964   $ 14,941
       Computer software. . . . . . . . . . . . . . .     1,825      1,565
       Other. . . . . . . . . . . . . . . . . . . . .       976      1,026
                                                       --------   --------
                                                         16,765     17,532
     Less accumulated depreciation and amortization .    (7,853)    (9,766)
                                                       --------   --------
                                                          8,912      7,766
                                                       --------   --------
     Assets under capital leases:
       Office furniture and equipment . . . . . . . .     2,334      2,334
       Computer software. . . . . . . . . . . . . . .       199        199
                                                       --------   --------
                                                          2,533      2,533
     Less accumulated amortization. . . . . . . . . .    (2,299)    (2,234)
                                                       --------   --------
                                                            234        299
                                                       --------   --------
     Property and equipment, net. . . . . . . . . . .  $  9,146   $  8,065
                                                       ========   ========

5.   NOTES PAYABLE TO BANKS

     During the fourth quarter of 1995, the Company began negotiations with a bank ("Principal Lender") and other lenders ("Other Lenders") (collectively, "Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On March 26, 1996, the Company and the Principal Lender executed Amendment No. 1 to the Interim Agreement which modified certain financial covenants.

     On May 2, 1996, the Company executed a three-year credit facility with the Principal Lender for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collectively, the "Credit Facility"), replacing the Interim Agreement. Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products. Interest under the inventory financing facility is accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). At June 30, 1996, the Company was not in compliance with two covenants contained in the Credit Facility. On August 12, 1996, the Company's Lenders agreed to waive compliance with the June 30, 1996 application of these covenants. On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain financial covenants. At December 31, 1996, the unused portion of the Credit Facility was $34.8 million.

     Interest under the Credit Facility is payable quarterly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.24% (7.48% at December 31, 1996). Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is substantially collateralized by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios. At December 31, 1996, the Company was not in compliance with the Earnings Before Interest and Taxes and Tangible Net Worth covenants contained in the Credit Facility. Although the Principal Lender has the right to discontinue making any new loans and to call the outstanding loan, such Principal Lender has continued to provide financing to the Company under the existing Credit Facility. All amounts due to the Lenders as of December 31, 1996 are classified as current liabilities.

     As of March 17, 1997, the Company was engaged in discussions with its Principal Lender regarding obtaining a waiver for a fourth quarter covenant violation. The Company believes that this waiver will be obtained on or about May 1, 1997. The Company is currently holding discussions with its Principal Lender to structure a new credit agreement that reflects market pricing common to credit agreements with companies of similar size, complexity and risk as the Company. The Company anticipates that these discussions will be finalized on or about May 1, 1997, and management presently estimates that the final terms of the new credit facility will neither adversely impact nor materially benefit the Company's total borrowing costs in 1997.

     Prior to the execution of the Credit Facility on December 29, 1995, the Company had similar credit agreements with different banks. Maximum lending limits during 1995 were $110.0 million through November 15, $80.0 million from November 16 to December 15, and $72.0 million from December 16 to December 28. Interest from January 1, 1995 through December 28, 1995 was payable quarterly at rates ranging from the respective bank's base rate to the respective bank's base rate plus 2.0%. During 1995, the Company was not in compliance with certain financial covenants on a quarterly basis at March 31, June 30 and September 30. The Company's prior lenders issued amendments to its credit agreement in order to bring the Company into compliance at the respective dates. Maximum lending limits during 1994 were $75.0 million through January 31, $45 million from February 1 through April 29, $50 million between April 30 and August 31, $100 million from

September 1 to November 16, and $110 million from November 17 to December
31. Under the prior agreements, borrowings were limited to 85-90% of eligible accounts receivable plus, in some cases, a specified percentage of eligible inventory, as defined. Interest under the previous agreements was payable quarterly and accrued at LIBOR plus 1.25% for the period from January 1, 1994 to April 29, 1994; at the lessor of LIBOR plus 0.75% or a money-market rate from April 30 to November 17, 1994; and at a blended rate ranging from 6.3% to 8.9% thereafter until December 31, 1994.

     The following information pertains to the notes payable for the years ended December 31 (dollars in thousands):

                                              1996       1995       1994
                                            --------   --------   --------

     Weighted average interest rate . . . .     7.6%       8.8%       5.9%

     Weighted average borrowings. . . . . . $ 29,625   $ 43,626   $ 35,181

6.   INCOME TAXES

     The components of the (benefit) provision for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                              1996       1995       1994
                                            --------   --------   --------
     Current taxes:
       Federal. . . . . . . . . . . . . . . $ (4,579)  $ (1,059)  $  2,619
       State. . . . . . . . . . . . . . . .     (610)      (165)       423
                                            --------   --------   --------

                                              (5,189)    (1,224)     3,042
                                            --------   --------   --------
     Deferred taxes:
       Federal. . . . . . . . . . . . . . .    2,848     (2,883)    (1,277)
       State. . . . . . . . . . . . . . . .      310       (328)      (189)
                                            --------   --------   --------

                                               3,158     (3,211)    (1,466)
                                            --------   --------   --------
     Total (benefit) provision for
       income taxes . . . . . . . . . . . .   (2,031)    (4,435)     1,576
                                            ========   ========   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In 1996, the Company determined that $5.1 million of net deferred tax assets did not satisfy the recognition criteria set forth in FAS 109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows (in thousands):

                                                       Dec. 31,   Dec. 31,
                                                         1996       1995
                                                       --------   --------
     Deferred tax assets:
       Accounts receivable and inventory
         allowances . . . . . . . . . . . . . . . . .  $  2,507   $  4,838
       Intangible assets. . . . . . . . . . . . . . .     2,484          -
       Accrued warranty and other contract costs. . .     1,554        135
       Restructuring accrual. . . . . . . . . . . . .       553        549
       Bid and proposal costs . . . . . . . . . . . .       300        607
       Vacation accrual . . . . . . . . . . . . . . .       172        134
       Deferred compensation. . . . . . . . . . . . .       131        820
       Rent abatement . . . . . . . . . . . . . . . .        81          -
       Other. . . . . . . . . . . . . . . . . . . . .         9         15
                                                       --------   --------
         Total deferred tax assets. . . . . . . . . .     7,791      7,098
                                                       --------   --------

     Deferred tax liabilities:
       Depreciation . . . . . . . . . . . . . . . . .       157        142
       Rent abatement . . . . . . . . . . . . . . . .        21        302
       Intangible assets. . . . . . . . . . . . . . .         -        981
       Other. . . . . . . . . . . . . . . . . . . . .         -         49
                                                       --------   --------
         Total deferred tax liabilities . . . . . . .       178      1,474
                                                       --------   --------

     Net deferred tax assets. . . . . . . . . . . . .     7,613      5,624
     Valuation allowance. . . . . . . . . . . . . . .     5,147          -
                                                       --------   --------

     Net deferred tax assets reported . . . . . . . .  $  2,466   $  5,624
                                                       ========   ========

     The Company's tax (benefit) provision for the years ended December 31, 1996, 1995 and 1994, respectively, differs from the statutory rate for Federal income taxes as a result of the following factors:

                                              1996       1995       1994
                                            --------   --------   --------
     Statutory rate . . . . . . . . . . . .  (34.0)%    (34.0)%      34.0%
     State income taxes, net of
       Federal tax benefit. . . . . . . . .   (3.7)      (4.2)        3.9
     Valuation allowance. . . . . . . . . .   25.9        -           -
     Other. . . . . . . . . . . . . . . . .    1.6        -           -
                                            --------   --------   --------
                                             (10.2)%    (38.2)%      37.9%
                                            ========   ========   ========

7.   STOCKHOLDERS' EQUITY

     STOCK OPTIONS AND WARRANTS. The Company has two combination incentive and non-statutory stock option plans, the "1996 Plan" and the "1994 Plan," that provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 600,000 and 300,000 shares, respectively, of the Company's common stock. Until its expiration on March 15, 1996, the Company had another combination incentive and non-statutory stock option plan, the "1986 Plan," that provided for the granting of options to employees to purchase up to 1,100,000 shares of the Company's common stock. Under the 1996, 1994 and 1986 Plans, options have a term of up to ten years, generally vest over five years and option prices are required to be at not less than 100% of the fair market value of the Company's common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options under the 1996, 1994 and 1986 plans were as follows:

                                                           Number                   Weighted     Weighted
                                                             of        Exercise      Average      Average
                                                           Option        Price        Price      Remaining
                                                           shares      per share    per share      Life
------------------------------------------------------------------------------------------------------------
1996 Plan:
  Outstanding at December 31, 1995. . . . . . . . . . .          -              -          -
     Granted. . . . . . . . . . . . . . . . . . . . . .    237,000   $ 5.13- 7.31   $   5.34
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . .    237,000   $ 5.13- 7.31   $   5.34         8.1
------------------------------------------------------------------------------------------------------------
1994 Plan:
  Outstanding at December 31, 1993. . . . . . . . . . .          -              -          -
     Granted. . . . . . . . . . . . . . . . . . . . . .    147,000   $10.25-13.44   $  11.71
     Forfeited or canceled. . . . . . . . . . . . . . .     (9,000)         12.50      12.50
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1994. . . . . . . . . . .    138,000    10.25-13.44      12.21
     Granted. . . . . . . . . . . . . . . . . . . . . .     93,000     3.50- 7.13       4.20
     Forfeited or canceled. . . . . . . . . . . . . . .    (58,000)    7.13-12.88      11.42
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1995. . . . . . . . . . .    173,000     3.50-12.88       8.28
     Granted. . . . . . . . . . . . . . . . . . . . . .    162,500     3.25-12.88       5.46
     Forfeited or canceled. . . . . . . . . . . . . . .    (44,000)    3.50-12.88       8.11
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . .    291,500   $ 3.25-13.44   $   6.68         6.6
------------------------------------------------------------------------------------------------------------
1986 Plan:
  Outstanding at December 31, 1993. . . . . . . . . . .    630,650   $ 4.22-14.25   $   9.78
     Granted. . . . . . . . . . . . . . . . . . . . . .     55,000          10.25      10.25
     Forfeited or canceled. . . . . . . . . . . . . . .    (45,450)    8.75-10.00       9.42
     Exercised. . . . . . . . . . . . . . . . . . . . .    (78,812)    4.18-10.00       7.24
  Outstanding at December 31, 1994. . . . . . . . . . .    561,388     4.22-14.25      10.16
     Granted. . . . . . . . . . . . . . . . . . . . . .     77,750           3.50       3.50
     Forfeited or canceled. . . . . . . . . . . . . . .    (56,100)         10.00      10.00
     Exercised. . . . . . . . . . . . . . . . . . . . .     (3,150)          7.00       7.00
  Outstanding at December 31, 1995. . . . . . . . . . .    579,888     3.50-14.25       9.30
     Granted. . . . . . . . . . . . . . . . . . . . . .     20,000           3.25       3.25
     Forfeited or canceled. . . . . . . . . . . . . . .   (470,038)    3.50-12.50       9.95
     Exercised. . . . . . . . . . . . . . . . . . . . .    (17,550)    3.50- 5.50       5.05
  Outstanding at December 31, 1996. . . . . . . . . . .    112,300   $ 3.50-14.25   $   6.12         6.6
------------------------------------------------------------------------------------------------------------



                                                           Number                   Weighted     Weighted
                                                             of        Exercise      Average      Average
                                                           Option        Price        Price      Remaining
                                                           shares      per share    per share      Life
------------------------------------------------------------------------------------------------------------
Nonstatutory Stock Options:
  Outstanding at December 31, 1993. . . . . . . . . . .    110,000   $ 5.13-10.00   $   5.57
     Granted. . . . . . . . . . . . . . . . . . . . . .    100,000          10.50      10.50
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1994. . . . . . . . . . .    210,000     5.13-10.00       7.92
     Granted. . . . . . . . . . . . . . . . . . . . . .    895,000           3.75       3.75
     Forfeited or canceled. . . . . . . . . . . . . . .    (60,000)    5.13-10.00       5.94
     Exercised. . . . . . . . . . . . . . . . . . . . .    (50,000)          5.13       5.13
  Outstanding at December 31, 1995. . . . . . . . . . .    995,000     3.75-10.50       4.10
     Granted. . . . . . . . . . . . . . . . . . . . . .    110,000           6.13       6.13
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . .  1,105,000   $ 3.75-10.00   $   4.35         8.8
------------------------------------------------------------------------------------------------------------
FOR ALL PLANS:
  Outstanding at December 31, 1996. . . . . . . . . . .  1,745,800   $ 3.25-14.25   $   4.99         8.2
------------------------------------------------------------------------------------------------------------

    OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1996

                            Options Outstanding                                          Options Exercisable
---------------------------------------------------------------------------     -----------------------------------
                                           Weighted
                                            Average             Weighted                                Weighted
   Range of             Number             Remaining             Average             Number              Average
   Exercise           Outstanding         Contractual           Exercise           Exercisable          Exercise
    Prices            at 12/31/96         Life-Years              Price            at 12/31/96            Price
---------------     ---------------     ---------------     ---------------     ---------------     ---------------

$ 3.25- $  4.78           1,028,000           8.8               $  3.71                 793,400         $  3.73
  4.79-    7.13             548,000           7.7                  5.47                  92,150            5.50
  7.14-   10.25              59,300           5.6                  9.62                  23,150            9.69
 10.26-   14.25             110,500           6.7                 11.98                  78,325           11.75
---------------     ---------------     ---------------     ---------------     ---------------     ---------------

$ 3.25- $ 14.25           1,745,800           8.2               $  4.99                 987,025         $  4.67
===============     ===============     ===============     ===============     ===============     ===============

     The Company adopted the disclosure requirements of FAS 123 effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, as allowed under FAS 123. Accordingly, no compensation cost has been recognized for stock option and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined on the fair value at the grant dates for 1996 and 1995 awards under those plans consistent with the method in FAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts (in thousands, except net loss per share amounts) indicated below. Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                                         1996       1995
                                                       --------   --------

     Net loss - pro forma . . . . . . . . . . . . . .  $(18,818)  $ (8,003)

     Net loss per share - pro forma . . . . . . . . .  $  (2.81)  $  (1.21)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in both 1996 and 1995: no dividend yield, 70% volatility, risk-free interest rates ranging from 5.65% to 6.90%, and expected lives of four to five years.

     At December 31, 1996, in the 1996 Plan options for 71,350 shares were exercisable and 313,000 options were available for grant; in the 1994 Plan options for 61,375 shares were exercisable and 8,500 options were available for grant; and in the 1986 Plan options for 84,300 shares were exercisable.

     In December 1996, an officer was granted 20,000 non-statutory options to purchase the Company's common stock at an exercise price of $6.125 per share. As long as the officer remains an employee of the Company, the options vest cumulatively in 20 equal quarterly installments, commencing on April 1, 1997. The options expire at the earlier of one month after termination of the officer's employment with the Company, or April 1, 2004.

     In December 1996, an officer was granted 90,000 non-statutory options to purchase the Company's common stock at an exercise price of $6.125 per share. As long as the officer remains an employee of the Company, the options vest cumulatively in 20 equal quarterly installments, commencing on April 1, 1997. The options expire at the earlier of one month after termination of the officer's employment with the Company, or April 1, 2004.

     In December 1995, an officer was granted 700,000 non-statutory options to purchase the Company's common stock at an exercise price of $3.75 per share. Options to purchase 350,000 shares were fully vested and exercisable as of the grant date, options to purchase 250,000 shares were vested on December 18, 1996, and options to purchase 100,000 shares vest on December 18, 1997. All of the options remain exercisable until their expiration on December 18, 2005.

     In December 1995, an officer was granted 195,000 non-statutory options to purchase the Company's common stock at an exercise price of $3.75 per share. Options to purchase 65,000 shares were fully vested and exercisable as of the grant date, options to purchase 65,000 vested on December 18, 1996, and options to purchase 65,000 shares vest on April 19, 1997. All of the options remain exercisable until their expiration on December 18, 2005.

     In November 1994, three officers were granted stock bonus awards totaling 22,000 shares with 7,333 shares issued in November 1994 and 5,333 shares issued in November 1995. Upon separation from the Company in April 1995, November 1995 and January 1996, the officers' awards for 4,000 shares, 3,334 shares and 2,000 shares, respectively, were canceled in accordance with the terms of the award.

     In August 1993, two officers were granted stock bonus awards totaling 20,000 shares, with 6,666 shares issued in both August 1993 and August 1994 and 2,668 shares issued in August 1995. The remaining 4,000 shares were canceled upon the officer's separation from the Company in April 1995 in accordance with the terms of the award.

     In September 1992, an officer was granted 100,000 non-statutory options to purchase the Company's Common Stock at an exercise price of $5.125 per share. The options vested quarterly over 20 equal installments commencing January 1, 1993, as long as the officer remained an employee of the Company. On April 10, 1995, this officer separated from the Company and 50,000 unvested options were subsequently canceled on May 25, 1995 in accordance with the terms of the Officer Severance Plan. The remaining 50,000 vested options were subsequently exercised by the officer upon various dates from August through October 1995.

     In December 1990, the Company issued warrants to two members of the Board of Directors to purchase, in the aggregate, 20,000 shares of common stock at $10.00 per share. The warrants were immediately exercisable. The Company also issued these directors certificates which may be used to pay $2.50 per share of the exercise price of these warrants. In October 1991, warrants to purchase 10,000 shares at $7.50 per share (after giving effect to such certificates) were exercised. The remaining 10,000 warrants expired on December 5, 1995.

     STOCK PURCHASE PLAN. The Company has established an Employee Stock Purchase Plan ("ESPP"). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee's compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. In the offering periods ended June 30 and December 31, 1996, employees purchased 22,786 and 10,122 shares, respectively, at prices of $3.72 and $4.78, respectively. In the offering periods ended June 30 and December 31, 1995, employees purchased 14,172 and 25,845 shares, respectively, at prices of $5.10 and $3.72, respectively.
In the offering periods ended June 30 and December 31, 1994, employees purchased 8,151 and 9,078 shares, respectively, at prices of $8.93 and $8.82, respectively. The weighted average fair market value of shares under the ESPP was $4.76, $4.53 and $10.44 in 1996, 1995 and 1994,
respectively. The Company has reserved 250,000 shares of common stock for the ESPP, of which 122,422 were available for future issuance as of December 31, 1996.

     STOCK REPURCHASE PROGRAM. In 1994, the Board of Directors authorized the open market repurchase of up to 450,000 shares of the Company's common stock. As of December 31, 1994, the Company had repurchased 194,800 shares at a cost of $2.1 million. These shares are currently being used by the Company to satisfy its obligations under the Company's various employee stock option and purchase plans. In accordance with the terms of the Credit Facility executed by the Company in May 1996, the Company is
currently precluded from repurchasing its common stock.   See Note 5.

     RIGHTS PLAN. On December 19, 1994, the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock payable to stockholders of record at the close of business on January 3, 1995. Each Right entitles the common stockholder to purchase, in certain circumstances generally relating to a change in control of the Company, one one-thousandth of a share of the Company's Series B Junior Participating Cumulative Preferred Stock, par value $0.25 per share (the "Preferred Shares") at an exercise price of $40, subject to adjustment.
Alternatively, the Right holder may purchase common stock of the Company having a market value equal to two times the exercise price, or may purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price. The Preferred Shares confer to holders certain rights as to dividends, voting and liquidation which are in preference to common stockholders. The Rights are non-voting, are not presently exercisable and currently trade in tandem with the common stock. The Rights may be redeemed, in whole but not in part, by the Company at $0.01 per Right in accordance with the Rights Plan. The Rights were scheduled to expire on January 3, 1997, unless earlier redeemed or exchanged. On November 14, 1996, the Board of Directors of the Company extended the Rights Plan until the stockholders' vote, at the annual meeting of stockholders on May 6, 1997, on a proposed three-year extension of such Rights Plan.

8.   CHANGES IN ACCOUNTING ESTIMATES

     During the fourth quarter of 1995, the Company recorded a pretax charge of approximately $7.9 million ($4.9 million after tax, or $0.74 per share), with $3.0 million related to restructuring charges as discussed in
Note 10. $1.8 million was necessary to increase the allowance for uncollectible accounts receivable and $2.2 million was related to merchandise inventory purchased for the Company's Desktop IV Contract. The remaining $900,000 was necessary to increase reserves for software licenses under the terms of the Company's Desktop IV Contract.

     During the fourth quarter of 1994, the Company recorded a pretax charge of approximately $9.9 million ($6.1 million after tax, or $0.89 per share) related to its Desktop IV and Companion contracts and its general merchandise inventories. Approximately $4.7 million of the charge is related to the Desktop IV and Companion contracts, including $2.7 million for higher-than-estimated product warranty labor costs and software licenses and $2.0 million for excess inventories as these contracts wind down. The remaining $5.2 million of the fourth quarter charge related to excess quantities of general merchandise inventories.

9.   COMMITMENTS AND CONTINGENCIES

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

     In December 1996, the Company settled litigation pending before the Armed Services Board of Contract Appeals related to the Company's obligation to provide "upgrades" of certain computer software under the Desktop IV Contract. The settlement requires the Company to provide, without charge, certain software licenses to users who register before February 28, 1997.

     At December 31, 1996, the Company recorded a liability of approximately $3.0 million, which represents management's estimate of the costs necessary to provide the "upgrades" noted above plus estimated professional services costs to be paid in 1997 related to the ongoing GSA audit.

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

     The Company leases office and warehouse space and various equipment under non-cancelable operating leases. In August 1995, the Company entered into a ten-year agreement to lease approximately 205,000 square feet of warehouse space beginning in December 1996 to accommodate the distribution and storage of merchandise inventories. Minimum annual rental payments are $700,000 in the first year of the lease term, and increase approximately 3.00% in each subsequent year of the lease term.

     In November 1988, the Company executed a ten-year lease for its corporate headquarters which comprises approximately 120,000 square feet of office space and 14,000 square feet of warehouse space. Future minimum annual rental payments are approximately $2.0 million per year. See additional discussion in Note 10.

     The Company also entered into a nine-year lease for 55,170 square feet of office space in two buildings beginning December 1, 1989. Future minimum annual rental payments are approximately $800,000.

     The Company maintains sales offices in various strategic locations throughout the country and in Germany and has, in each of these locations, entered into a lease for office space.

     Collective future minimum lease payments as of December 31, 1996 are as follows (in thousands):

                                            Operating
     Year ending December 31,                Leases
     ------------------------               --------

          1997. . . . . . . . . . . . . . . $  3,614
          1998. . . . . . . . . . . . . . .    3,367
          1999. . . . . . . . . . . . . . .      749
          2000. . . . . . . . . . . . . . .      771
          2001. . . . . . . . . . . . . . .      793
          Thereafter. . . . . . . . . . . .    4,172
                                            --------

     Total minimum lease payments . . . . . $ 13,466
                                            ========

     The Company is obligated under its office and warehouse leases for its pro rata portion of all insurance, taxes and utilities on the facilities. Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $3.4 million, $3.5 million and $3.8 million, respectively.

10.   RESTRUCTURING CHARGES

     For the year ended December 31, 1995, the Company recorded a $3.0 million restructuring charge ($1.8 million after tax, or $0.28 per share). This amount includes $1.6 million for headcount reductions and $1.4 million for the consolidation of certain office and warehouse facilities.

11.   401(K) PLAN

     Effective April 1991, the Company adopted the Employees' 401(k) Investment Plan (the "Plan"), a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code (the "Code"). All employees of the Company who are at least 21 years of age and have completed at least six months of employment with the Company are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 15%) of their total compensation. Employee contributions are fully vested at all times. The Company, in its sole discretion, may make contributions in amounts, if any, as may be determined by the Board of Directors for the benefit of all participants. No contributions to the 401(k) Plan have been made by the Company to date.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables set forth selected unaudited quarterly financial data and the percentages such items represent of sales. The quarterly financial data reflect, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                                                  1996 Quarters Ended
                                                      ----------------------------------------------------------------------------
(In thousands, except per share data)                     March 31,           June 30,         September 30,       December 31,(1)
                                                      ----------------    ----------------    ----------------    ----------------
Sales . . . . . . . . . . . . . . . . . . . . . . .   $ 82,792  100.0%    $100,809  100.0%    $ 163,221  100.0%   $144,820  100.0%
Gross margin. . . . . . . . . . . . . . . . . . . .      7,223    8.7        6,853    6.8        11,165    6.8       8,325    5.7
Operating expenses. . . . . . . . . . . . . . . . .      9,314   11.2        8,406    8.3         9,489    5.8      23,088   15.9
(Loss) income from operations . . . . . . . . . . .     (2,091)  (2.5)     (1,553)   (1.5)        1,676    1.0    (14,763)  (10.2)
Interest expense, net . . . . . . . . . . . . . . .        848    1.0          710    0.7           495    0.3       1,085    0.7
(Loss) income before income taxes . . . . . . . . .     (2,939)  (3.5)     (2,263)   (2.2)        1,181    0.7    (15,848)  (10.9)
Net (loss) income . . . . . . . . . . . . . . . . .     (1,818)  (2.2)     (1,410)   (1.4)          703    0.4    (15,313)  (10.6)
Net (loss) income per share . . . . . . . . . . . .     ($0.27)            ($0.21)                $0.10            ($2.28)
Weighted average number of
  common and common
  equivalent shares outstanding . . . . . . . . . .      6,675               6,677                7,060              6,703


                                                                                  1995 Quarters Ended
                                                      ----------------------------------------------------------------------------
(In thousands, except per share data)                     March 31,           June 30,         September 30,        December 31,*
                                                      ----------------    ----------------    ----------------    ----------------
Sales . . . . . . . . . . . . . . . . . . . . . . .   $ 91,742  100.0%    $ 98,644  100.0%    $ 175,705  100.0%   $160,871  100.0%
Gross margin. . . . . . . . . . . . . . . . . . . .      7,270    7.9        7,136    7.2        14,286    8.1       9,922    6.2
Operating expenses. . . . . . . . . . . . . . . . .      9,914   10.8       10,188   10.3        10,424    5.9      11,966    7.4
Restructuring charges . . . . . . . . . . . . . . .          -    -              -    -               -    -         2,953    1.8
(Loss) income from operations . . . . . . . . . . .     (2,644)  (2.9)     (3,052)   (3.1)        3,862    2.2     (4,997)   (3.1)
Interest expense, net . . . . . . . . . . . . . . .      1,068    1.2          833    0.8         1,069    0.6       1,811    1.1
(Loss) income before income taxes . . . . . . . . .     (3,712)  (4.1)     (3,885)   (3.9)        2,793    1.6     (6,808)   (4.2)
Net (loss) income . . . . . . . . . . . . . . . . .     (2,296)  (2.5)     (2,401)   (2.4)        1,726    1.0     (4,206)   (2.6)
Net (loss) income per share . . . . . . . . . . . .     ($0.35)            ($0.36)                $0.26            ($0.63)
Weighted average number of
   common and common
   equivalent shares outstanding. . . . . . . . . .      6,597               6,591                6,626              6,650


(1)  The quarter ended December 31, 1996 includes a pretax charge of $9,100 ($8,200 after tax, or $1.22 per share) related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.

(2)  The quarter ended December 31, 1995 includes a pretax charge of $7,900 ($4,900 after tax, or $0.74 per share) associated with the valuation of inventory and receivables, software licenses, headcount reductions and the consolidation of certain office and warehouse facilities.

                   GOVERNMENT TECHNOLOGY SERVICES, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)


                                                           Balance    Charged                            Balance
                                                              at         to                                 at
                                                          Beginning  Costs and                            End of
Description                                               of Period  Expenses   Other(1)  Deductions(2)   Period
-------------------------------------------------------   ---------  ---------  --------  -------------  --------

Year ended December 31, 1996:

  Allowance for bad debts . . . . . . . . . . . . . . . . $  4,268   $  2,761   $      -     $(2,494)    $   4,535

  Allowance for slow-moving and
    obsolete inventory. . . . . . . . . . . . . . . . . .    8,250      1,591          -      (5,275)        4,566

  Allowance for income taxes. . . . . . . . . . . . . . .        -      5,147          -           -         5,147


Year ended December 31, 1995:

  Allowance for bad debts . . . . . . . . . . . . . . . . $  2,269   $  3,225   $      -     $(1,226)    $   4,268

  Allowance for slow-moving and
    obsolete inventory. . . . . . . . . . . . . . . . . .    8,827      5,403          -      (5,980)        8,250


Year ended December 31, 1994:

  Allowance for bad debts . . . . . . . . . . . . . . . . $  1,446   $  1,830   $    540     $(1,547)    $   2,269

  Allowance for slow-moving and
    obsolete inventory. . . . . . . . . . . . . . . . . .    2,777      9,332        459      (3,741)        8,827



(1)  Acquired in purchase of subsidiary.

(2)  Amounts written off during the period.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 17, 1996.


                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997, entitled "Election of Directors -- Nominees," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management -- Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997, entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1997, entitled "Election of Directors -- Nominees" and "Executive Compensation and Other Information -- Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                 PART  IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.

(A)  (1)   FINANCIAL STATEMENTS

           See the Index included in Item 8 on Page 32 of this Form 10-K.

     (2)   FINANCIAL STATEMENT SCHEDULES

           See the Index included in Item 8 on Page 32 of this Form 10-K.

     (3)   EXHIBITS

     2.1 Stock Purchase Agreement by and among the Registrant, Falcon Microsystems, Inc. and M. Dendy Young dated August 16, 1994
           (2)(11)

     3.1   Certificate of Incorporation, as amended(3)(6)(13)

     3.2   Bylaws, as amended(13)

     4.1 Rights Agreement dated as of January 3, 1995 by and between the Registrant and First Union National Bank of North Carolina, as Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate(13)

     10.1 Amended and Restated 1986 Stock Option Plan,(4) including forms of Stock Option Agreements and Stock Purchase Agreement(1)(3)

     10.2  Employee Stock Purchase Plan, as amended to date(1)(6)

     10.3 GSA Schedule B/C Award/Contract No. GS00K95AGS6407 dated April 1, 1996, issued by the General Services Administration to the Registrant for the three-year period ending March 31, 1999(2)(16)

     10.4 GSA Schedule A Award/Contract No. GS00K94AGS5681 dated October 1, 1993, issued by the General Services Administration to the Registrant, and Modifications during 1993(2)(9); and Modifications during the quarter ended December 31, 1994(12)

     10.5 Deed of Lease Agreement I dated as of November 17, 1987 between the Registrant and Enterprise Center Limited Partnership Number Two covering part of the Registrant's facilities in Chantilly, Virginia, as amended by Amendment No. One dated December 14, 1988(3)

     10.6 Deed of Lease Agreement II dated as of November 17, 1987 between the Registrant and Enterprise Center Limited Partnership Number Two covering part of the Registrant's facilities in Chantilly, Virginia, as amended by Amendment No. One dated December 14, 1988(3)
     10.7 Lease dated March 31, 1993 between the Registrant and West 50 Associates covering office and warehouse facilities(9); and Amendment thereto dated September 21, 1995(15)

     10.8 Letter Agreement dated September 17, 1990, as amended, between the Registrant and R. M. Rickenbach(1)(3)

     10.9 Warrant of the Registrant dated December 6, 1990 issued to Lawrence J. Schoenberg(1)(6)

     10.10 Nonstatutory Stock Option Agreement dated October 9, 1992 between the Registrant and Frank H. Slovenec(1)(6)

     10.11 Officer Severance Plan, as amended to date(15)

     10.12 GTSI Employees' 401(k) Investment Plan(3); and Amendment No. 1(5); Amendment No. 2 and Amendment No. 3 thereto(15)

     10.13 IBM Business Partner Agreement (Dealer Profile, Dealer Exhibit, Dealer/Retailer Attachment and Remarketer General Terms) between IBM and the Registrant, effective January 1994(9)

     10.14 U.S. Navy Standard Desktop Computer Companion Contract No. N66032-91-D-0002 dated February 8, 1991; Modification thereof dated June 28, 1991(4); Modifications during 1992(6); and Modifications during 1993(2)(9)

     10.15 Credit Agreement, dated as of November 17, 1994, by and among the Registrant and Falcon Microsystems, Inc., as Borrowers; The Lenders Parties Thereto From Time To Time; and Mellon Bank, N.A., as Agent(12); and Amendment thereto dated December 29, 1995(15) (see also Exhibit 10.24)

     10.16 Stock Bonus Agreement dated August 25, 1993 between the Registrant and R. M. Rickenbach(1)(8)

     10.17 Stock Bonus Agreement dated August 25, 1993 between the Registrant and Frank H. Slovenec(1)(8)

     10.18 Authorized Apple Dealer Sales Agreement between Apple Computer, Inc. and the Registrant, effective April 1993(7)

     10.19 U.S. Air Force Desktop IV Microsystems Contract No.
           F01620-93-D-0001 dated February 2, 1993; Modifications during 1993(2)(9); and Modifications during the quarter ended March 31, 1994(10); and Modifications during the quarter ended June 30, 1995(14)

     10.20 National Aeronautics and Space Administration Scientific & Engineering Workstation Procurement Contract No. NAS5-37008 dated February 19, 1993; Modifications during 1993(2)(9); and Modifications during the quarter ended March 31, 1994(10)

     10.21 Stock Bonus Agreement dated November 16, 1994 between the Registrant and R. M. Rickenbach(1)

     10.22 Stock Bonus Agreement dated November 16, 1994 between the Registrant and Frank H. Slovenec(1)

     10.23 Stock Bonus Agreement dated November 16, 1994 between the Registrant and Thomas L. Smudz(1)

     10.24 Business Credit and Security Agreement dated as of December 29, 1995 among the Registrant, certain Lenders named therein, and Deutsche Financial Services Corporation, as a Lender and as Agent; and Amendment thereto dated March 29, 1996(15)

     10.25 Lease dated August 11, 1995 between the Registrant and Security Capital Industrial Trust covering new distribution center facility(15)

     10.26 Letter agreement dated January 16, 1996 between the Registrant and Microsoft Corporation(15)

     10.27 Employment Agreement dated December 18, 1995 between the Registrant and M. Dendy Young(1)(15)

     10.28 Employment Agreement dated December 18, 1995 between the Registrant and Peter E. Janke(1)(15)

     10.29 Settlement Agreement between the Registrant and the U.S. Air Force with respect to the Desktop IV Microsystems Contract No. F01620-93-D-0001(17)

     11.1  Computation of Earnings Per Share

     23.1  Consent of Arthur Andersen LLP

     23.2  Consent of Coopers & Lybrand, L.L.P.

________________________

     (1) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     (2) Confidential treatment has been granted for portions of this exhibit, and such confidential portions have been removed from this exhibit, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

     (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-41351) filed with the Commission on June 21, 1991.

     (4) Incorporated by reference to Pre-effective Amendment No. 3 to the Registrant's Registration Statement on Form S-1
           (Registration No. 33-41351) filed with the Commission on September 20, 1991.

     (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-55090) filed with the Commission on November 25, 1992.

     (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1992.

     (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1993.

     (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended September 30, 1993.

     (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1993.

     (10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1994.

     (11) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on August 31, 1994, as amended by Form 8-K/A No. 1 filed with the Commission on October 31, 1994.

     (12) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1994.

     (13) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on January 17, 1995.

     (14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1995.

     (15) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1995.

     (16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1996.

     (17) Confidential treatment has been requested for portions of this exhibit, and such confidential portions have been removed from this exhibit, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.


(B)  REPORTS ON FORM 8-K

           None.

(C)  EXHIBITS

           See the list of Exhibits in Item 14(a)(3) beginning on Page 59 of this Form 10-K.

(D)  FINANCIAL STATEMENT SCHEDULES

           See the Index included in Item 8 on Page 32 of this Form 10-K.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, Commonwealth of Virginia.

                                     GOVERNMENT TECHNOLOGY SERVICES, INC.



Dated:  March 31, 1997               By:         /s/ M. Dendy Young
                                          --------------------------------
                                                   M. Dendy Young,
                                                    President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                        Date
         ---------                   -----                        ----


/s/ Lawrence J. Schoenberg   Chairman of the Board           March 31, 1997
---------------------------
  Lawrence J. Schoenberg


    /s/ M. Dendy Young       President and                   March 31, 1997
---------------------------  Chief Executive Officer
      M. Dendy Young         (Principal Executive Officer)
                             and a Director


   /s/ Charles A. Hasper     Vice President, Controller      March 31, 1997
---------------------------  and Acting Chief Financial
     Charles A. Hasper       Officer
                             (Principal Financial and
                             Accounting Officer)

    /s/  Tania Amochaev      Director                        March 31, 1997
---------------------------
      Tania Amochaev


   /s/  Gerald W. Ebker      Director                        March 31, 1997
---------------------------
      Gerald W. Ebker

         Signature                   Title                        Date
         ---------                   -----                        ----



   /s/ Thomas L. Hewitt      Director                        March 31, 1997
---------------------------
     Thomas L. Hewitt



     /s/  Lee Johnson        Director                        March 31, 1997
---------------------------
        Lee Johnson



    /s/  James J. Leto       Director                        March 31, 1997
---------------------------
       James J. Leto