Form 10-Q
period 1997-03-31
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1997-05-15
CIK 850483

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                      Commission file number 0-19394


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
[X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                     Shares Outstanding at May 1, 1997
------------------------------    --------------------------------------
Common Stock, $0.005 par value                   6,724,919

                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                       Quarterly Report on Form 10-Q
               for the Quarterly Period Ended March 31, 1997

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

            Consolidated Statements of Operations for the
                Three Months Ended March 31, 1997 and 1996. . . . . . . . 4

            Consolidated Balance Sheets as of
                March 31, 1997 and December 31, 1996. . . . . . . . . . . 5

            Consolidated Condensed Statements of Cash Flows for the
                Three Months Ended March 31, 1997 and 1996. . . . . . . . 6

            Notes to Consolidated Financial Statements. . . . . . . . . . 7

    ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 9


PART II -- OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .16

    ITEM 1. LEGAL PROCEEDINGS
    ITEM 2. CHANGES IN SECURITIES
    ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    ITEM 5. OTHER INFORMATION
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                      PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. ("GTSI" (r) or the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financial statements for the year ended December 31, 1996, and the accompanying Notes to Financial Statements, which appear in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or for future periods.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In thousands, except per share amounts)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               -------------------------
ASSETS                                             1997           1996
                                               ------------  ------------

Sales . . . . . . . . . . . . . . . . . . . . . $   88,407     $   82,792

Cost of sales . . . . . . . . . . . . . . . . .     81,399         75,641
                                                ----------     ----------

Gross margin. . . . . . . . . . . . . . . . . .      7,008          7,151

Operating expenses. . . . . . . . . . . . . . .      9,993          9,492
                                                ----------     ----------

Loss from operations. . . . . . . . . . . . . .     (2,985)        (2,341)

Interest expense, net of interest income of
  $80 and $102, respectively. . . . . . . . . .        419            598
                                                ----------     ----------

Loss before taxes . . . . . . . . . . . . . . .     (3,404)        (2,939)

Income tax benefit. . . . . . . . . . . . . . .          -         (1,121)
                                                ----------     ----------

Net loss. . . . . . . . . . . . . . . . . . . . $   (3,404)    $   (1,818)
                                                ==========     ==========

Net loss per share. . . . . . . . . . . . . . . $    (0.51)    $    (0.27)
                                                ==========     ==========

Weighted average number of shares outstanding .      6,725          6,675
                                                ==========     ==========



              The accompanying notes are an integral part of
                 these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                 MARCH 31,   DECEMBER 31,
ASSETS                                             1997           1996
                                               ------------  ------------
                                                (unaudited)     (audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . $      169     $       48
  Accounts receivable, net. . . . . . . . . . .     59,919         90,116
  Merchandise inventories . . . . . . . . . . .     22,443         31,844
  Net deferred taxes and other. . . . . . . . .      7,738          7,367
                                                ----------     ----------
    Total current assets. . . . . . . . . . . .     90,269        129,375

Property and equipment, net . . . . . . . . . .      8,894          9,146
Intangible assets, net. . . . . . . . . . . . .        703            788
Net deferred taxes and other. . . . . . . . . .      1,030          1,692
                                                ----------     ----------

    Total assets. . . . . . . . . . . . . . . . $  100,896     $  141,001
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . .      3,592         15,828
  Accounts payable. . . . . . . . . . . . . . .     44,867         68,707
  Accrued liabilities . . . . . . . . . . . . .      9,938         10,241
                                                ----------     ----------
    Total current liabilities . . . . . . . . .     58,397         94,776

Other liabilities . . . . . . . . . . . . . . .      1,055          1,377
                                                ----------     ----------

    Total liabilities . . . . . . . . . . . . .     59,452         96,153
                                                ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock -- $0.25 par value, 680,850
    shares authorized; none issued and
    outstanding . . . . . . . . . . . . . . . .          -              -
  Common stock -- $0.005 par value; 10,000,000
    shares authorized; 6,806,084 shares issued
    and 6,724,919 outstanding at March 31,
    1997 and December 31, 1996. . . . . . . . .         34             34
  Capital in excess of par value. . . . . . . .     33,295         33,295
  Retained earnings . . . . . . . . . . . . . .      8,995         12,399
  Treasury stock, 81,165 shares at March 31,
    1997 and December 31, 1996, at cost . . . .       (880)          (880)
                                                ----------     ----------

    Total stockholders' equity. . . . . . . . .     41,444         44,848
                                                ----------     ----------
    Total liabilities and stockholders'
      equity. . . . . . . . . . . . . . . . . . $  100,896     $  141,001
                                                ==========     ==========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                           1997      1996
                                                        --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . $ (3,404) $ (1,818)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . .      894       790
    Stock compensation expense. . . . . . . . . . . . .        -       (12)
    Net cash provided by changes in assets and
      liabilities . . . . . . . . . . . . . . . . . . .   15,335    45,935
                                                        --------  --------
        Net cash provided by operating activities . . .   12,825    44,895
                                                        --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of property and equipment. . . . . . . . . . .     (489)     (499)
    Proceeds from sales of  property and equipment. . .       21         -
                                                        --------  --------
        Net cash used in investing activities . . . . .     (468)     (499)
                                                        --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of bank notes, net . . . . . . . . . . . .  (12,236)  (44,059)
    Proceeds from exercises of stock options and
      warrants. . . . . . . . . . . . . . . . . . . . .        -        13
                                                        --------  --------
        Net cash used in financing activities . . . . .  (12,236)  (44,046)
                                                        --------  --------

Net increase in cash. . . . . . . . . . . . . . . . . .      121       350
Cash at beginning of period . . . . . . . . . . . . . .       48        18
                                                        --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . $    169  $    368
                                                        ========  ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . $    607  $  2,069
      Income taxes. . . . . . . . . . . . . . . . . . .        2         -

              The accompanying notes are an integral part of
                 these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by the Company in accordance with the accounting policies described in its 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report. The accompanying interim financial statements do not include all disclosures required by generally accepted accounting principles.

     Net loss per share is based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalents have not been considered as they are anti-dilutive.

     In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted- average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. FAS 128 is effective for reporting periods ending after December 15, 1997 and, when adopted, will require restatement of prior years' earnings per share.

     Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, Management does not believe that FAS 128 will have an impact upon historical net income (loss) per share as reported.

     Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

2.   NOTES PAYABLE TO BANKS

     During the fourth quarter of 1995, the Company began negotiations with a bank (the "Principal Lender") and other lenders ("Other Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On May 2, 1996, the Company executed a three-year credit facility with the Principal Lender for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collectively, the "Credit Facility"), replacing the Interim Agreement. Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of certain vendor products. On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain financial covenants. At December 31, 1996, the Company was not in compliance with the Earnings Before Interest and Taxes and Tangible Net Worth covenants contained in the Credit Facility. Although the Principal Lender has the right to discontinue making any new loans and to call the outstanding loan, such Principal Lender has continued to provide financing to the Company under the existing Credit Facility. All amounts due to the Lenders as of March 31, 1997 are classified as current liabilities.

     As of May 15, 1997, the Company continued to be out of compliance with certain 1996 year-end financial covenants contained in the Credit Facility. The Company is currently reviewing a proposal from its Principal Lender to amend the terms and conditions of the Credit Facility. Management presently estimates that the amended Credit Facility will reflect market pricing common to credit agreements with companies of similar size, complexity and risk as GTSI. The Company presently expects to complete negotiations with its Principal Lender on or before June 30, 1997, and the Principal Lender has agreed to refrain from enforcing its rights with respect to such covenant violations on the condition that the Company execute an amendment to the Credit Facility prior to said date. Management presently estimates that the final terms of the amended Credit Facility will neither adversely impact nor materially benefit the Company's total borrowing costs in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the Company's consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 1996. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

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

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.

                                                                                    PERCENTAGE
                                                                    PERCENTAGE        CHANGE
                                                                     OF SALES       ----------
                                                                ------------------     THREE
                                                                       THREE          MONTHS
                                                                   MONTHS ENDED        ENDED
                                                                     MARCH 31,       MAR. 31,
                                                                ------------------     1996
                                                                  1997      1996      TO 1997
                                                                --------  --------  ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .    100.0%    100.0%       6.8%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .     92.1      91.4        7.6
                                                                --------  --------
Gross margin. . . . . . . . . . . . . . . . . . . . . . . . .      7.9       8.6       (2.0)
                                                                --------  --------
Operating expenses:
 Selling, general and administrative. . . . . . . . . . . . .     10.3      10.5        4.4
 Depreciation and amortization. . . . . . . . . . . . . . . .      1.0       0.9       14.8
                                                                --------  --------
Total operating expenses. . . . . . . . . . . . . . . . . . .     11.3      11.4        5.3
                                                                --------  --------
Loss from operations. . . . . . . . . . . . . . . . . . . . .     (3.4)     (2.8)      27.5
Interest expense, net . . . . . . . . . . . . . . . . . . . .      0.4       0.7      (29.9)
                                                                --------  --------
Loss before taxes . . . . . . . . . . . . . . . . . . . . . .     (3.8)     (3.5)      15.8
Income tax benefit. . . . . . . . . . . . . . . . . . . . . .       -       (1.3)    (100.0)
                                                                --------  --------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .     (3.8)%    (2.2)%     87.2
                                                                ========  ========

     The following table sets forth, for the periods indicated, the approximate sales by sales category, along with related percentages of total sales.


SALES CATEGORY               THREE MONTHS ENDED MARCH 31,
                       ---------------------------------------
(Dollars in Thousands)         1997                1996
                       -------------------  -------------------
GSA Schedules . . . .  $  32,010    36.2%   $ 30,730    37.1%
IDIQ Contracts. . . .     26,028    29.5      29,888    36.1
Open Market . . . . .     22,647    25.6      20,053    24.2
Other Contracts . . .      6,634     7.5       2,121     2.6
Blanket Purchase
  Agreements. . . . .      1,088     1.2           -     -
                       ---------  --------- --------- ---------
     Total. . . . . .  $  88,407   100.0%   $ 82,792   100.0%
                       =========  ========= ========= =========

THREE MONTHS ENDED MARCH 31, 1997 COMPARED
WITH THE THREE MONTHS ENDED MARCH 31, 1996

     Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the first quarter of 1997, sales increased $5.6 million, or 6.8%. The primary reasons for the increase over the same quarter last year were the increased sales under Other Contracts (including sales to both prime contractors and state and local governments) and Blanket Purchase Agreements (a category which did not exist during the first quarter of 1996) of approximately $4.5 million, and $1.1 million, respectively. The Company also realized increases in the Open Market and GSA Schedules sales categories of $2.6 million and $1.3 million, respectively, which were offset by a reduction in sales under indefinite-delivery/indefinite- quantity ("IDIQ") contracts of $3.9 million, or 12.9%. The slight increase in sales under the Company's GSA Schedule contracts was comprised of $2.3 million of increased GSA Schedule B/C sales offset by a decline in sales under GSA Schedule A of $1.0 million.

     From a vendor perspective, sales of Compaq, Panasonic and Epoch products increased approximately $7.1 million (from $7.0 million to $14.1 million, or 101.4%), $5.3 million (from $4.5 million to $9.8 million, or 117.8%) and $4.7 million (from $0 to $4.7 million, or 100.0%), respectively. These increases were partially offset by decreased sales of IBM label and Everex products, which declined $8.2 million (from $10.6 million to $2.4 million, or 77.4%) and $6.5 million (from $6.5 million to $0, or 100%), respectively, due to the lack of shipments under the Desktop IV contract (as systems ordering expired on February 1, 1996).

     Backlog at March 31, 1997 was approximately $11.5 million, down 43.9% from approximately $20.5 million at March 31, 1996. Backlog was $11.8 million at May 1, 1997.

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

     During the first quarter of 1997, gross margin decreased in absolute dollars by approximately $143,000, or 2%, and decreased as a percentage of sales from 8.6% to 7.9% when compared to the same period a year ago. Although sales were higher during 1997, the negligible decrease in absolute dollars resulted primarily from the favorable resolution of a vendor contractual matter during the first quarter of 1996. This matter also favorably impacted the overall gross margin percentage in 1996. Excluding the gross margin impact of this matter from 1996 operating results, the gross margin percentage earned in the first quarter of 1997 was slightly higher than the gross margin percentage earned during the same period in 1996. The change in gross margin percentages is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Operating expenses in the first quarter of 1997 increased approximately $500,000, or 5.3%, and decreased as a percentage of sales from 11.4% to 11.3%. The increase in absolute dollars is primarily attributable to increases in personnel costs. This increase was partially offset by a decrease in expenditures for contracted services. The Company also received a lower amount of vendor incentives during the first quarter of 1997, which contributed to increased net marketing expenses. Vendor incentives, cooperative advertising and market development reimbursements are used to partially offset selling, advertising, promotion and marketing expenses. Operating expenses decreased as a percentage of sales due to the higher volume of sales in the first quarter of 1997 when compared to the same quarter in 1996.

     Interest Expense. The approximate $180,000, or 29.9% decrease in net interest expense in the first quarter of 1997 was due primarily to lower average borrowings throughout the first quarter, offset by higher interest rates.

     Income Taxes. No tax benefit was recognized with respect to the Company's operating loss in the first quarter of 1997 as the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Accordingly, the Company increased its valuation allowance to $6.4 million in the first quarter of 1997. In the fourth quarter of 1996, the Company determined that $5.1 million of net deferred tax assets did not satisfy the recognition criteria set forth in FAS 109. As such, a valuation allowance was initially recorded against the applicable net deferred tax assets during the fourth quarter of 1996. A tax benefit of $1.1 million was recorded in the first quarter of 1996 as a result of the Company's net operating loss for the respective period. The 1996 tax benefit will be realized by carrying back the loss to prior years in which the Company recognized taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1997, the Company generated $12.8 million of cash flow from operations, as compared to $44.9 million for the quarter ended March 31, 1996. Most of the decrease from year to year relates to the Company's focused efforts over the past 15 months to reduce net operating assets (accounts receivable plus merchandise inventories less accounts payable). After reduction of approximately $500,000 of capital expenditures from the net cash provided by operating activities, overall short-term notes payable to banks decreased $12.2 million. As a result of the Company's seasonal sales patterns, working capital levels are traditionally lower in the first quarter of the year and short-term debt levels are reduced.

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

     On May 2, 1996, the Company executed a three-year credit facility with the Principal Lender for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collectively, the "Credit Facility"), replacing the Interim Agreement. Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products. Interest under the inventory financing facility is accrued at a rate equal to prime plus 3.00% (11.5% at March 31, 1997). On August 23, 1996, the Company and its Lenders executed Amendment No. 1 to the Credit Facility, which modified certain financial covenants. At March 31, 1997, the unused portion of the Credit Facility was $22.3 million.

     Interest under the Credit Facility is payable quarterly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.24% (7.64% at March 31, 1997). Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is substantially collateralized by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios. At December 31, 1996, the Company was not in compliance with the Earnings Before Interest and Taxes and Tangible Net Worth covenants contained in the Credit Facility. Although the Principal Lender has the right to discontinue making any new loans and to call the outstanding loan, such Principal Lender has continued to provide financing to the Company under the existing Credit Facility. All amounts due to the Lenders as of March 31, 1997 are classified as current liabilities.

     As of May 15, 1997, the Company continued to be out of compliance with certain 1996 year-end financial covenants contained in the Credit Facility. The Company is currently reviewing a proposal from its Principal Lender to amend the terms and conditions of the Credit Facility. Management presently estimates that the amended Credit Facility will reflect market pricing common to credit agreements with companies of similar size, complexity and risk as GTSI. The Company presently expects to complete negotiations with its Principal Lender on or before June 30, 1997, and the Principal Lender has agreed to refrain from enforcing its rights with respect to such covenant violations on the condition that the Company execute an amendment to the Credit Facility prior to said date. Management presently estimates that the final terms of the amended Credit Facility will neither adversely impact nor materially benefit the Company's total borrowing costs in 1997.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its reasonably anticipated cash needs. Such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its operating requirements. The Company currently has no reason to believe that such capital sources will not be available to it on acceptable terms, if needed.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     The references to amendment to, and/or renegotiation of, the Credit Facility, and other statements which are not historical facts contained in the Management's Discussion and Analysis of Financial Condition, Results of Operations and Notes to Consolidated Financial Statements, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially based on numerous factors, including but not limited to competition in the government markets, spending patterns of the Company's customers, general economic and political conditions, success of negotiations with the Company's Lenders, and other risks described in this Report and in the Company's other Securities and Exchange Commission filings.

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

     (b)  Reports on Form 8-K:  Inapplicable.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Date:  May 15, 1997

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/  M. DENDY YOUNG
                                     --------------------------------------
                                      M. Dendy Young
                                      President and Chief Executive Officer



                                 By:   /s/ CHARLES A. HASPER
                                     --------------------------------------
                                      Charles A. Hasper
                                      Vice President, Controller and
                                         Acting Chief Financial Officer

                             INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                  DESCRIPTION
----------  ---------------------------------------

   11.1        Computation of Earnings Per Share