Form 10-Q
period 1997-06-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1997-08-14
CIK 850483

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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
[X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                   Shares Outstanding at August 1, 1997
------------------------------    --------------------------------------
Common Stock, $0.005 par value                   6,740,745

                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                       Quarterly Report on Form 10-Q
               for the Quarterly Period Ended June 30, 1997

                                   INDEX
                                   -----


                                                             Page Reference
                                                             --------------

COVER PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . 3

            Consolidated Statements of Operations for the
                Six Months Ended June 30, 1997 and 1996 . . . . . . . . . 4

            Consolidated Balance Sheets as of
                June 30, 1997 and December 31, 1996 . . . . . . . . . . . 5

            Consolidated Condensed Statements of Cash Flows for the
                Six Months Ended June 30, 1997 and 1996 . . . . . . . . . 6

            Notes to Consolidated Financial Statements. . . . . . . . . . 7

    ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 9


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .17

    ITEM 1. LEGAL PROCEEDINGS
    ITEM 2. CHANGES IN SECURITIES
    ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    ITEM 5. OTHER INFORMATION
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

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

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In thousands, except per share amounts)


                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                          -------------------   -------------------
                                                            1997       1996       1997      1996
                                                          --------   --------   --------  --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .   $ 94,464   $100,809   $182,871  $183,601

Cost of sales . . . . . . . . . . . . . . . . . . . . .     87,800     94,054    169,199   169,695
                                                          --------   --------   --------  --------

Gross margin. . . . . . . . . . . . . . . . . . . . . .      6,664      6,755     13,672    13,906

Operating expenses. . . . . . . . . . . . . . . . . . .      9,602      8,645     19,596    18,136
                                                          --------   --------   --------  --------

Loss from operations. . . . . . . . . . . . . . . . . .     (2,938)    (1,890)    (5,924)   (4,230)

Interest expense, net of interest income of $47 and $60
  for the three months ended June 30, 1997 and 1996,
  respectively, and $127 and $162 for the six months
  ended June 30, 1997 and 1996, respectively. . . . . .         49        373        467       972
                                                          --------   --------   --------  --------

Loss before taxes . . . . . . . . . . . . . . . . . . .     (2,987)    (2,263)    (6,391)   (5,202)

Income tax benefit. . . . . . . . . . . . . . . . . . .          -       (853)         -    (1,974)
                                                          --------   --------   --------  --------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .   $ (2,987)  $ (1,410)  $ (6,391) $ (3,228)
                                                          ========   ========   ========  ========

Net loss per share. . . . . . . . . . . . . . . . . . .   $  (0.44)  $  (0.21)  $  (0.95) $  (0.48)
                                                          ========   ========   ========  ========

Weighted average number of shares outstanding . . . . .      6,725      6,677      6,725     6,678
                                                          ========   ========   ========  ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                                       JUNE 30,  DECEMBER 31,
ASSETS                                                                   1997        1996
                                                                     ----------- ------------
                                                                     (Unaudited)  (Audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       69  $        48
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . .        71,076       90,116
  Merchandise inventories . . . . . . . . . . . . . . . . . . . .        24,053       31,844
  Net deferred taxes and other. . . . . . . . . . . . . . . . . .         7,451        7,367
                                                                     ----------  -----------
     Total current assets . . . . . . . . . . . . . . . . . . . .       102,649      129,375

Property and equipment, net . . . . . . . . . . . . . . . . . . .         9,312        9,146
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .           619          788
Net deferred taxes and other. . . . . . . . . . . . . . . . . . .         1,065        1,692
                                                                     ----------  -----------

     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $  113,645  $   141,001
                                                                     ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . . . . . .         2,770       15,828
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        64,242       68,707
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .         7,225       10,241
                                                                     ----------  -----------
     Total current liabilities. . . . . . . . . . . . . . . . . .        74,237       94,776

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .           896        1,377
                                                                     ----------  -----------

     Total liabilities. . . . . . . . . . . . . . . . . . . . . .        75,133       96,153
                                                                     ----------  -----------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $0.25 par value, 680,850 shares authorized;
     none issued or outstanding . . . . . . . . . . . . . . . . .             -            -
  Common Stock - $0.005 par value, 10,000,000 shares authorized;
     6,806,084 shares issued and 6,738,045 outstanding at
     June 30, 1997 and 6,806,084 shares issued and 6,724,919
     outstanding at December 31, 1996 . . . . . . . . . . . . . .            34           34
  Capital in excess of par value. . . . . . . . . . . . . . . . .        33,208       33,295
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .         6,008       12,399
  Treasury stock, 68,039 shares at June 30, 1997 and 81,165
     shares at December 31, 1996, at cost . . . . . . . . . . . .          (738)        (880)
                                                                     ----------  -----------

     Total stockholders' equity . . . . . . . . . . . . . . . . .        38,512       44,848
                                                                     ----------  -----------

     Total liabilities and stockholders' equity . . . . . . . . .    $  113,645  $   141,001
                                                                     ==========  ===========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                -------------------
                                                                                  1997      1996
                                                                                --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (6,391) $ (3,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .      1,759     1,699
  Stock compensation expense. . . . . . . . . . . . . . . . . . . . . . . . .          -       (13)
  Net cash provided by changes in assets and liabilities. . . . . . . . . . .     19,351    47,677
                                                                                --------  --------
     Net cash provided by operating activities. . . . . . . . . . . . . . . .     14,719    46,135
                                                                                --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of property and equipment. . . . . . . . . . . . . . . . . . . . . . .     (1,716)     (933)
  Proceeds from sales of  property and equipment. . . . . . . . . . . . . . .         21         -
                                                                                --------  --------
     Net cash used in investing activities. . . . . . . . . . . . . . . . . .     (1,695)     (933)
                                                                                --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of bank notes, net . . . . . . . . . . . . . . . . . . . . . . . .    (13,058)  (45,287)
  Proceeds from exercises of stock options and warrants . . . . . . . . . . .         55       101
                                                                                --------  --------
     Net cash used in financing activities. . . . . . . . . . . . . . . . . .    (13,003)  (45,186)
                                                                                --------  --------

Net increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21        16
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .         48        18
                                                                                --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     69  $     34
                                                                                ========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    756  $  2,986
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2         5


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

     In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. FAS 128 is effective for reporting periods ending after December 15, 1997 and, when adopted, will require restatement of prior years' earnings per share.

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

2.   Notes Payable to Banks

     During the fourth quarter of 1995, the Company began negotiations with a bank (the "Principal Lender") and other lenders ("Other Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On May 2, 1996, the Company executed a three-year credit facility with the Principal Lender for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collectively, the "Credit Facility"), replacing the Interim Agreement. Additionally, on June 27, 1996, the Company executed a separate $10.0 million wholesale financing facility with the Principal Lender for inventory financing of certain vendor products. On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain financial covenants. At December 31, 1996, the Company was not in compliance with the Earnings Before Interest and Taxes and Tangible Net Worth covenants contained in the Credit Facility.

     As of June 30, 1997, the Company continued to be out of compliance with certain 1996 year-end financial covenants contained in the Credit Facility. The Principal Lender continued to provide financing to the Company under the existing Credit Facility through July 28, 1997, at which time the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (see "Subsequent Event"). All amounts due to the Lenders as of June 30, 1997 are classified as current liabilities. At June 30, 1997, the available portion of the Credit Facility was $32.3 million.

3.   Subsequent Event

     On July 28, 1997, the Company executed the Second Amended and Restated Business Credit and Security Agreement which modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with respect to compliance with certain 1996 year-end financial covenants contained in the Credit Facility. More specifically, the total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction from February 1 - July 31 of each year. Further, the wholesale financing facility was increased from $10 million to $20 million, with a $10 million reduction from March 1 - July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of certain financial covenants. Management presently estimates that the terms of the amended Credit Facility will neither adversely impact nor materially benefit the Company's total borrowing costs in 1997.

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

Overview

     GTSI is the largest dedicated reseller of microcomputer and Unix workstation hardware, software and networking products to the Government. The Company currently offers access to over 100,000 information technology products from more than 2,000 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, microcomputers and networking and workstation products, from 1985 through 1992); to the addition of new vendors (e.g., IBM, Sun, Panasonic, Apple and Nexar, from 1988 through 1996); and to the addition or expiration of sales contract vehicles (e.g., the addition of the Desktop IV Contract, the SEWP I Contract, the National Institutes of Health ("NIH") Contract and the TDA-1 Contract from 1993 through 1996, and the expiration of the Companion Contract in 1995 and Desktop IV systems ordering in 1996). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

     The Company's primary strategy is to focus on its core General Services Administration ("GSA") Schedule business and to compete aggressively on bids in order to win as many contract vehicles as possible under the various purchasing programs available to it in the government market. With those contract vehicles in place, it is then possible for the Company to use its significant product base and marketing knowledge to sell products which both meet customers' requirements and provide an attractive financial return to the Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.

                                                                                           PERCENTAGE
                                                                                             CHANGE
                                                      PERCENTAGE OF SALES           -----------------------
                                            --------------------------------------            THREE        SIX
                                                   THREE                SIX           MONTHS       MONTHS
                                               MONTHS ENDED        MONTHS ENDED        ENDED        ENDED
                                                 JUNE 30,            JUNE 30,        JUNE 30,              JUNE 30,
                                            ------------------  ------------------            1997         1997
                                             1997       1996      1997      1996      TO 1996      TO 1996
                                            --------  --------  --------  --------  ----------   ----------
Sales . . . . . . . . . . . . . . . . . .   100.0%     100.0%    100.0%    100.0%      (6.3)%       (0.4)%
Cost of sales . . . . . . . . . . . . . .    92.9       93.3      92.5      92.4       (6.6)        (0.3)
                                            --------  --------  --------  --------
Gross margin. . . . . . . . . . . . . . .     7.1        6.7       7.5       7.6       (1.3)        (1.7)
                                            --------  --------  --------  --------
Operating expenses:
Selling, general and administrative . . .     9.3        7.6       9.8       9.0       12.9          8.5
Depreciation and amortization . . . . . .     0.9        0.9       0.9       0.9       (4.9)         3.5
                                            --------  --------  --------  --------
                                             10.2        8.5      10.7       9.9       11.1          8.0
                                            --------  --------  --------  --------
Loss from operations. . . . . . . . . . .    (3.1)      (1.8)     (3.2)     (2.3)      55.5         40.0
Interest expense, net . . . . . . . . . .     0.1        0.4       0.3       0.5      (86.8)       (51.9)
                                            --------  --------  --------  --------
Loss before taxes . . . . . . . . . . . .    (3.2)      (2.2)     (3.5)     (2.8)      32.1         22.9
Income tax benefit. . . . . . . . . . . .      -        (0.8)       -       (1.0)    (100.0)      (100.0)
                                            --------  --------  --------  --------
Net loss. . . . . . . . . . . . . . . . .    (3.2)%     (1.4)%    (3.5)%    (1.8)%    111.6%        98.0%
                                            ========  ========  ========  ========


     The following table sets forth, for the periods indicated, the approximate sales by category, along with related percentages of total sales:

SALES CATEGORY                                    THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                            --------------------------------------- ---------------------------------------
(Dollars in thousands)                             1997                1996                1997                 1996
                                            ------------------- ------------------- ------------------- -------------------
GSA Schedules . . . . . . . . . . . . . .   $ 37,013    39.2%   $  43,508   43.2%   $  70,111   38.4%   $  74,238    40.4%
IDIQ Contracts. . . . . . . . . . . . . .     29,067    30.8       14,059   13.9       55,095   30.1       43,947    24.0
Open Market . . . . . . . . . . . . . . .     23,344    24.7       38,202   37.9       45,991   25.1       58,255    31.7
Other Contracts . . . . . . . . . . . . .      5,040     5.3        5,040    5.0       11,674    6.4        7,161     3.9
                                            --------- --------- --------- --------- --------- --------- --------- ---------
     Total. . . . . . . . . . . . . . . .   $ 94,464   100.0%   $ 100,809  100.0%   $ 182,871  100.0%   $ 183,601   100.0%
                                            ========= ========= ========= ========= ========= ========= ========= =========

THREE MONTHS ENDED JUNE 30, 1997 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 1996

     Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the second quarter of 1997, sales decreased $6.3 million or 6.3% for the same period in 1996. The primary reasons for the decrease over the same quarter last year were the decreased sales under GSA Schedules and a decline in Open Market sales of approximately $6.5 million and $14.9 million, respectively. These decreases were offset by increased sales under indefinite-delivery/ indefinite-quantity ("IDIQ") contracts of approximately $15.0 million. In 1996, the GSA authorized agencies to enter into Blanket Purchase Agreements ("BPAs") with Schedule holders. The BPAs are authorized by GSA and incorporate many terms and conditions of the GSA Schedule contracts. Additionally, they offer many of the same products, often at lower prices than available on the GSA Schedules. The Company has been awarded nine of these BPAs since the GSA authorized this change. The Company reports BPA sales as part of total GSA sales activity. Sales under IDIQ contracts increased primarily as a result of increases in sales under the Company's contract with the NIH and the National Aeronautics and Space Administration ("NASA").

     The decline in Open Market sales can be directly attributed to the second quarter 1996 commercialization and sell-through of $15.8 million of IBM Label product originally purchased for sale under the Company's Desktop IV contract, which sales did not occur again in 1997. This decline represents the majority of the decline in sales of IBM Label products which decreased approximately $17.4 million (from $20.2 million to $2.8 million, or 85.8%). Hewlett Packard sales also declined by $3.5 million (from $17.2 million to $13.7 million, or 20.4%), during the second quarter. These decreases were partially offset by increased sales of Epoch, Microsoft, Compaq and Nexar products, which increased $11.0 million (from $0 to $11.0 million, or 100.0%), $8.3 million (from $3.8 million to $12.1, or 222.0%),
$4.0 million (from $7.4 million to $11.4 million, or 53.5%) and $2.6 million (from $0.2 million to $2.8 million, or 1117.7%), respectively.

     Backlog at June 30, 1997 was approximately $16.1 million, down 20.7% from approximately $20.3 million at June 30, 1996. Backlog was $19.5 million at August 1, 1997.

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

     During the second quarter of 1997, gross margin decreased in absolute dollars by approximately $0.1 million, or 1.3%, and increased as a percentage of sales from 6.7% to 7.1% when compared to the same period a year ago. Although sales were higher during the second quarter of 1996, the $15.8 million of open market sales associated with near-obsolete inventory during the second quarter of 1996 was recorded with little or no gross margin during the prior year. Further, gross margin earned during the 1997 second quarter was impacted by the $11.0 million drop shipment of product from one of the Company's vendors directly to the customer at a lower than normal margin. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Operating expenses in the second quarter of 1997 increased approximately $1.0 million, or 11.1%, and increased as a percentage of sales from 8.5% to 10.2%. The increase in absolute dollars is primarily attributable to increases in personnel costs. During the 1996 second quarter, however, the Company received a payment in connection with the settlement of certain litigation which served to decrease 1996 net operating expenses by approximately $0.5 million. In addition to the factors noted above, operating expenses increased as a percentage of sales due to the lower volume of sales in the second quarter of 1997 when compared to the same quarter in 1996.

     Interest Expense. The approximate $0.3 million, or 86.8% decrease in net interest expense in the second quarter of 1997 was due primarily to lower average borrowings throughout the second quarter, partially offset by higher interest rates.

     Income Taxes. No tax benefit was recognized with respect to the Company's operating loss in the second quarter of 1997 as the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In the fourth quarter of 1996, the Company determined that $5.1 million of net deferred tax assets did not satisfy the recognition criteria set forth in FAS 109. As such, a valuation allowance was initially recorded against the applicable net deferred tax assets during the fourth quarter of 1996. A tax benefit of $0.9 million was recorded in the second quarter of 1996 as a result of the Company's net operating loss for that period. The 1996 tax benefit will be realized by carrying back the loss to prior years in which the Company recognized taxable income.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 1996

     Sales. In the first six months of 1997, sales decreased $0.7 million, or 0.4%, from the comparable 1996 period. Decreases in GSA Schedule sales and Open Market sales of $4.1 million and $12.3 million, respectively, were offset by increased sales under IDIQ and Other Contracts (including sales to both prime contractors and state and local governments) of $11.1 million and $4.5 million, respectively. The decline in Open Market sales can be directly attributed to the commercialization and sell-through of $15.8 million of IBM Label product originally purchased for sale under the Company's Desktop IV contract during 1996 of which like sales did not occur again in 1997. Sales under IDIQ contracts increased primarily as a result of increased sales under the Company's contracts with NIH, NASA and the Treasury Department, but which were offset by decreased sales under the Desktop IV contract (systems ordering expired on February 1, 1996). In 1996, the GSA authorized agencies to enter into BPAs with Schedule holders. The BPAs are authorized by GSA and incorporate many terms and conditions of the GSA Schedule contracts. Additionally, such BPAs offer many of the same products, often at lower prices than available on the GSA Schedules. The Company has been awarded nine of these BPAs since the GSA authorized this change. The Company reports BPA sales as part of total GSA sales activity.

     Gross Margin. In the first six months of 1997, gross margin decreased in absolute dollars by approximately $0.2 million, or 1.7%, and decreased as a percentage of sales from 7.6% to 7.5% when compared to the same period a year ago. The slight decline in absolute dollars is primarily attributable to the lower gross margin percentage earned in 1997 on comparable sales volume. The slight decline in gross margin percentage during the first six months of 1997 was primarily attributable to the $11.0 million drop shipment of product from one of the Company's vendors directly to the customer at a lower than normal margin. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Total operating expenses in the first six months of 1997 increased $1.5 million, or 8.0%, and increased as a percentage of sales from 9.9% to 10.7%. This increase is primarily attributable to an increase in personnel costs, which was partially offset by a decrease in expenditures for contracted services (as the Company's information technology services had been provided by an outside entity until June
1996). Additionally, in the first six months of 1996, the Company was provided with a $0.5 million benefit from the settlement of certain litigation, which amount was applied against related legal and program expenses.

     Interest Expense. Net interest expense decreased approximately $0.5 million, or 51.9%, in the first six months of 1997 primarily due to the lower average borrowings outstanding during the period.

     Income Taxes. No tax benefit was recognized with respect to the Company's operating loss in the first six months of 1997 as the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In the fourth quarter of 1996, the Company determined that $5.1 million of net deferred tax assets did not satisfy the recognition criteria set forth in FAS 109. As such, a valuation allowance was initially recorded against the applicable net deferred tax assets during the fourth quarter of 1996. A tax benefit of $2.0 million was recorded in the first six months of 1996 as a result of the Company's net operating loss for that period. The 1996 tax benefit will be realized by carrying back the loss to prior years in which the Company recognized taxable income.

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of, and shipments of products under, government contracts; price competition in the microcomputer and workstation industries; the addition of personnel or other expenses in anticipation of sales growth; product line changes and expansions; and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1997, the Company generated $14.7 million of cash flow from operations, as compared to $46.1 million for the six months ended June 30, 1996. Most of the decrease from year to year relates to the Company's focused efforts over the past 18 months to reduce net operating assets (accounts receivable plus merchandise inventories less accounts payable). After reduction of approximately $1.7 million of capital expenditures from the net cash provided by operating activities, overall short-term notes payable to banks decreased $13.1 million. As a result of the Company's seasonal sales patterns, working capital levels are traditionally lower in the first and second quarters of the year and short-term debt levels are reduced.

     During the fourth quarter of 1995, the Company began negotiations with a bank (the "Principal Lender") and other lenders ("Other Lenders") to form a new lending syndicate to obtain a $110.0 million credit facility. On December 29, 1995, the Company executed an interim credit agreement ("Interim Agreement") with the Principal Lender for $50.0 million and an intercreditor agreement with the Company's prior bank ("Prior Lender") for an additional $30.0 million (decreasing to $20.0 million on February 1, 1996 and expiring on February 29, 1996). This intercreditor agreement with the Prior Lender included terms and conditions similar to those existing under the previous credit facility with the prior lending syndicate. On May 2, 1996, the Company executed a three-year credit facility with the Principal Lender for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collectively, the "Credit Facility"), replacing the Interim Agreement. Additionally, on June 27, 1996, the Company executed a separate $10.0 million wholesale financing facility with the Principal Lender for inventory financing of certain vendor products. On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain financial covenants. At December 31, 1996, the Company was not in compliance with the Earnings Before Interest and Taxes and Tangible Net Worth covenants contained in the Credit Facility.

     As of June 30, 1997, the Company continued to be out of compliance with certain 1996 year-end financial covenants contained in the Credit Facility. The Principal Lender continued to provide financing to the Company under the existing Credit Facility through July 28, 1997, at which time the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement. All amounts due to the Lenders as of June 30, 1997 are classified as current liabilities. At June 30, 1997, the available portion of the Credit Facility was $32.3 million.

     On July 28, 1997, the Company executed the Second Amended and Restated Business Credit and Security Agreement which modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with respect to compliance with certain 1996 year-end financial covenants contained in the Credit Facility. More specifically, the total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction from February 1 - July 31 of each year. Further, the wholesale financing facility was increased from $10 million to $20 million, with a $10 million reduction from March 1 - July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of certain financial covenants. Management presently estimates that the terms of the amended Credit Facility will neither adversely impact nor materially benefit the Company's total borrowing costs in 1997.

     Interest under the Credit Facility is payable quarterly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.95% (7.64% at June 30, 1997). Interest under the wholesale financing facility is accrued at a rate equal to prime plus 3.00% (11.50% at June 30, 1997). In addition, there is an fee of 3/8% against the unused portion of both the Credit Facility and the wholesale financing facility. Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially collateralized by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios.

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

ITEM 2.   CHANGES IN SECURITIES -- Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

     (a)  The Company's Annual Meeting of Stockholders was held on May 6,
          1997.

     (b) At said Annual Meeting, the Company's stockholders: (1) elected seven directors; and (2) defeated the proposed three-year extension of the Company's Stockholder Rights Plan.

                                                      VOTES
                                        VOTES      WITHHELD OR
                                         FOR         AGAINST      ABSTENTIONS
                                     ----------   -------------  -------------
          DIRECTORS:
            Tania Amochaev            4,828,261         317,451
            Gerald W. Ebker           4,822,267         323,445
            Thomas L. Hewitt          4,826,604         319,108
            Lee Johnson               4,826,820         318,892
            James J. Leto             4,826,483         319,229
            Lawrence J. Schoenberg    4,817,045         328,667
            M. Dendy Young            4,827,245         318,467

          EXTENSION OF RIGHTS PLAN    1,134,244       1,624,404         10,203

ITEM 5. OTHER INFORMATION -- On June 13, 1997, Mr. Hewitt resigned from the Company's Board of Directors for personal reasons.

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


                                 Date:  August 14, 1997

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