Form 10-Q
period 1997-09-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1997-11-14
CIK 850483

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


           Class                  Shares Outstanding at November 3, 1997
------------------------------    --------------------------------------
Common Stock, $0.005 par value                   6,740,745

                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                       Quarterly Report on Form 10-Q
             for the Quarterly Period Ended September 30, 1997

                             TABLE OF CONTENTS
                             -----------------

Reference                                                              Page
---------                                                              ----

COVER PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

TABLE OF CONTENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 3

            Consolidated Statements of Operations for the
               Nine Months Ended September 30, 1997 and 1996. . . . . . . 4

            Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996 . . . . . . . . . 5

            Consolidated Condensed Statements of Cash Flows for the
               Nine Months Ended September 30, 1997 and 1996. . . . . . . 6

            Notes to Consolidated Financial Statements. . . . . . . . . . 7

   Item 2.  Management's Discussion & Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . .10

PART II -- OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .19

   Item 1.  Legal Proceedings
   Item 2.  Changes in Securities
   Item 3.  Defaults Upon Senior Securities
   Item 4.  Submission of Matters to a Vote of Security Holders
   Item 5.  Other Information
   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                      PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

   The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. and Subsidiary ("GTSI" (r) or the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financial statements for the year ended December 31, 1996, and the accompanying Notes to Financial Statements, which appear in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or for future periods.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In thousands, except per share amounts)


                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                          -------------------   ------------------
                                                            1997       1996       1997      1996
                                                          --------   --------   --------  --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .   $161,759   $163,221   $344,630  $346,822

Cost of sales . . . . . . . . . . . . . . . . . . . . .    150,237    152,198    319,436   321,893
                                                          --------   --------   --------  --------

Gross margin. . . . . . . . . . . . . . . . . . . . . .     11,522     11,023     25,194    24,929

Operating expenses. . . . . . . . . . . . . . . . . . .      9,436      9,677     29,031    27,813
                                                          --------   --------   --------  --------

Income (loss) from operations . . . . . . . . . . . . .      2,086      1,346     (3,837)   (2,884)

Interest expense, net of interest income of $73 and $40
  for the three months ended September 30, 1997 and
  1996, respectively, and $200 and $202 for the nine
  months ended September 30, 1997 and 1996,
  respectively. . . . . . . . . . . . . . . . . . . . .        195        171        663     1,142
                                                          --------   --------   --------  --------

Income (loss) before taxes. . . . . . . . . . . . . . .      1,891      1,175     (4,500)   (4,026)

Income tax provision (benefit). . . . . . . . . . . . .          -        472          -    (1,502)
                                                          --------   --------   --------  --------

Net income (loss) . . . . . . . . . . . . . . . . . . .   $  1,891   $    703   $ (4,500) $ (2,524)
                                                          ========   ========   ========  ========

Net income (loss) per share . . . . . . . . . . . . . .   $   0.27   $    .10   $  (0.67) $  (0.38)
                                                          ========   ========   ========  ========

Weighted average number of shares outstanding . . . . .      7,048      7,060      6,730     6,685
                                                          ========   ========   ========  ========














              The accompanying notes are an integral part of
                 these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                                       SEP. 30,    DEC. 31,
ASSETS                                                                   1997        1996
                                                                     ----------- -----------
                                                                     (Unaudited)  (Audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      142  $        48
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . .       117,456       90,116
  Merchandise inventories . . . . . . . . . . . . . . . . . . . .        57,934       31,844
  Net deferred taxes and other. . . . . . . . . . . . . . . . . .         7,778        7,367
                                                                     ----------  -----------
     Total current assets . . . . . . . . . . . . . . . . . . . .       183,310      129,375

Property and equipment, net . . . . . . . . . . . . . . . . . . .         8,890        9,146
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .           535          788
Net deferred taxes and other. . . . . . . . . . . . . . . . . . .         1,014        1,692
                                                                     ----------  -----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $  193,749  $   141,001
                                                                     ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . . . . . .        29,846       15,828
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .       114,543       68,707
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .         8,324       10,241
                                                                     ----------  -----------
     Total current liabilities. . . . . . . . . . . . . . . . . .       152,713       94,776

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .           624        1,377
                                                                     ----------  -----------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .       153,337       96,153
                                                                     ----------  -----------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $0.25 par value, 680,850 shares authorized;
     none issued or outstanding . . . . . . . . . . . . . . . . .             -            -
  Common Stock - $0.005 par value, 10,000,000 shares authorized;
     6,806,084 shares issued and 6,740,745 outstanding at
     September 30, 1997; and 6,806,084 shares issued and
     6,724,919 outstanding at December 31, 1996 . . . . . . . . .            34           34
  Capital in excess of par value. . . . . . . . . . . . . . . . .        33,189       33,295
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .         7,898       12,399
  Treasury stock, 65,339 shares at September 30, 1997 and 81,165
     shares at December 31, 1996, at cost . . . . . . . . . . . .          (709)        (880)
                                                                     ----------  -----------
     Total stockholders' equity . . . . . . . . . . . . . . . . .        40,412       44,848
                                                                     ----------  -----------
     Total liabilities and stockholders' equity . . . . . . . . .    $  193,749  $   141,001
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

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                -------------------
                                                                                  1997      1996
                                                                                --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (4,500) $ (2,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .      2,640     2,615
  Deferred taxes and other. . . . . . . . . . . . . . . . . . . . . . . . . .       (411)      (13)
  Net cash provided by changes in assets and liabilities. . . . . . . . . . .     (9,649)   35,816
                                                                                --------  --------
     Net cash provided by operating activities. . . . . . . . . . . . . . . .    (11,920)   35,894
                                                                                --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of property and equipment. . . . . . . . . . . . . . . . . . . . . . .     (2,090)   (2,873)
  Proceeds from sales of  property and equipment. . . . . . . . . . . . . . .         21         -
                                                                                --------  --------
     Net cash used in investing activities. . . . . . . . . . . . . . . . . .     (2,069)   (2,873)
                                                                                --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of bank notes, net . . . . . . . . . . . . . . . . . . . . . . . .     14,018   (33,114)
  Proceeds from exercises of stock options and warrants . . . . . . . . . . .         65       101
                                                                                --------  --------
     Net cash used in financing activities. . . . . . . . . . . . . . . . . .     14,083   (33,013)
                                                                                --------  --------

Net increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         94         8
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .         48        18
                                                                                --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    142  $     26
                                                                                ========  ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,073  $  3,695
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2         6











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

     Net income (loss) per share is based on the weighted average number of common stock and common equivalent shares outstanding during each period. Common stock equivalents include dilutive stock options and warrants using the treasury stock method.

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

     At June 30, 1997, the Company continued to be out of compliance with certain 1996 year-end financial covenants contained in the Credit Facility. The Principal Lender continued to provide financing to the Company under the existing Credit Facility through July 28, 1997, at which time the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement, which modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with respect to compliance with certain 1996 year-end financial covenants contained in the Credit Facility. More specifically, the total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction from February 1 - July 31 of each year. Further, the wholesale financing facility was increased from $10 million to $20 million, with a $10 million reduction from March 1 - July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of certain financial covenants. Management presently estimates that the terms of the modified Credit Facility will neither adversely impact nor materially benefit the Company's total borrowing costs in 1997.

     At September 30, 1997, the Company was in compliance with the financial covenants contained in the modified Credit Facility. All amounts due to the Lenders as of September 30, 1997 are classified as current liabilities. At September 30, 1997, the available portion of the modified Credit Facility was $24.0 million.

3.   Settlement of GSA Audit Case

     On May 31, 1995, the Company received a civil investigative demand ("CID") from the United States Department of Justice ("DOJ") seeking information relating to the Company's General Services Administration ("GSA") Schedule sales for the years 1988 to the present. The CID sought information regarding the Company's disclosure to the Government and use of vendor rebates and marketing funds in connection with such GSA Schedule sales. On January 24, 1996, the Company received a letter from the DOJ withdrawing the CID. Since that time, the Company has continuously cooperated with a GSA audit of the Company's GSA Schedule sales by providing information to the GSA's auditors.

     On October 5, 1997, the Company entered into a settlement agreement with the DOJ under which the Company will pay the government a total of $400,000 in three equal annual installments, with interest accruing from the date of the settlement. The agreement resolves and releases the Company from claims under the previously disclosed GSA audit of the Company's GSA Schedule sales for the years 1988 to the present, and settles and dismisses with prejudice a qui tam lawsuit filed on behalf of the Government regarding such GSA Schedule sales. The qui tam lawsuit naming the Company was filed under seal in 1995 and has been subject to a court order prohibiting disclosure of the suit. The qui tam action was filed by the same individual who filed a similar action against Novell, Inc. in 1992, which Novell settled by paying the government $1.7 million.

     The Company believes it has been able to settle the Government's claims on favorable terms. The settlement removes a great deal of uncertainty surrounding GTSI's outlook and eliminates the substantial workload associated with responding to the related GSA audit and defending against the related qui tam lawsuit. Prior to settling with the DOJ, the Company had incurred approximately $1.5 million in attorneys' and accoun-tants' fees and expenses in responding to the GSA's auditors and asserting the Company's defenses to the Government's allegations.

4.   Properties

     The Company has entered into an amendment to the lease relating to rent abatement for one building in its four-building complex. The Company estimates that the amendment will reduce its operating expenses by approximately $100,000 in 1998.

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

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, microcomputers and networking and workstation products, from 1985 through 1992); to the addition of new vendors (e.g., IBM, Sun, Panasonic, Apple and Nexar, from 1988 through 1996); and to the addition or expiration of sales contract vehicles (e.g., the Air Force Desktop IV Contract, the National Institutes of Health Electronic Computer Store ("ECS") and ECS II Contracts, the Army Portables and Portables-2 Contracts, the National Aeronautics and Space Administration Scientific and Engineering Workstation Procurement ("SEWP") and SEWP II Contracts, and the Treasury Department Acquisition ("TDA-1") Contract from 1993 through 1997; and the expiration of the Navy Companion Contract in 1995 and Desktop IV systems ordering in 1996). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

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

                                                                                           PERCENTAGE
                                                                                             CHANGE
                                                      PERCENTAGE OF SALES           -----------------------
                                            --------------------------------------     THREE        NINE
                                                   THREE               NINE           MONTHS       MONTHS
                                               MONTHS ENDED        MONTHS ENDED        ENDED        ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,     SEP. 30,     SEP. 30,
                                            ------------------  ------------------     1997         1997
                                             1997       1996      1997      1996      TO 1996      TO 1996
                                            --------  --------  --------  --------  ----------   ----------
Sales . . . . . . . . . . . . . . . . . .   100.0%     100.0%    100.0%    100.0%      (0.9)%       (0.6)%

Cost of sales . . . . . . . . . . . . . .    92.9       93.2      92.7      92.8       (1.3)        (0.8)
                                            --------  --------  --------  --------
Gross margin. . . . . . . . . . . . . . .     7.1        6.8       7.3       7.2        4.5          1.1
                                            --------  --------  --------  --------
Operating expenses:

Selling, general and administrative . . .     5.3        5.4       7.7       7.2       (2.4)         4.7

Depreciation and amortization . . . . . .     0.5        0.6       0.7       0.8       (3.8)         1.0
                                            --------  --------  --------  --------
     Total operating expenses . . . . . .     5.8        6.0       8.4       8.0       (2.5)         4.4
                                            --------  --------  --------  --------
Income (loss) from operations . . . . . .     1.3        0.8      (1.1)     (0.8)      55.0         33.0

Interest expense, net . . . . . . . . . .     0.1        0.1       0.2       0.5       14.0        (41.9)
                                            --------  --------  --------  --------
Income (loss) before taxes. . . . . . . .     1.2        0.7      (1.3)     (1.2)      60.9         11.8

Income tax provision (benefit). . . . . .      -         0.3        -       (0.4)    (100.0)      (100.0)
                                            --------  --------  --------  --------
Net income (loss) . . . . . . . . . . . .     1.2%       0.4%     (1.3)%    (0.7)%    169.0         78.3
                                            ========  ========  ========  ========

     The following table sets forth, for the periods indicated, the approximate sales by category, along with related percentages of total sales:

SALES CATEGORY                                 THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------- ---------------------------------------
(Dollars in thousands)                             1997                1996                1997                 1996
                                            ------------------- ------------------- ------------------- -------------------
GSA Schedules . . . . . . . . . . . . . .   $ 77,659    48.0%   $  94,568   57.9%   $ 147,769   42.9%   $ 168,806    48.7%
IDIQ Contracts. . . . . . . . . . . . . .     49,369    30.5       37,585   23.0      104,465   30.3       81,532    23.5
Open Market . . . . . . . . . . . . . . .     30,373    18.8       26,254   16.1       76,364   22.2       84,509    24.4
Other Contracts . . . . . . . . . . . . .      4,358     2.7        4,814    3.0       16,032    4.6       11,975     3.4
                                            --------- --------- --------- --------- --------- --------- --------- ---------
     Total. . . . . . . . . . . . . . . .   $161,759   100.0%   $ 163,221  100.0%   $ 344,630  100.0%   $ 346,822   100.0%
                                            ========= ========= ========= ========= ========= ========= ========= =========

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Sales. Sales consist of revenue from product shipments and services rendered net of allowances for customer returns and credits. In the third quarter of 1997, sales decreased $1.5 million or 0.9% from the same period in 1996. The primary reason for the decrease over the same quarter last year was a decrease in sales under GSA Schedules of approximately $16.9 million. This decrease was offset by increased sales under indefinite-delivery/indefinite-quantity ("IDIQ") contracts and an increase in Open Market sales of approximately $11.8 million and $4.1 million, respectively. Sales under IDIQ contracts increased primarily as a result of increases under the Company's ECS, Portables-2 and SEWP II contracts.

     The decrease in sales under the Company's GSA Schedule contracts can be attributed primarily to a decrease in sales relating to the GSA Schedule A and Schedule B/C contracts of $6.3 million and $34.4 million, respectively, from the same period last year. This decrease was partially offset by an increase in BPA sales of $24 million compared to last year. (In 1996, GSA Schedule contracts expressly authorized agencies to procure from Schedule holders under Blanket Purchase Agreements ("BPAs"), which incorporate many terms and conditions of the GSA Schedule contracts. Additionally, BPAs offer many of the same products as GSA Schedules, often at lower prices than available on GSA Schedules. The Company has been awarded 15 BPAs since the GSA authorized this change.) The Company reports BPA sales as part of GSA sales activity.

     Backlog at September 30, 1997 was approximately $55.1 million, down 27.2% from approximately $70.1 million at September 30, 1996. Backlog was $37.5 million at November 3, 1997.

     Gross Margin. Gross margin is sales less cost of sales (which includes product purchase cost, freight and certain other overhead expenses related to the cost of acquiring products). Gross margin percentages vary over time and change significantly depending on the contract vehicle and product involved; therefore, the Company's overall margin percentages are dependent on the mix and timing of products sold and the strategic use of contract vehicles that are available to sell its products.

     During the third quarter of 1997, gross margin increased in absolute dollars by approximately $0.5 million or 4.5%, and increased as a percentage of sales from 6.8% to 7.1% when compared to the same period a year ago. Although sales were higher during the third quarter of 1996, during the third quarter of 1997 the Company realized overall higher margins during the third quarter of 1997 primarily due to $5.9 million of price protection from vendors related to the Company's IDIQ contracts, compared to $1.2 million for the same period last year. In addition, compared to the third quarter of 1996, gross margin increased $600,000 due to adjustments to inventory reserves and decreased $300,000 due to adjustments in certain vendor accounts. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Operating expenses in the third quarter of 1997 decreased approximately $0.2 million, and decreased as a percentage of sales from 5.9% to 5.8%, from the third quarter of 1996. The decrease in absolute dollars is primarily attributable to a $175,000 gain on the sale of a Company business unit and a $161,000 adjustment to other income relating to over-accrual of Falcon Microsystems, Inc. acquisition costs in 1996.

     Interest Expense. The approximately $24,000 or 14.0% increase in net interest expense in the third quarter of 1997 was primarily due to higher average borrowings throughout the third quarter as well as higher interest rates.

     Income Taxes. No tax provision was recorded with respect to the Company's operating profit in the third quarter of 1997 as the Company determined that certain net deferred tax assets did not satisfy the recog-nition criteria set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In the fourth quarter of 1996, the Company determined that $5.1 million of net deferred tax assets did not satisfy the recognition criteria set forth in FAS 109. As such, a valuation allowance was initially recorded against the applicable net deferred tax assets during the fourth quarter of 1996. A tax provision of approximately $0.5 million was recorded in the third quarter of 1996 as a result of the Company's net operating income for that period. The 1996 tax benefit has been realized by carrying back the loss to prior years in which the Company recognized taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Sales. In the first nine months of 1997, sales decreased $2.2 million or 0.6% from the comparable 1996 period. Decreases in GSA Schedule sales and Open Market sales of $21.0 million and $8.1 million, respectively, were offset by increased sales under IDIQ and Other Contracts (including sales to both prime contractors and state and local governments) of $22.9 million and $4.1 million, respectively. The decline in Open Market sales can be directly attributed to the commercialization and sell-through of $15.8 million of IBM Label product originally purchased for sale under the Company's Desktop IV contract during 1996, of which like sales did not occur again in 1997. The decrease in sales under the Company's GSA Schedule contracts can be attributed primarily to a decrease in sales relating to the GSA Schedule A and Schedule B/C contracts of $9.2 million and $46.4
million, respectively, from the same period last year.   This decrease was
partially offset by an increase in BPA sales of $34.7 million compared to last year.

     Sales under IDIQ contracts increased primarily as a result of increased sales under the Company's ECS, Portables-2, SEWP and TDA-1 contracts, but were offset by decreased sales under the Company's Desktop IV contract (systems ordering under which expired on February 1, 1996).

     Gross Margin. In the first nine months of 1997, gross margin increased in absolute dollars by approximately $0.3 million or 1.1%, and increased as a percentage of sales from 7.2% to 7.3%, when compared to the same period one year ago. The increase in absolute dollars is primarily attributable to the higher gross margin percentage earned in 1997 on comparable sales volume. The slight increase in gross margin percentage during the first nine months of 1997 is attributable the Company realizing $8.2 million of price protection from vendors related to the Company's IDIQ contracts, compared to $3.2 million for the same period last year, offset by a decrease in gross margin relating to a $11.0 million drop shipment of product from one of the Company's vendors directly to the customer at a lower than normal margin. In addition, compared to the third quarter of 1996, gross margin increased $600,000 due to adjustments to inventory reserves and decreased $300,000 due to adjustments in certain vendor accounts. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     Operating Expenses. Total operating expenses in the first nine months of 1997 increased $1.2 million or 4.4%, and increased as a percentage of sales from 8.0% to 8.4%, compared to the same period in 1996. This increase is primarily attributed to an increase in personnel cost, which was partially offset by a decrease in expenditures for contracted services (as the Company's information technology services had been provided by an outside entity until June 1996). Additionally, in the first nine months of 1996, the Company was provided with a $0.5 million benefit from the settlement of certain litigation, which was applied against legal and program expenses.

     Interest Expense. Net interest expense decreased approximately $0.5 million or 41.9% in the first nine months of 1997 primarily due to the lower average borrowings outstanding during the period.

     Income Taxes. No tax benefit was recognized with respect to the Company's operating loss in the first nine months of 1997, as the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in FAS 109. In the fourth quarter of 1996, the Company determined that $5.1 million of net deferred tax assets did not satisfy the recognition criteria set forth in FAS 109. As such, a valuation allowance was initially recorded against the applicable net deferred tax assets during the fourth quarter of 1996. A tax benefit of $1.5 million was recorded in the first nine months of 1996 as a result of the Company's net operating loss for that period. The 1996 tax benefit has been realized by carrying back the loss to prior years in which the Company recognized taxable income.

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Govern-ment's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of, and shipments of products under, government contracts; price competition in the microcomputer and workstation industries; the addition of personnel or other expenses in anticipation of sales growth; product line changes and expansions; and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

     From time to time, various state governments audit the Company for compliance with state tax obligations which, cumulatively, could have an adverse affect on the Company's financial results. Although the Company pursues actions to reduce or offset any obligations that may arise from such audits, there can be no assurance that such actions, if successful, would substantially offset any potential state tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1997, the Company experienced a deficit of $11.9 million of cash flow from operations, as compared to generating $35.4 million for the nine months ended September 30, 1996. After a further reduction of approximately $2.1 million of capital expenditures, the cash shortfall was offset by an overall increase in short-term notes payable to banks of $14.1 million. The negative cash flow from operating activities is related to an increase in the Company's net operating assets (accounts receivable plus merchandising inventories less accounts payable), primarily as a result of a reduction in collections and an increase in inventory purchases in anticipation of 1997 third quarter sales volumes. As a result of the Company's seasonal sales patterns, working capital levels are traditionally lower in the first half of the year and short term-term debt levels are reduced.

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

     At June 30, 1997, the Company continued to be out of compliance with certain 1996 year-end financial covenants contained in the Credit Facility. The Principal Lender continued to provide financing to the Company under the existing Credit Facility through July 28, 1997, at which time the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement, which modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with respect to compliance with certain 1996 year-end financial covenants contained in the Credit Facility. More specifically, the total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction from February 1 - July 31 of each year. Further, the wholesale financing facility was increased from $10 million to $20 million, with a $10 million reduction from March 1 - July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of certain financial covenants. Management presently estimates that the terms of the modified Credit Facility will neither adversely impact nor materially benefit the Company's total borrowing costs in 1997.

     As of September 30, 1997, the Company was in compliance with the financial covenants contained in the modified Credit Facility. All amounts due to the Lenders as of September 30, 1997 are classified as current liabilities. At September 30, 1997, the available portion of the modified Credit Facility was $24.0 million.

     Interest under the modified Credit Facility is payable monthly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.95% (8.6% at September 30, 1997). Interest under the wholesale financing facility is accrued at a rate equal to prime plus 3.00% (11.5% at September 30, 1997). In addition, there is a fee of 0.375% per annum against the unused portion of the modified Credit Facility. Borrowing is limited to 80.0% of eligible accounts receivable. The Credit Facility is substantially collateralized by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are auto-matically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios.

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

SETTLEMENT OF GSA AUDIT CASE

     On May 31, 1995, the Company received a civil investigative demand ("CID") from the United States Department of Justice ("DOJ") seeking information relating to the Company's GSA Schedule sales for the years 1988 to the present. The CID sought information regarding the Company's disclosure to the Government and use of vendor rebates and marketing funds in connection with such GSA Schedule sales. On January 24, 1996, the Company received a letter from the DOJ withdrawing the CID. Since that time, the Company has continuously cooperated with a GSA audit of the Company's GSA Schedule sales by providing information to the GSA's auditors.

     On October 5, 1997, the Company entered into a settlement agreement with the DOJ under which the Company will pay the government a total of $400,000 in three equal annual installments, with interest accruing from the date of the settlement. The agreement resolves and releases the Company from claims under the previously disclosed GSA audit of the Company's GSA Schedule sales for the years 1988 to the present, and settles and dismisses with prejudice a qui tam lawsuit filed on behalf of the

Government regarding such GSA Schedule sales. The qui tam lawsuit naming the Company was filed under seal in 1995 and has been subject to a court order prohibiting disclosure of the suit. The qui tam action was filed by the same individual who filed a similar action against Novell, Inc. in 1992, which Novell settled by paying the government $1.7 million.

     The Company believes it has been able to settle the Government's claims on favorable terms. The settlement removes a great deal of uncertainty surrounding GTSI's outlook and eliminates the substantial workload associated with responding to the related GSA audit and defending against the related qui tam lawsuit. Prior to settling with the DOJ, the Company had incurred approximately $1.5 million in attorneys' and accoun-tants' fees and expenses in responding to the GSA's auditors and asserting the Company's defenses to the Government's allegations.

AWARD OF STAMIS CONTRACT

     On October 9, 1997, the Company announced that it had been awarded the U.S. Army's Standard Army Management Information Systems ("STAMIS") Computer Contract II. The IDIQ contract is a one-year contract with four one-year options to renew for the purchase of products, and three additional one-year options to renew for the purchase of services. The single-award STAMIS contract that calls for worldwide systems integration services, products and support for the Army's management information systems, and is estimated by the Army to be worth $469 million over the contract's eight-year maximum life; however, uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and dates of delivery, among other factors, make it difficult to predict the future sales and profits, if any, that may result from this or any IDIQ contract. The contract calls for GTSI to provide low and high-end servers, desktops, notebooks, printers, and software. The contract also calls for integration, warranty and maintenance support as well as technical and professional services. In addition to the STAMIS contract, GTSI holds several other contracts with the Army, including Army Portable-2; Army Software Upgrade BPA; Army Security Solutions BPA; and Army Visual Information Products BPA.

"SAFE HARBOR" STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements which are not historical facts contained in the Management's Discussion and Analysis of Financial Condition, Results of Operations and Notes to Consolidated Financial Statements, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially based on numerous factors, including but not limited to changes in the seasonality of the Company's sales, competition in the government markets, changes in the spending patterns of the Company's customers, general economic and political conditions, success of negotiations with the Company's Lenders, and other risks described in this Report and in the Company's other Securities and Exchange Commission filings.

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

     On October 5, 1997, the Company entered into a settlement agreement with the DOJ under which the Company will pay the government a total of $400,000 in three equal annual installments, with interest accruing from the date of the settlement. The agreement resolves and releases the Company from claims under the previously disclosed GSA audit of the Company's GSA Schedule sales for the years 1988 to the present, and settles and dismisses with prejudice as of October 8, 1997 a qui tam lawsuit filed on behalf of the Government regarding such GSA Schedule sales. The qui tam lawsuit naming the Company was filed under seal in 1995 and has been subject to a court order prohibiting disclosure of the suit. The qui tam action was filed by the same individual who filed a similar action against Novell, Inc. in 1992, which Novell settled by paying the government $1.7 million.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
          Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:
          11.1 Computation of Earnings Per Share

     (b)  Reports on Form 8-K:
               On October 9, 1997, the Registrant filed a report on Form 8-K reporting that the Registrant had reached an agreement of certain legal matters.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Date:  November 14, 1997

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/  M. DENDY YOUNG
                                     --------------------------------------
                                      M. Dendy Young
                                      President and Chief Executive Officer



                                 By:   /s/ CHARLES A. HASPER
                                     --------------------------------------
                                      Charles A. Hasper
                                      Vice President, Controller and
                                      Acting Chief Financial Officer

                             INDEX TO EXHIBITS
===========================================================================
  EXHIBIT |
  NUMBER  | DESCRIPTION
---------------------------------------------------------------------------
    11    | Computation of Earnings Per Share
---------------------------------------------------------------------------
    27    | Financial Data Schedule
===========================================================================