Form 10-K
period 1997-12-31
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1998-03-30
CIK 850483

                                                                          1
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K
                          ______________________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NO. 0-19394

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

                            [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on February 28, 1998, as reported on The Nasdaq Stock Market, was $32,885,731.

     The number of shares outstanding of the registrant's Common Stock on February 28, 1998, was 6,756,180.

                                                                          2
                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders to be held on May 12, 1998 are incorporated by reference into
Part III of this Form 10-K.

                                                                          3
                                  PART  I

ITEM 1.   BUSINESS.

THE COMPANY

     Government Technology Services, Inc. is a leading dedicated reseller of microcomputer and Unix workstation hardware, software and networking products to the Federal government market. (Unless the context indicates otherwise, all references herein to the capitalized term "Government" shall refer to the U.S. Federal Government, and all references herein to the non-capitalized term "government" shall refer generally to any federal, state or municipal government.) The Company was incorporated in Nevada in 1983 and reincorporated in Delaware in 1986.

     On August 16, 1994, the Company purchased Falcon Microsystems, Inc. ("Falcon"), which was a leading reseller of Apple Computer, Inc. ("Apple") products to the Government for the ten years prior to its acquisition. The acquisition was part of the Company's corporate strategy to expand and build upon its presence in the Federal, state and local government markets. (Unless the context indicates otherwise, all references below to "GTSI" or the "Company" for periods after August 16, 1994, shall refer to Government Technology Services, Inc. and Falcon.)

     On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc. and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquired assets consisted primarily of inventory and rights under certain contracts and intangible personal property, along with furniture, fixtures, supplies and equipment. In addition, the Company assumed certain liabilities under specified contracts of BTG as well as certain liabilities arising from the ownership or operation of the acquired assets after the closing. The Company paid at closing $7,325,265 in cash (after a $174,735 adjustment for accrued vacation liability and satisfaction of an outstanding invoice owed by BTG) and issued 15,375 shares, having a liquidation preference of $15,375,000, of a new series of preferred stock designated Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Company paid an additional $500,000 in cash upon the release of liens on certain items of equipment which are part of the acquired assets. A portion of the consideration, $800,000 in cash and 1,538 shares of Series C Preferred Stock, is being held under an escrow agreement to secure BTG's indemnification obligations under the Asset Purchase Agreement. Under the Asset Purchase Agreement, BTG is obligated to repay to the Company up to $4.5 million to the extent that there is a shortfall in the amounts that the Company receives from dispositions of certain inventory acquired.

     Pursuant to the Asset Purchase Agreement, the Company agreed to convene a meeting of stockholders no later than January 1, 1999 (the "First Meeting") to approve a proposal to convert the Series C Preferred Stock into 3,000,000 shares of Common Stock (the "Conversion Proposal") and a proposal to amend the certificate of incorporation to increase the number

                                                                          4
of authorized shares of Common Stock from 10,000,000 to 20,000,000 (the "Charter Amendment Proposal"). If the Conversion Proposal and the Charter Amendment Proposal are approved, the Series C Preferred Stock will be converted automatically into that number of shares of Common Stock equal to the liquidation preference of the Series C Preferred Stock ($15,375,000 or $1,000 per share) plus all accrued and unpaid dividends thereon divided by the conversion price of $5.125. If the Conversion Proposal and the Charter Amendment Proposal are approved at the Annual Meeting of Stockholders scheduled for May 12, 1998, which will be the First Meeting, the Series C Preferred Stock will be converted into 3,000,000 shares of Common Stock.
If the Conversion Proposal and the Charter Amendment Proposal are not approved at the Annual Meeting, (a) the Company has agreed to convene a second meeting of stockholders no later than January 1, 2000 to approve the Conversion Proposal and the Charter Amendment Proposal, and (b) the Series C Preferred Stock will begin to accrue dividends.

     GTSI (r) offers its customers a convenient and cost-effective centralized source for microcomputer and workstation solutions through its broad selection of popular products and services at competitive prices. The Company specializes in understanding both the various information technology needs and the procurement processes of Government customers. GTSI sells to all departments and agencies of the Government, state governments and systems integrators and prime contractors selling to the government market. In 1997, GTSI's sales directly to Government agencies, to prime contractors for resale to Government agencies and to state and local government agencies accounted for 86%, 10% and 4% of sales, respectively.

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

     GTSI currently offers access to approximately 150,000 information technology products from approximately 2,100 manufacturers, including Hewlett-Packard Company ("Hewlett-Packard"), Compaq Computer Corporation ("Compaq"), Panasonic (a division of Matsushita Electric Corporation of America), Microsoft Corporation ("Microsoft"), CISCO Systems Incorporated ("CISCO"), Sun Microsystems, Inc. ("Sun"), Apple, and International Business Machines Corporation ("IBM"). The Company provides its vendors with a low-cost marketing and distribution channel to the many end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

                                                                          5
     GTSI fulfills customer orders from its state-of-the-art 200,000-square foot distribution center located in Chantilly, Virginia. In addition to the normal distribution functions, activities at the center include stocking of popular items for fast delivery, customizing equipment through the integration of various hardware and software components, and specialized services such as providing source acceptance inspections and documentation. The distribution center has the capability of supporting approximately $1.5 billion in shipments per year. This includes the capacity to integrate hardware at an estimated rate of 900 to 1,100 per day including functional and diagnostic testing of all integrated components. The Company currently plans to increase integration capacity to an estimated 1,600 to 1,800 units per day. In addition to being able to ship to any of the 48 contiguous states overnight, the center's location in the Washington, D.C. metropolitan area allows for expedited deliveries to anywhere in the world.

     "GTSI" is a registered service mark of Government Technology Services, Inc. All other trademarks and service marks are proprietary to their respective owners.

BUSINESS STRATEGY

     GTSI is committed to, and focused on, the government customer. The Company's business strategy is to continue to broaden its product offering, to remain a low-cost provider and to bring new technologies to government customers by concentrating on the following elements:

     FOCUS ON THE GOVERNMENT MARKET. Because of its historical focus on the Government market, GTSI has developed the expertise and established the vendor and customer relationships necessary to be a leader in this market. As a result, GTSI's marketing and sales force is effective at reaching and servicing the Government market, which consists of procurement and contracting officers, information resource managers, systems integrators, value-added resellers ("VARs"), prime contractors and a wide array of end users. In addition, by focusing on the Government market, the Company has avoided the significant costs of commercial retail outlets and the potentially higher credit risk associated with selling solely to commercial entities.

     PURSUE GOVERNMENT CONTRACTS. GTSI pursues Government contracts ranging in size from as small as a few hundred dollars to as large as potentially hundreds of millions of dollars in sales. The Company holds a wide range of Government contracts, including multi-million dollar, multi-year contracts with the Department of Defense ("DoD") and certain civilian agencies, as well as several multiple award schedules and Blanket Purchasing Agreements ("BPAs") with a variety of DoD and civilian agencies (generally, "contract vehicles"). GTSI also serves as a subcontractor to companies holding Government contracts. The Company intends to continue to identify and pursue those contract vehicles that best leverage GTSI's broad product selection, distribution capabilities and vendor relationships. At various times GTSI has been awarded, in addition to the GSA Schedule contracts, the U.S. Air Force Desktop IV Microsystems Contract ("Desktop IV

                                                                          6
Contract"), the National Aeronautics and Space Administration's ("NASA") Scientific & Engineering Workstation Procurement ("SEWP I Contract"), the NASA SEWP II Contract, the U.S. Army Portable-1 Contract ("Portable-1 Contract"), the U.S. Army Portable-2 Contract ("Portable-2 Contract"), the National Institute of Health's ("NIH") Electronic Computer Store ("ECS") Contract ("NIH Contract") and the U.S. Treasury Department Acquisition-1 Contract ("TDA-1 Contract"), and the U.S. Army Standard Management Information Systems Contract ("STAMIS Contract"), as well as other Government contracts of amounts typically under $100,000. The Company also has been awarded subcontracts to supply products under the U.S. Air Force Integration for Command, Control, Communications, Computers and Intelligence Contract ("IC4I") and the U.S. Air Force Desktop V Microsystems Contract ("Desktop V Contract").

     FOCUS ON OFFICE AUTOMATION PRODUCTS. GTSI focused initially on the rapidly growing market for microcomputer applications software and expanded successively into the complementary office automation market segments of peripherals, microcomputers and networking products, including LANs. The Company continued this product strategy by expanding its product line in early 1992 to include hardware, software and services for RISC-based Unix workstations manufactured by Sun and in 1993 to include the full line of products manufactured by Apple. In 1996, GTSI began focusing on internet and intranet products and services and entered into an agreement with HP to add their Unix-Based server products. In future years, the Company intends to add other complementary office automation products and expanded systems integration services.

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

     PROVIDE A CENTRALIZED SOURCE FOR PROCURING OFFICE AUTOMATION PRODUCTS AND SERVICES. In addition to offering a full line of microcomputer hardware, software and peripheral products as well as the leading brand of workstations, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that GTSI sells. Furthermore, by offering a wide range of microcomputer and workstation products through a variety of procurement mechanisms, GTSI offers its customers the convenience, flexibility and cost savings of purchasing from a centralized source. GTSI believes that its convenient "one-stop shop" for microcomputer and workstation products is an important factor in its success in the government market.

                                                                          7
     MAINTAIN COMPETITIVE PRICING AND IMPROVE OPERATING EFFICIENCIES. The government market is price-sensitive. GTSI therefore focuses both on offering competitive pricing to its customers and on constantly improving operating efficiencies.

     ESTABLISH AND MAINTAIN STRONG VENDOR RELATIONSHIPS. In order to provide a centralized source of products for its customers, GTSI maintains strong relationships with leading hardware and software vendors. GTSI offers its vendors a wide range of marketing and sales services, which provide them with access to the millions of end users comprising the government market. In addition, the Company virtually insulates its vendors from most of the procurement regulatory complexities, costs, extensive paperwork and complicated billing requirements associated with the government market.

THE GOVERNMENT PROCUREMENT PROCESS

     The Company's 1997 revenues were derived primarily from sales directly to departments and agencies of the Government and to prime contractors reselling to the Government market. The Company's sales fall into five categories: GSA Schedule contracts, indefinite-delivery/indefinite-quantity ("IDIQ") contracts, including government-wide acquisition contracts, subcontracts, BPAs, and open market.

     GSA SCHEDULE CONTRACTS

     In 1996, GTSI held four GSA Schedule contracts: Schedule A, Schedule B/C, Schedule 58 Parts VI and VII, and Schedule E. Schedule A included general purpose commercial automatic data processing equipment and software including workstations and connected peripherals equipment. Schedule B/C included general-purpose automatic data processing equipment (end-user computers, normally microcomputers and related software) for office use environment. Schedule 59 Part VI and VII was for telecommunications products, and Schedule E was for electronic commerce and services. On November 26, 1997 GSA combined the four schedules under the terms of the B/C Schedule Contract and the B/C Schedule Contract became the Information Technology ("IT") Schedule. Products offered under the IT Schedule Contract include workstations, desktops, laptops, notebooks, servers, laser printer, color printers, scanners, monitors, modems, hard drives, memory, networking products, facsimile products, internet and intranet products, video teleconferencing, maintenance, training and services. GTSI's IT schedule will expire on March 31, 1999.

     The GSA, which is the central procurement agency of the Executive Branch of the Government, negotiates schedule contracts. Although Government agencies are not required to purchase products under GSA Schedule contracts, these contracts provide all Government agencies, certain international organizations and authorized prime contractors with an efficient and cost-effective means for buying commercial products. Gov-ernment agencies and other authorized purchasers (collectively, "GSA Schedule Purchasers") may purchase goods under GSA Schedule contracts at predetermined ceiling prices, terms and conditions. GSA Schedule

                                                                          8
Purchasers may place unlimited orders for products under GSA Schedule contracts. However, agencies are instructed to seek lower prices for orders exceeding a "maximum order" threshold. This threshold is $25,000 per order for classroom training, $50,000 per order for shrink-wrap software and $500,000 per order for other software and hardware.

     GSA Schedule contracts are awarded on the basis of a number of factors, the most important of which are compliance with applicable Government regulations and the prices of the products to be sold. Any number of competing vendors may be awarded a GSA Schedule contract for a given product although manufacturers may enter into exclusive relationships. GSA Schedule contracts require that each bidder must either be the manufacturer of the product covered by the contract or furnish evidence of capability to provide a manufacturer's product for the period of the GSA Schedule contract. Products may be added to a GSA Schedule contract during its term under certain circumstances with the consent of both the contractor and Government. GSA Schedule contracts include a GSA administrative fee calculated on the product price. This fee is collected by the Company and is remitted quarterly to the GSA.

     GTSI's GSA Schedule contracts require the Government to pay for product shipped under the contracts within 30 days of acceptance by the Government. The GSA Schedule contracts also permit payment by Government-issued credit cards. When payment is made by credit card, the Company often receives payment in less than 30 days. The Government may require GTSI to accept returns only of incorrectly shipped product. GTSI's GSA Schedule contracts require GTSI to pass on to customers the vendor's warranty and to provide for on-site or depot maintenance at a pre-paid flat fee. GTSI's GSA Schedule contracts also contain price reduction clauses requiring, among other things, that GTSI pass on to Government customers certain reduced prices GTSI may receive from its vendors during a contract's term but prohibiting GTSI to pass on vendor price increases for a period of one year. To mitigate the potential adverse impact of any such price increase, the Company requires virtually all vendors acting as suppliers to GTSI under its GSA Schedule contracts to provide GTSI with supply and price protection for the duration of the contracts. The
Schedule includes an economic price adjustment clause that permits the Company to adjust contract prices upward if certain conditions have been satisfied after a period of one year.

     FORMAL BIDS

     A significant portion of Government purchases of computer products and services are made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. Since 1987, in addition to its GSA Schedule and open market business, GTSI has pursued formal Government bids. Since substantially all of these bids are awarded on the basis of "best value" to the Government (which, depending on the bid, can be a combination of price, technical expertise, past performance on other Government contracts and other factors), GTSI has sought to use its vendor contacts, purchasing power, distribution strength and procurement expertise to successfully compete for the business. These major procurements can

                                                                          9
exceed millions of dollars in total revenues, span many years, and provide a purchasing vehicle for many agencies. The vast majority of the contracts pursued by GTSI have been fixed-price (i.e., at the time of initial award, the end-user selling prices are set for the duration of the contract at a specified level or at specified levels varying over time) and IDIQ (i.e., the contract provides no pre-set delivery schedules or minimum purchase levels). In some cases, various agencies levy a fee on those on purchases made by departments outside of the agency, which awarded the contract. These fees are collected by the Company, and as under the GSA contract, remitted to the respective agency on a contract specified payment schedule.

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

     DESKTOP IV CONTRACT. In February 1993, GTSI and Zenith Data Systems ("Zenith") were jointly awarded the Desktop IV Contract. In May 1993, following a protest filed by several losing bidders at the General Services Board of Contract Appeals ("GSBCA"), the Desktop IV Contract award to GTSI and Zenith was affirmed. In August 1993, GTSI began shipments under this contract. The Desktop IV Contract is a non-mandatory, fixed-price, IDIQ contract covering the worldwide sale of microcomputer systems, peripherals and software, along with maintenance, supplies and training to all DoD agencies, as well as certain other Government agencies. The original expiration date for systems orders was February 1, 1995, with one option to extend, solely at the discretion of the Air Force, for a one-year period. The Air Force exercised its one-year option, which expired February 1, 1996. The Air Force exercised a separate option to procure maintenance and User Installable Components ("UICs") from February 2, 1996 through February 1, 1997. The Air Force has executed a separate option to procure maintenance and UICs from February 1, 1997 through February 1, 1998. The Government's maximum evaluated dollar value for the contract awarded to GTSI over its three-year maximum life is approximately $655.0 million. The Company settled an appeal filed at the Armed Services Board of Contract Appeals in December 1996 regarding certain Desktop IV Contract matters.
See "Legal Proceedings." Sales under the Desktop IV Contract in 1997, 1996, and 1995 were approximately $1.1 million, $29.8 million, and $93.4 million, respectively.

     SEWP I CONTRACT. In February 1993, GTSI was awarded its SEWP I Contract which is one of seven workstation contracts and two peripheral contracts awarded by NASA under the SEWP program. In August 1995, GTSI became the first IDIQ contractor to implement Internet credit card and Electronic Data Interchange ("EDI") ordering for its SEWP customer base. GTSI's fixed discount, IDIQ contract covers the sale of specified Unix-based X-terminals, printers, application software and related peripherals to all NASA centers as well as certain non-NASA agencies and approved prime

                                                                         10
contractors. Products may be added to the contract at fixed discounts from the manufacturer's catalogue, list, GSA or other published pricing base by mutual agreement with the Government. Product discounts must be maintained throughout the applicable contract period provided that the computed price to the Government cannot exceed GSA Schedule pricing. The contract's original expiration date was February 18, 1994, with four successive one-year options. The Government exercised its third one-year option, which expired on February 18, 1997. The Government did not exercise the fourth one-year option. Sales under GTSI's SEWP I Contract in 1997, 1996, and 1995 were approximately $19.6 million, $23.8 million, and $8.9 million, respectively.

     PORTABLE-1 CONTRACT. In December 1994, GTSI and International Data Products, Inc. ("IDP") were jointly awarded the Portable-1 Contract by the Department of the Army. In February 1995, following a protest filed at the GSBCA by one of the losing bidders, the Portable-1 Contract award to GTSI and IDP was affirmed. In February 1995, GTSI began shipments under this contract. The Portable-1 Contract is a fixed-price, IDIQ contract covering the world-wide sale of portable microcomputer systems, peripherals and software, along with maintenance supplies to the Army, DLA and other Government agencies, excluding the Navy and Air Force. Hardware products may be added to the contract at to-be-negotiated prices by mutual agreement with the Government. In such cases, GTSI will likely be required to provide such updated versions of products to the Government at the same or at lower prices as the products originally bid. The contract is non-mandatory and expired on January 24, 1997. The Government's maximum evaluated dollar value for the contract over its two-year maximum life is approximately $115.0 million. Sales under the Portable-1 Contract in 1997, 1996 and 1995 were approximately $3.6 million, $24.0 million and $25.2 million, respectively.

     NIH ECS I CONTRACT. In September 1995, GTSI and 16 other contractors were jointly awarded the Electronic Computer Store I ("ECS I") Contract to provide commercial off-the-shelf personal computer equipment (including laptops, peripherals, software and operating systems) and related warranty service to the National Institutes of Health and other agencies of the U.S. Department of Health and Human Services. The contract is a non-mandatory, fixed price, IDIQ contract with an original expiration date of September 30, 1996. The Government exercised one option to extend the contract to September 30, 1997. The Government's maximum evaluated dollar value for the ECS I Contract over its two-year maximum life is approximately $96.8 million. Sales under the ECS Contract in 1997 and 1996 were approximately $52 million and $33.6 million, respectively.

     TDA-1 CONTRACT. In March 1996, GTSI was awarded the TDA-1 Contract. The TDA-1 Contract is a fixed-price, IDIQ contract which calls for GTSI to provide desktop and laptop computers, as well as software and peripherals, to the U.S. Treasury Department. The contract is non-mandatory with an original expiration date of March 3, 1997, with one option to extend for a one-year period. The Government has exercised its option to extend the contract to September 4, 1998. The Government's maximum evaluated dollar

                                                                         11
value for the contract over its two-year maximum life is approximately $38.0 million. Shipments under the TDA-1 Contract began in August 1996. Sales under the TDA-1 Contract in 1997 and in 1996 were approximately $17.6 million and $2.1 million, respectively.

     SEWP II CONTRACT. In November 1996, the Company was awarded two SEWP II Contracts out of 20 awarded by NASA under the SEWP program. The contract was available for orders in January 1997. Thereafter, NASA consolidated the contracts so that there are now 16 contracts, of which GTSI holds one. The SEWP II Contract is a non-mandatory, fixed price, IDIQ contract for specified Unix-based equipment, printers, application software and related peripherals to the entire Government and all NASA prime contractors. Products may be added to the contract at fixed discounts from the manufacturer's catalogue, list, GSA or other published pricing base by mutual agreement with the Government. Product discounts must be maintained throughout the applicable contract period provided that the computed price to the Government cannot exceed GSA Schedule pricing. The original contract expiration date was November 15, 1997. The contract includes three one-year extension options. The Government has exercised its first one-year option to extend the contract to November 14, 1998. Sales under the SEWP II contract in 1997 were approximately $20.7 million.

     PORTABLE-2 CONTRACT. In December 1996, GTSI was awarded the Portable-2 Contract, a follow-on to the Portable-1 Contract. The Portable-2 Contract is a fixed-price, IDIQ contract which calls for GTSI to provide world-wide sales of notebook computers, application software, monitors, printers, notebook peripherals and maintenance to the Army, the Defense Logistics Agency and other Government agencies, excluding the Navy and the Air Force. The contract is a two-year, dual award contract. Two competitors protested the award of the contract. In April 1997, the award to GTSI was affirmed. In May 1997, GTSI began shipments under this contract. The Government's maximum evaluated dollar value for the contract over its two-year maximum life is approximately $237 million. Sales under the Portable-2 contract in 1997 were approximately $19.9 million.

     NIH ECS II CONTRACT. In September 1997, GTSI and 45 other contractors were jointly awarded the Electronic Computer Store II ("ECS II") contract to provide commercial off-the-shelf personal computer equipment (including laptops, peripherals, software and operating systems) and related warranty service to the National Institutes of Health and other agencies of the Government. The vehicle is a non-mandatory, fixed price, IDIQ contract with an original expiration date of September 16, 1998. The contract includes four one-year options. The Government's maximum evaluated dollar value for the ECS II for the 5-year term of the contract is $1.8 billion. Sales under the ECS II contract in 1997 were approximately $5.9 million.

     STAMIS CONTRACT. In October 1997, GTSI was awarded the U.S. Army's Standard Management Information System ("STAMIS") Computer Contract II. The IDIQ contract is a one-year contract with four one-year options to renew for the purchase of products, and three additional one-year options for the purchase of service. The Government's maximum evaluated dollar value for the STAMIS Contract for the entire term of the contract is $469 million. Sales under the STAMIS contract in 1997 were approximately $0.6 million.

                                                                         12
     SUBCONTRACTS

     In 1997, the Company's business included subcontracts for product supply to companies holding Government integrator prime contracts.

     IC4I CONTRACT. In June 1996, the Company was awarded a subcontract by Systems Research Applications Corporation ("SRA") to provide hardware and software for use by the Government in connection with SRA's IC4I Contract. The IC4I Contract is non-mandatory, fixed-price, IDIQ contract which expires in June 1998 and includes three one-year extension options. Shipments under the IC4I Contract began in October 1996. Sales under the subcontract in 1997 and in 1996 were approximately $6.2 million and $0.3 million, respectively.

     DESKTOP V CONTRACT. In November 1996, the Company was awarded a subcontract with Hughes Data Systems to provide monitors and notebooks for use by the Air Force in connection with the Desktop V Contract. The subcontract expires in May 2002. Shipments under the subcontract began in July 1996, and sales under the subcontract in 1997 and in 1996 were approximately $1.2 million and $3.9 million, respectively.

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

     The Company's major BPAs include: the Naval Information Systems Management Center BPA for notebook computers and associated equipment, with estimated aggregate sales among the BPA awardees of $98 million; and the Naval Information Systems Management Center BPA for desktop and associated equipment, with estimated sales among the BPA awardees of 7,500 computers per year; the Air Force Standard Systems Group BPA for printers and associated products and the GSA Federal Telecommunications Service BPA for computer equipment.

                                                                         13
     OPEN MARKET

     Many microcomputer and workstation products may also be resold by GTSI through open market procurements. These procurements are separate and apart from GSA Schedules or formal competitive bids, and include simplified acquisition procedures, requests for quotes, invitations for bids and requests for proposals. The Company is on most Government bid lists relevant to its product offerings and responds with proposals to hundreds of such bid solicitations each year. When awarding contracts, the Company's customers often evaluate, in addition to price, which is typically the most important factor, a number of other factors, such as the vendor's experience, performance record, service, support and financial strength. Unless purchasing electronically, Government agencies procuring products not on a Schedule or other contract vehicle must typically publicize their procurements between $2,500 and $25,000 to allow competitors to submit price quotes. The Company also sells to Government prime contractors, including systems integrators, typically through open market procurements. As a result of recent legislative changes, the Government is encouraged to make purchases under $2,500 by credit card and often without competition. In 1996, GTSI initiated a catalog offering for sales of microcomputer products. Many of these products offered for sale are for less than $2,500 and are available via credit card purchases.

     STATE AND LOCAL CONTRACTS

     Most purchases in the state government market are made through individual competitive procurements, although many state governments issue invitations for bid for statewide computer term contracts. State and local procurements typically require formal responses and the posting of "bid bonds" or "performance bonds" to ensure complete and proper service by a prospective bidder. Each state maintains a separate code of procurement regulations that must be understood and complied with in order to successfully market and sell to that state. GTSI currently maintains several state and local microcomputer contracts, submits oral and written bids to state and local governments each month and is on a number of state and local government bid lists.

     GOVERNMENT MARKET CONSIDERATIONS

     A substantial portion of the Company's contracts are fixed-price and IDIQ. The uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and dates of delivery, among other factors, make it difficult to predict the future sales and profits, if any, that may result from such contracts.

     Under applicable Government regulations GTSI qualified as a "small business" during 1997 by virtue of it being a non-manufacturing entity with a rolling average over the prior 12 months of 500 or fewer employees. As a small business, GTSI enjoyed a number of significant benefits, including being able to: compete for designated small business set-aside contracts; bid pursuant to preferential small purchase procedures for open market purchases under $100,000 directed to non-manufacturer small businesses;

                                                                         14
qualify as a small business subcontractor to prime contractors on contracts over $500,000 in which the prime contractor must submit to the Government a small business subcontracting plan; offer Government agencies the advantage of having their purchases from GTSI count toward fulfilling their internal small purchase goals; and avoid having to establish small business subcontracting plans in order to compete for certain large Government contracts.

     As a result of the acquisition of the BTG Division in February 1998, GTSI no longer qualifies as a small business for future contract awards. Although most government contracts entered into before the BTG Division acquisition will not be affected by this change, the Company cannot predict the effect, if any, of this change on its operations. GTSI has a number of possible actions available to it to seek to mitigate an adverse impact to GTSI of the future loss of its small business status, including the following: increasing sales through the large number of Government contracts which are not subject to small purchase procedures; aggressively implementing GTSI's low-cost, one-stop shop strategy to economically encourage customers to continue to place orders with GTSI; expanding its sales to prime contractors qualifying as small or minority-owned businesses; and increasing its sales to state and other markets not subject to Government small business regulations. Currently, GTSI cannot precisely quantify the extent of the impact, if any, on its future results from a loss of its small business status.

     Noncompliance with Government procurement regulations or contract provisions could result in termination of Government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the Government and even civil or criminal liability. During the term of any suspension or debarment by any Government agency, the contractor could be prohibited from competing for or being awarded any contract by any Government agency. In addition, virtually all of the Company's Government contracts are terminable at any time at the convenience of the Government or upon default. Upon termination of a Government contract for default, the Government may also seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The effect of any of these possible Government actions or the adoption of new or modified procurement regulations or practices could adversely affect the Company.

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

                                                                         15
PRODUCTS

     The Company currently offers access to approximately 150,000 information technology products from approximately 2,100 hardware and software vendors. The Company continuously monitors sales of existing and newly introduced products to ensure that it carries state-of-the-art technology products.

     HARDWARE. The Company currently resells microcomputers from major brand name manufacturers, including Hewlett-Packard, Compaq, Panasonic, Nexar Technologies, Inc. ("Nexar"), Everex, Sun and Apple; and peripherals from major brand name manufacturers, including Hewlett-Packard, Tektronix, Sony, Iomega, Panasonic and Kodak. The Company began selling RISC-based Unix workstations manufactured by Sun in 1992. In 1993, the Company began selling the full line of products manufactured by Apple and, in connection with the Desktop IV Contract, GTSI's own private label microcomputers -- GTSI DeskTop (tm) -- manufactured by IBM. The Company no longer sells the GTSI DeskTop product. Peripherals carried by the Company include disk drives, CD-ROM drives, printers, video display monitors, plug-in circuit boards, modems and related products. GTSI's LAN hardware products are supplemented by the Company's LAN services, which include assisting customers in selecting, configuring, installing and maintaining LANs.

     SOFTWARE. The Company carries microcomputer software from virtually every leading MS-DOS and Windows microcomputer software vendor, as well as Sun workstation and Apple software from a number of leading software publishers. The Company sells packaged application software or licenses therefor, including word processing, database management, spreadsheet and graphics programs, for use on IBM, IBM-compatible microcomputers, Apple and Apple-compatible microcomputers, and on Sun and Hewlett-Packard Unix work-stations. The Company's microcomputer software vendors include Microsoft, Symantec IBM/Lotus, Informix, Corel, and Visio. GTSI also sells networking software, including Novell products.

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

     From inception, GTSI recognized that the size and diversity of the government market made it imperative to identify and understand the needs of customers. Through years of intensive effort, GTSI has compiled and continuously updates one of the most comprehensive databases of federal, state and local government microcomputer users and their buying patterns. This proprietary, on-line computerized database currently contains over

                                                                         16
235,000 entries, including an extensive list of agency procurement and contracting officers, information resource managers, end users, systems integrators, VARs and prime contractors. GTSI uses this database, among other things, for targeting telemarketing and direct mail campaigns. The Company conducts direct mail campaigns consisting of brochures, fliers, questionnaires, reply cards and other promotional items.

     In addition to being an active participant in major federal and state government trade shows, GTSI sponsors and produces its own federal and state government seminars and agency-specific shows. GTSI designs these seminars and shows to provide training and information about microcomputers and workstations and related services that are of significant interest to government users. GTSI also produces its own "Expos" in which GTSI and specific agencies work together to showcase products to key end users and decision makers. These seminars, shows and expositions are supplemented by technical support hot lines, customer bulletin boards and an evaluation library of microcomputer and workstation product profiles, technical literature and demonstration hardware and software. The Company also offers simplified software upgrade policies designed specifically for the Government.

     The Company publicly introduced its web site, GTSI Online (sm) (http:\\www.gtsi.com), on the world wide web in early 1995. The site presently provides access to certain product, contract and Company information. Additional features for GTSI's web site, including electronic order submission, system configuration, technical assistance and order status checking, are in various stages of development, testing and implementation. The Company presently intends to make extensive use of its evolving web site as a sales and marketing tool.

     In 1998, the Company plans to expand GTSI Express (sm), a tightly integrated print and online catalog designed to target the rapidly expanding base of Government credit card holders. The GTSI Express print catalog will be revised and re-printed several times a year and distributed to GTSI and various trade publication customers. GTSI intends to update the online catalog daily and to provide access to the catalog from GTSI's web site. All products featured in GTSI Express will be competitively priced. For popular products, GTSI will offer same day shipping. In addition, GTSI Express will provide customers with value-added information such as an online listing of top-selling GTSI products, information technology industry data and government-related information.

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

                                                                         17
       o Substantial relief from the cost of compliance with procurement regulations involved in selling directly to the government market.

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

                                                                         18
CUSTOMERS

     The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 1997, the Company sold products or services to thousands of different customers, including to all agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. Although no single customer accounted for greater than 5% of the Company's 1997 sales, aggregate 1997 sales to the Government's Departments of the Army, Navy and Air Force were 18%, 12% and 11%, respectively, of GTSI's 1997 sales.

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

BACKLOG

     At March 19, 1998, and December 31, 1997, the Company's backlog of orders was approximately $76.3 million and $38.4 million, respectively, as compared with approximately $38.8 million and $48.1 million at March 19, 1997 and December 31, 1996, respectively. Backlog consists of written purchase orders received and accepted by GTSI but not shipped due to either the unavailability of inventory to fill the order and/or the occurrence of the customer-specified shipment date (which must be within 30 days to be considered backlog). Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and the periodic inventory shortages resulting from constrained products.

SERVICE AND WARRANTY

     GTSI provides post-sale field service for certain products that it sells primarily through subcontractors and to a limited extent through the Company's in-house technical staff. The Company typically warrants prod-ucts sold to the Government and certain other customers for the same term as the manufacturer's warranty period although many IDIQ contracts include provisions for warranties that extend beyond those offered by the manufacturer. The Company also sells extended warranties on many of the government contracts. Product repaired while under the manufacturer's warranty is at the manufacturer's expense; product repaired after expiration of the manufacturer's and GTSI's warranty, if longer, is at the customer's expense.

                                                                         19
COMPETITION

     The government microcomputer and workstation market is intensely competitive and subject to rapid change. GTSI competes with certain leading microcomputer and/or workstation hardware manufacturers, which sell to the government market directly and/or through representatives other than the Company, and with a number of systems integrators, government and commercial resellers and commercial computer retail chains, distributors and VARs (including companies qualifying as minority-owned, disadvantaged or small businesses under applicable Government regulations) seeking to enter or expand their presence in the government market. In 1997, certain manufacturers selling directly to the Government have gained market share in the GSA schedule market. A number of GTSI's existing and potential competitors have greater financial, sales, marketing and technological resources than the Company.

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

EMPLOYEES

     At February 28, 1998, the Company had 519 employees, including 302 in sales, marketing and contract management; 107 in operations; and 110 in executive, finance, information technology, human resources and legal. None of the Company's employees is represented by a labor union, and the Company has experienced no labor-related work stoppages.

                                                                         20
ITEM 2.   PROPERTIES.

     The Company's executive offices are located in an approximately 190,000-square foot group of facilities in Chantilly, Virginia under a lease expiring in November 1998. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000-square foot facility under a lease expiring in December 2006. The Company also has branch sales offices occupying an aggregate of 7,742 square feet under various multi-year leases expiring at various times throughout 1998. The Company's two branch sales offices are located in Chicago, Illinois and Heidelberg, Germany. In 1997 the Company entered into an agreement to build and lease new executive offices comprising approximately 100,500 square feet. The lease agreement has a 10 year term with one 5 year option.

ITEM 3.   LEGAL PROCEEDINGS.

     On October 5 1997, the Company entered into a settlement agreement with the Department of Justice under which the Company will pay the Government a total of $400,000 plus $22,000 in legal fees that are to be paid in three equal installments. Interest will accrue from the date of settlement and will be paid over the installment period. The agreement resolves and releases the Company from claims relating to a GSA audit of the Company's GSA schedule sales for the years 1988 to 1997, and settles and dismisses with prejudice a qui tam lawsuit filed on behalf of the Government regarding such GSA schedule sales. The qui tam lawsuit naming the Company was filed under seal in 1995 and was subject to a court order prohibiting disclosure of the suit. The qui tam action was filed by the same individual who filed a similar suit against Novell, Inc. in 1992, which Novell settled by paying the Government $1.7 million.

     In December 1996, the Company settled litigation pending before the Armed Services Board of Contract Appeals related to the Company's obligation to provide "upgrades" of certain computer software under the Desktop IV Contract. The settlement required the Company to provide, without charge, certain software licenses to users who registered before February 28, 1997.

     At December 31, 1996, the Company recorded a liability of approximately $3.0 million, which represented management's estimate of the costs necessary to provide the "upgrades" noted above plus estimated professional services costs paid in 1997 related to the GSA audit. The balance of this reserve was approximately $800,000 as of February 28, 1998.

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

                                                                         21
                                 PART  II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     STOCK DATA. The Company's common stock trades on The Nasdaq Stock Market (sm) under the symbol "GTSI." As of December 31, 1997, there were 210 record holders of the Company's common stock based on information provided by the Company's transfer agent. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock.

                           1997                  1996
                    -------------------   -----------------
          Quarter     High       Low        High      Low
          -------   --------  ---------   -------   -------
          First     $ 5 7/8   $ 4 1/2     $ 5 1/4   $ 3 1/4
          Second    $ 5 7/16  $ 4 3/4     $ 6 7/8   $ 5
          Third     $ 5 7/8   $ 4 13/16   $ 6 1/4   $ 5 1/8
          Fourth    $ 5 7/8   $ 4 1/2     $ 7 3/8   $ 5 3/8

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

     TRANSFER AGENT. The Company's transfer agent is First Union National Bank, Shareholder Services Group, 1525 West W.T. Harris Blvd., 3C3, Charlotte, NC 28288-1153; telephone 1-800-829-8432.

     ANNUAL MEETING. The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Tuesday, May 12, 1998, at the Company's headquarters located at 4100 Lafayette Center Drive in Chantilly, Virginia.

                                                                         22
ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data for the three years ended December 31, 1997, 1996, and 1995 are derived from, and are qualified in their entirety by reference to, the Company's audited Financial Statements and Notes thereto included elsewhere in this Form 10-K. The December 31, 1997 and 1996 Financial Statements of the Company have been audited by Arthur Andersen LLP, independent accountants, as indicated in their report, which is also included elsewhere in this Form 10-K. The December 31, 1995 Financial Statements of the Company were audited by Coopers & Lybrand L.L.P., independent accountants, whose report is also included in this Form 10-K. The selected financial data for all other periods are derived from audited financial statements of the Company which are not included in this Form 10-K.

(In thousands, except per share amounts)                      TWELVE MONTHS ENDED DECEMBER 31,
                                               -------------------------------------------------------------
                                                 1997      1996(1)    1995(2)    1994(3)   1993(4)     1992
INCOME STATEMENT DATA:                         --------   --------   --------   --------  --------   --------
Sales . . . . . . . . . . . . . . . . . . . .  $486,377   $491,642   $526,962   $617,220  $523,612   $396,555
Cost of sales . . . . . . . . . . . . . . . .   449,454    458,076    488,348    569,827   472,909    350,791
                                               --------   --------   --------   --------  --------   --------
Gross margin. . . . . . . . . . . . . . . . .    36,923     33,566     38,614     47,393    50,703     45,764
                                               --------   --------   --------   --------  --------   --------
Operating expenses:
   Selling, general and administrative. . . .    35,388     36,841     39,645     38,701    33,119     32,080
   Depreciation and amortization. . . . . . .     3,539     13,456      3,090      2,358     1,608      1,622
   Restructuring charges. . . . . . . . . . .         -          -      2,953          -         -          -
                                               --------   --------   --------   --------  --------   --------
Total operating expenses. . . . . . . . . . .    38,927     50,297     45,688     41,059    34,727     33,702
                                               --------   --------   --------   --------  --------   --------
(Loss) income from operations . . . . . . . .    (2,004)   (16,731)    (7,074)     6,334    15,976     12,062
Interest expense, net . . . . . . . . . . . .     3,100      3,138      4,538      2,172     2,010      2,642
                                               --------   --------   --------   --------  --------   --------
(Loss) income before taxes. . . . . . . . . .    (5,104)   (19,869)   (11,612)     4,162    13,966      9,420
Income tax (benefit) provision. . . . . . . .         -     (2,031)    (4,435)     1,576     5,330      3,649
                                               --------   --------   --------   --------  --------   --------
Net (loss) income . . . . . . . . . . . . . .  $ (5,104)  $(17,838)  $ (7,177)  $  2,586  $  8,636   $  5,771
                                               ========   ========   ========   ========  ========   ========
(Loss) earnings per share (basic and diluted)  $  (0.76)  $  (2.67)  $  (1.09)  $   0.37  $   1.30   $   0.91
                                               ========   ========   ========   ========  ========   ========
Weighted average number of common and
   common equivalent shares outstanding . . .     6,733      6,690      6,604      6,898     6,654      6,355
                                               ========   ========   ========   ========  ========   ========

(1)  The quarter ended December 31, 1996 includes a pretax charge of $9.1 million ($8.2 million after tax, or $1.22 per share)
     related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.
(2)  The quarter ended December 31, 1995 includes a pretax charge of $7.9 million ($4.9 million after tax, or $0.74 per share)
     associated with the valuation of inventory and receivables, software licenses, headcount reductions and the consolidation of certain office and warehouse facilities.
(3)  The quarter ended December 31, 1994 includes a pretax charge of $9.9 million ($6.1 million after tax, or $0.89 per share)
     related to certain contracts and general merchandise inventories.
(4)  The quarter ended December 31, 1993 includes a pretax charge of $1.2 million ($0.7 million after tax, or $0.11 per share)
     associated with the valuation of inventory and receivables.

(In thousands)                                                          DECEMBER 31,
                                                 1997      1996(1)    1995(2)    1994(3)   1993(4)     1992
BALANCE SHEET DATA:                            --------   --------   --------   --------  --------   --------
Working capital . . . . . . . . . . . . . . .  $ 30,860   $ 34,599   $ 45,597   $ 49,355  $ 63,467   $ 54,181
Total assets. . . . . . . . . . . . . . . . .   137,464    141,001    197,318    209,573   237,342    138,129
Notes payable to banks. . . . . . . . . . . .    21,569     15,828     56,496     70,120    45,007     50,724
Total liabilities . . . . . . . . . . . . . .    97,590     96,153    134,841    140,413   169,774     81,862
Stockholders' equity. . . . . . . . . . . . .    39,874     44,848     62,477     69,160    67,568     56,267

                                                                         23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements and Notes. Historical results and percentage relationships among any amounts in the Financial Statements are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

     GTSI is one of the largest dedicated resellers of microcomputer and Unix workstation hardware, software and networking products to the Government. The Company currently offers access to over 150,000 information technology products from more than 2,100 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

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

     The Company's primary strategy is to focus on its core GSA Schedule business and to compete aggressively on bids in order to win as many contract vehicles as possible under the various purchasing programs available to it in the government market. With these contract vehicles in place, it is then possible for the Company to use its significant product base and marketing knowledge to sell products which both meet customers' requirements and provide an attractive financial return to the Company.

                                                                         24
RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentages that selected items within the income statement bear to sales, and the annual percentage changes in the dollar amounts of such items.

                                                                                 Percentage Change
                                                     Percentage of Sales            Years Ended
                                               ------------------------------      December 31,
                                                  Years Ended December 31,      ------------------
                                               ------------------------------     1996      1995
                                                 1997      1996(1)    1995(2)    to 1997   to 1996
                                               --------   --------   --------   --------  --------
Sales . . . . . . . . . . . . . . . . . . . .   100.0%     100.0 %    100.0 %     (1.1)%    (6.7)%
Cost of sales . . . . . . . . . . . . . . . .    92.4       93.2       92.7       (1.9)     (6.2)
                                               --------   --------   --------
Gross margin. . . . . . . . . . . . . . . . .     7.6        6.8        7.3       10.0     (13.1)
                                               ========   ========   ========
Operating expenses:
   Selling, general and administrative. . . .     7.3        7.5        7.5       (3.9)     (7.0)
   Depreciation and amortization. . . . . . .     0.7        2.7        0.6      (73.7)    335.5
   Restructuring charges. . . . . . . . . . .     -          -          0.6        -      (100.0)
                                               --------   --------   --------
Total operating expenses. . . . . . . . . . .     8.0       10.2        8.7      (22.6)     10.1
                                               --------   --------   --------
(Loss) income from operations . . . . . . . .    (0.4)      (3.4)      (1.4)     (88.0)    136.5
Interest expense, net . . . . . . . . . . . .     0.6        0.6        0.8       (1.2)    (30.8)
                                               --------   --------   --------
(Loss) income before taxes. . . . . . . . . .    (1.0)      (4.0)      (2.2)     (74.3)     71.1
Income tax (benefit) provision. . . . . . . .     -         (0.4)      (0.8)    (100.0)    (54.2)
                                               --------   --------   --------
Net (loss) income . . . . . . . . . . . . . .    (1.0)%     (3.6)%     (1.4)%    (71.4)    148.5
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

PRODUCT CATEGORY
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1997                  1996                 1995
                                               -------------------   -------------------  -------------------
Hardware. . . . . . . . . . . . . . . . . . .  $  430.1     88.5%    $  429.7     87.4%   $  456.6     86.6%
Software. . . . . . . . . . . . . . . . . . .      55.1     11.3         50.2     10.2        55.8     10.6
Services. . . . . . . . . . . . . . . . . . .       1.2      0.2         11.7      2.4        14.6      2.8
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  486.4    100.0%    $  491.6    100.0%   $  527.0    100.0%
                                               ========   ========   ========   ========  ========   ========

CONTRACT VEHICLES
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1997                  1996                 1995
                                               -------------------   -------------------  -------------------
GSA Schedules . . . . . . . . . . . . . . . .  $  208.8     31.0%    $  236.6     48.1%   $  234.9     44.6%
IDIQ Contracts. . . . . . . . . . . . . . . .     148.6     43.0        117.8     24.0       148.6     28.2
Open Market . . . . . . . . . . . . . . . . .     107.3     22.0        120.1     24.4       116.0     22.0
Other Contracts . . . . . . . . . . . . . . .      21.7      4.0         17.1      3.5        27.5      5.2
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  486.4    100.0%    $  491.6    100.0%   $  527.0    100.0%
                                               ========   ========   ========   ========  ========   ========

                                                                         25

VENDOR CATEGORY
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1997                  1996                 1995
                                               -------------------   -------------------  -------------------
Hewlett-Packard . . . . . . . . . . . . . . .  $  105.6     21.7%    $   95.6     19.4%   $   99.2     18.8%
Compaq. . . . . . . . . . . . . . . . . . . .      54.2     11.1         50.5     10.3        49.5      9.4
Panasonic . . . . . . . . . . . . . . . . . .      53.8     11.1         31.9      6.5        24.7      4.7
Microsoft . . . . . . . . . . . . . . . . . .      46.8      9.6         31.6      6.4        16.8      3.2
Sun . . . . . . . . . . . . . . . . . . . . .      21.4      4.4         28.4      5.8        32.1      6.1
Nexar . . . . . . . . . . . . . . . . . . . .      21.0      4.3         11.7      2.4         -        -
Apple . . . . . . . . . . . . . . . . . . . .      13.4      2.8         22.7      4.6        43.2      8.2
IBM label . . . . . . . . . . . . . . . . . .       9.2      1.9         43.7      8.9        25.2      4.8
Private Label . . . . . . . . . . . . . . . .       -        -            0.0      0.0        64.3     12.2
Other . . . . . . . . . . . . . . . . . . . .     161.0     33.1        175.5     35.7       172.0     32.6
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  486.4    100.0%    $  491.6    100.0%   $  527.0    100.0%
                                               ========   ========   ========   ========  ========   ========

1996 COMPARED WITH 1995

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. During 1997, net sales decreased $5.2 million or 1.1% and were negatively impacted by $1.2 million in higher Industrial Funding Fees associated with the GSA and NIH contracts. These fees are collected by the Company and remitted to the respective agency on a payment schedule determined by the respective agency. Decreased sales under GSA Schedule and under Open Market Contracts of $27.8 million and $12.8 million, respectively, were offset by increased sales under GTSI's various IDIQ Contracts. It is management's belief that the decline in Open Market sales is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g., GSA Schedule contracts) in a quicker and easier manner than was the case before such changes. IDIQ contract sales rose during 1997 primarily as a result of higher revenue on the Company's NIH, TDA-1 and SEWP contracts. Revenue from these contracts rose $19 million, $15 million and $16 million, respectively, from 1996. However, higher sales from the NIH, TDA-1 and SEWP vehicles were offset by weaker sales activity on the GSA Schedule B/C contract.

     Sales of Hewlett-Packard, Compaq, Panasonic, Microsoft and Nexar products increased $60.0 million from the prior year and accounted for 58% of GTSI's total sales activity by Vendor. This increase was offset by lower sales of IBM Label products which decreased by $34.5 million from the prior year.

     Backlog at December 31, 1997, was approximately $38.4 million, down 20.1% from approximately $48.1 million at December 31, 1996. Backlog was $76.3 million at March 19, 1998 compared to $38.8 million in the prior period. The increase is primarily related to orders that were recorded as part of the BTG Division acquisition, which closed on February 12, 1998. Backlog represents orders received but for which product has yet to ship. Generally, the Company fulfills all orders within 30 days from the time the order is received.

                                                                         26
     GROSS MARGIN. Gross margin is sales less cost of sales which includes product purchase cost, freight and certain other overhead expenses related to the cost of acquiring products. Over the last seven years, GTSI has experienced lower gross margin percentages because of pressure on end-user prices caused by: (1) the leverage of government agencies and other customers in negotiating low prices; (2) the increasing maturation and shorter life cycles of leading microcomputer hardware and software products which causes customers to focus on price as the primary distinguishing factor among sellers of such products; and (3) the use of low prices by competitors as the primary means to obtain government market share. In addition, IDIQ contracts are complex and require service expenses, including warranty support and software upgrades. Gross margin percentages vary over time and change significantly depending on the contract vehicle and product involved; therefore, the Company's overall gross margin percentages are dependent on the mix and timing of products sold and the strategic use of contract vehicles that are available to sell its products.

     Gross margin increased in 1997 by approximately $3.4 million or 10.0%, and increased as a percentage of sales from 6.7% to 7.6%. In the fourth quarter of 1996, the Company recorded $2.2 million in adjustments that were deemed necessary to provide for contractual obligations, and to reduce certain trade credits to the amounts ultimately expected to be realized. Other product cost factors that contributed to the improvement in the gross margin percentage during 1997 were the recognition of greater price protection credits and purchase discounts offered by vendors.

     OPERATING EXPENSES. Operating expenses in 1997 decreased approximately $11.4 million, or 22.6%, and improved as a percentage of sales from 10.2% to 8.0%. The change is primarily attributable to a $9.1 million decrease in amortization expense associated with the accelerated write-down of intangible assets which was recognized during the fourth quarter of 1996.

     INTEREST EXPENSE. Total interest charges between 1997 and 1996 were relatively flat, although bank administrative and credit card fees were higher in 1997 by approximately $0.4 million from the prior period. These costs were offset by lower interest expenses due to reduced bank borrowings during certain times throughout 1997.

     INCOME TAXES. In 1996, a tax benefit of $2.0 million was recorded as a result of the Company's operating loss for that period, that was realized by carrying back the loss to prior years in which the Company recognized taxable income.

1995 COMPARED WITH 1994

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. During 1996, sales decreased $35.3 million or 6.7%. Decreases in sales under IDIQ contracts and sales from Other Contracts of $30.8 million and $10.4 million, respectively, were partially offset by increased Open Market sales and sales under GSA schedule contracts. The increase in Open Market sales

                                                                         27
primarily resulted from the inclusion of $15.8 million of IBM label product originally purchased for sale under the Company's Desktop IV Contract which was commercialized and sold via the open market during the first six months of 1996. If this product had been sold under the Desktop IV Contract as originally intended, Open Market sales in 1996 would have declined $5.4 million when compared to the prior year. It is management's belief that the decline in Open Market sales is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g., GSA Schedule contracts) in a quicker and easier manner than was the case before such changes. Sales under IDIQ contracts declined during 1996 primarily as a result of decreased sales under the Company's Desktop IV Contract and the lack of sales under the Companion contract (which expired September 30, 1995) of $63.6 million and $20.9 million, respectively. These decreases were partially offset by increases in sales under the Company's NIH contract of $33.6 million and its SEWP contract of $14.9 million. Other new contracts procured by the Company during 1996 took longer than expected to be awarded and, upon award to the Company, did not generate sufficient revenue to offset the declining sales under contracts which had ended or were near completion. The slight increase in sales under the Company's GSA Schedule contracts was primarily comprised of $24.3 million of increased GSA Schedule B/C sales offset by a decline in sales under GSA schedule A of $23.3. million.

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

                                                                         28
     Backlog at December 31, 1996, was approximately $48.1 million, up by 32.1% from backlog of $36.4 million reported for December 31, 1995.
Backlog represents orders received but for which product has yet to ship. Generally, the Company fulfills all orders within 30 days from the time the order is received.

     GROSS MARGIN. Gross margin decreased in 1996 by approximately $5.0 million or 13.1%, and decreased as a percentage of sales from 7.3% to 6.8%. The decrease in absolute dollars is primarily attributable to lower sales volume and adjustments of approximately $2.2 million recorded by the Company in the fourth quarter of 1996. Such adjustments were deemed necessary to provide for contractual obligations, and to reduce certain trade credits to the amounts ultimately expected to be realized. These adjustments were also the primary reason for the decline in gross margin percentage. Other factors that contributed to the decline in gross margin percentage during 1996 include the open market sale of near-obsolete inventory noted above (which earned little or no gross margin), a large drop shipment of product from one of the Company's vendors directly to the customer at a lower than normal margin, several large software orders and the increased concentration of sales under the GSA Schedule B/C. GSA Schedule B/C sales accounted for 48.1% of 1996 sales (as compared with 44.6% of 1995 sales). In 1996, these sales earned margins lower than other Company sales.

     OPERATING EXPENSES. Operating expenses in 1996 increased approximately $4.6 million, or 10.1%, and increased as a percentage of sales from 8.7% to 10.2%. This increase is primarily attributable to a $9.1 million increase in amortization expense associated with the accelerated write-down of intangible assets which was recognized during the fourth quarter of 1996. This change was offset by decreases in the provision for doubtful accounts receivable, personnel expenses and expenses for contracted services.

     RESTRUCTURING CHARGE. For the year ended December 31, 1995, the Company recorded a $3.0 million restructuring charge ($1.8 million after tax, or $0.28 per share).

     INTEREST EXPENSE. The approximate $1.4 million or 30.8% decrease in net interest expense in 1996 was due to a combination of lower average borrowings, lower interest rates and decreased bank fees throughout 1996.

     INCOME TAXES. A tax benefit of $2.0 million was recorded in 1996 as a result of the Company's current year net operating loss. This benefit was realized by carrying back the loss to prior years in which the Company recognized taxable income. In 1996, the Company determined that $5.1 million of net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards ("FAS") 109, "Accounting for Income Taxes," and a valuation allowance was recorded against the applicable net deferred tax assets. In 1995, the Company recorded a tax benefit of $4.4 million.

                                                                         29
NEW ACCOUNTING PRONOUNCEMENTS

     The Company will adopt FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related
Information," during 1998. The Company is evaluating the impact of these statements on its consolidated financial statement presentation.

     FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was adopted by the Company during the first quarter of 1996. During the fourth quarter of 1996, the Company recorded a charge of approximately $9.1 million related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.

     FAS 123, "Accounting for Stock-Based Compensation," was adopted by the Company during 1996. This statement requires disclosure of the fair value of all stock-based compensation using one of several option-pricing models.

     FAS 128, "Earnings Per Share," and FAS 129, "Disclosure of Information about Capital Structure," were adopted by the Company in the fourth quarter of 1997, with no material effect on the Company's consolidated financial statement presentation.

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

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to

                                                                         30
more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company incurred a cash flow loss from operations of $3.0 million, as compared to generating $45.2 million for the year ended December 31, 1996. The decrease between the two years relates to a significant reduction during 1996 in net operating assets (accounts receivable plus merchandise inventories less accounts payable). The Company acquired $2.4 million in capital equipment, of which $0.7 million related to the purchase of a new financial reporting system. Additional expenditures relate to internal equipment purchases and leasehold improvements of $0.4 million to the Company's warehouse facility.

     On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement. The amendment modified certain terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with respect to compliance with certain 1996 year-end financial covenants contained in the Credit Facility. More specifically, the total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction from February 1 - July 31 of each year. Further, the Wholesale Financing Facility was increased from $10 million to $20 million, with a $10 million reduction from March 1 - July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of certain financial covenants.

     At December 31, 1997, the Company was not in compliance with the annual covenant covering Net Income and the fourth quarter covenant related to Tangible Net Worth. On February 3, 1998, the Company obtained waivers from the Agent for all covenant violations at December 31, 1997. All amounts due to the Lenders as of December 31, 1997 are classified as current liabilities, and the available portion of the modified Credit Facility was $18.7 million at December 31, 1997.

                                                                         31
     On February 11, 1998, the Second Amended and Restated Business Credit and Security Agreement was amended to extend the credit limit for two months, during which time the total amount available equaled $60.0 million. For the "Seasonal Reduction Period" commencing March 31, 1998 and ending on July 31, 1998, the credit available will equal $30 million. Additionally, the reduction period for the Wholesale Financing facility was amended to extend from March 31, 1998 to July 31, 1998 during which the available credit under the facility will equal $10 million.

     Interest under the Credit Facility is payable quarterly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.95% (8.89% at December 31, 1997). Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed.

     The weighted average number of common and common equivalent shares outstanding reflects the issuance of 1,815,000 shares of common stock sold by the Company in its 1991 initial public offering, and the effect of outstanding option and warrant transactions to date. In 1994, the Board of Directors authorized a stock repurchase program of the Company. To date, 194,800 shares have been acquired as Treasury Stock. See Note 6 to Financial Statements.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is complex as certain computer operations will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     Management is performing a preliminary assessment of the Year 2000 compliance expense and related potential effect on the Company's earnings. Since such assessment is yet to be completed, there can be no assurance that any potential Year 2000 problem, if material, can be resolved by the

                                                                         32
Company in a timely or cost effective fashion, or that any difficulty or inability in resolving such problem will not have a material adverse effect upon the Company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     The renegotiation of the financial covenants contained in the Credit Facility, and the statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition, Results of Operations and Notes to Consolidated Financial Statements, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially based on numerous factors, including but not limited to competition in the government markets, spending patterns of the Company's customers, general economic and political conditions, success of negotiations with the Company's Lenders, changes in government procurement regulations, and other risks described in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

                                                                         33
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements and Schedule of Government Technology Services, Inc. and Subsidiary are filed as part of this Form 10-K. Supplemental quarterly financial information is included in Note 9 of Notes to Consolidated Financial Statements.


Index to Financial Statements and Schedule                             Page

FINANCIAL STATEMENTS:

     Reports of Independent Public Accountants. . . . . . . . . . . . . .34

     Consolidated Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .36

     Consolidated Balance Sheets as of December 31,
          1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . .37

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .38

     Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1997, 1996 and 1995. . . . . .39

     Notes to Consolidated Financial Statements . . . . . . . . . . . . .40

SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . .56


Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                                                                         34
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Government Technology Services, Inc.


     We have audited the accompanying consolidated balance sheets of Government Technology Services, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows, and financial statement schedule, for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Government Technology Services, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP



Washington, D.C.
February 27, 1998

                                                                         35
                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Government Technology Services, Inc.


     We have audited the consolidated statements of operations, cash flows, and changes in stockholders' equity and related financial statement schedule of Government Technology Services, Inc. and Subsidiary listed in
Item 14(a) of this Form 10-K for the year ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Government Technology Services, Inc. and Subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND, L.L.P.



Washington, D.C.
March 1, 1996,
except as to Note 5,
as to which the date was March 26, 1996

                                                                         36
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the years ended
                                                                   December 31,
                                                          ------------------------------
(In thousands, except per share amounts)                    1997       1996       1995
                                                          --------   --------   --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . $486,377   $491,642   $526,962

Cost of sales . . . . . . . . . . . . . . . . . . . . . .  449,454    458,076    488,348
                                                          --------   --------   --------

Gross margin. . . . . . . . . . . . . . . . . . . . . . .   36,923     33,566     38,614

Operating expenses. . . . . . . . . . . . . . . . . . . .   38,927     50,297     42,735

Restructuring charges . . . . . . . . . . . . . . . . . .        -          -      2,953
                                                          --------   --------   --------

Loss from operations. . . . . . . . . . . . . . . . . . .   (2,004)   (16,731)    (7,074)

Interest expense, net of interest income of
    $325, $265 and $243, respectively . . . . . . . . . .    3,100      3,138      4,538
                                                          --------   --------   --------

Loss before taxes . . . . . . . . . . . . . . . . . . . .   (5,104)   (19,869)   (11,612)

Income tax benefit. . . . . . . . . . . . . . . . . . . .        -     (2,031)    (4,435)
                                                          --------   --------   --------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . $ (5,104)  $(17,838)  $ (7,177)
                                                          ========   ========   ========

Net loss per share (basic and diluted). . . . . . . . . . $  (0.76)  $  (2.67)  $  (1.09)
                                                          ========   ========   ========

Weighted average number of shares outstanding . . . . . .    6,733      6,690      6,604
                                                          ========   ========   ========


               The accompanying notes are an integral part of these consolidated financial statements.

                                                                         37
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          -------------------
(In thousands, except share data)                           1997       1996
                                                          --------   --------
ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . $    856   $     48
  Accounts receivable, net. . . . . . . . . . . . . . . .   90,905     90,116
  Merchandise inventories . . . . . . . . . . . . . . . .   33,000     31,844
  Net deferred taxes and other. . . . . . . . . . . . . .    3,423      7,367
                                                          --------   --------
     Total current assets . . . . . . . . . . . . . . . .  128,184    129,375

Property and equipment, net . . . . . . . . . . . . . . .    8,217      9,146
Intangible assets, net. . . . . . . . . . . . . . . . . .      534        788
Net deferred taxes and other. . . . . . . . . . . . . . .      529      1,692
                                                          --------   --------

     Total assets . . . . . . . . . . . . . . . . . . . . $137,464   $141,001
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . .   21,569     15,828
  Accounts payable. . . . . . . . . . . . . . . . . . . .   67,720     68,707
  Accrued liabilities . . . . . . . . . . . . . . . . . .    8,035     10,241
                                                          --------   --------
     Total current liabilities. . . . . . . . . . . . . .   97,324     94,776

Other liabilities . . . . . . . . . . . . . . . . . . . .      266      1,377
                                                          --------   --------

     Total liabilities. . . . . . . . . . . . . . . . . .   97,590     96,153
                                                          --------   --------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $0.25 par value, 680,850 shares
     authorized; none issued or outstanding . . . . . . .        -          -
  Common Stock - $0.005 par value, 10,000,000 shares
     authorized; 6,806,084 shares issued and 6,756,180
     outstanding at December 31, 1997 and 6,806,084
     shares issued and 6,724,919 outstanding at
     December 31, 1996. . . . . . . . . . . . . . . . . .       34         34
  Capital in excess of par value. . . . . . . . . . . . .   33,086     33,295
  Retained earnings . . . . . . . . . . . . . . . . . . .    7,295     12,399
  Treasury stock, 49,904 shares at December 31, 1997
     and 81,165 shares at December 31, 1996, at cost. . .     (541)      (880)
                                                          --------   --------

     Total stockholders' equity . . . . . . . . . . . . .   39,874     44,848
                                                          --------   --------

     Total liabilities and stockholders' equity . . . . . $137,464   $141,001
                                                          ========   ========

               The accompanying notes are an integral part of these consolidated financial statements.

                                                                         br
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the years ended
                                                                   December 31,
                                                          ------------------------------
(In thousands)                                              1997       1996       1995
                                                          --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . $ (5,104)  $(17,838)  $ (7,177)
                                                          --------   --------   --------
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . .    3,539     12,618      3,090
  (Gain)/loss on disposal of property and equipment . . .     (340)       839          -
  Stock compensation. . . . . . . . . . . . . . . . . . .        -        (13)        47
  Restructuring charges . . . . . . . . . . . . . . . . .        -          -      2,953
  (Decrease) increase in cash due to changes in
     assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . .     (789)    13,049       (178)
     Merchandise inventories. . . . . . . . . . . . . . .   (1,156)    32,671     14,261
     Deferred income taxes. . . . . . . . . . . . . . . .    2,466      3,158     (3,211)
     Accounts payable . . . . . . . . . . . . . . . . . .     (987)     4,647      7,651
     Accrued liabilities. . . . . . . . . . . . . . . . .   (2,206)    (1,685)      (687)
     Other liabilities. . . . . . . . . . . . . . . . . .   (1,111)      (465)      (559)
     Other. . . . . . . . . . . . . . . . . . . . . . . .    2,641     (1,788)       (52)
                                                          --------   --------   --------
       Net cash (used in) provided by operating
            activities. . . . . . . . . . . . . . . . . .   (3,047)    45,193     16,138
                                                          --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of property and equipment. . . . . . . . . . . . .   (2,377)    (4,770)    (2,674)
  Proceeds from sales of  property and equipment. . . . .      361         53          -
                                                          --------   --------   --------
       Net cash used in investing activities. . . . . . .   (2,016)    (4,717)    (2,674)
                                                          --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) bank notes, net . . . . . .    5,741    (40,668)   (13,624)
  Proceeds from exercises of stock options and warrants .      130        222        447
  Payments under capital lease obligations and other. . .        -          -       (299)
                                                          --------   --------   --------
       Net cash provided by (used in) financing
          activities. . . . . . . . . . . . . . . . . . .    5,871    (40,446)   (13,476)
                                                          --------   --------   --------

Net increase (decrease) in cash . . . . . . . . . . . . .      808         30        (12)
Cash at beginning of year . . . . . . . . . . . . . . . .       48         18         30
                                                          --------   --------   --------

Cash at end of year . . . . . . . . . . . . . . . . . . . $    856   $     48   $     18
                                                          ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . $  2,744   $  4,756   $  3,276
     Income taxes . . . . . . . . . . . . . . . . . . . . $      7   $     20   $      5

               The accompanying notes are an integral part of these consolidated financial statements.

                                                                         39
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               For the years ended December 31, 1997, 1996 and 1995
                                                          --------------------------------------------------------------
                                                             Common Stock        Capital                         Total
                                                          -------------------      in                            Stock-
                                                           Shares                Excess   Retained   Treasury   holders'
(In thousands)                                             Issued    Amount      of Par   Earnings     Stock     Equity
                                                          --------   --------   --------  --------   --------   --------

Balance, December 31, 1994. . . . . . . . . . . . . . . .    6,789         34     33,819    37,414     (2,107)    69,160

Stock awards and options exercised. . . . . . . . . . . .       17          -       (208)        -        702        494

Net loss. . . . . . . . . . . . . . . . . . . . . . . . .        -          -          -    (7,177)         -     (7,177)
                                                          --------   --------   --------  --------   --------   --------



Balance, December 31, 1995. . . . . . . . . . . . . . . .    6,806         34     33,611    30,237     (1,405)    62,477

Stock awards and options exercised. . . . . . . . . . . .        -          -       (316)        -        525        209

Net loss. . . . . . . . . . . . . . . . . . . . . . . . .        -          -          -   (17,838)         -    (17,838)
                                                          --------   --------   --------  --------   --------   --------



Balance, December 31, 1996. . . . . . . . . . . . . . . .    6,806   $     34   $ 33,295  $ 12,399   $   (880)  $ 44,848

Stock awards and options exercised. . . . . . . . . . . .        -          -       (209)        -        339        130

Net loss. . . . . . . . . . . . . . . . . . . . . . . . .        -          -          -    (5,104)         -     (5,104)
                                                          --------   --------   --------  --------   --------   --------



Balance, December 31, 1997. . . . . . . . . . . . . . . .    6,806   $     34   $ 33,086  $  7,295   $   (541)  $ 39,874
                                                          ========   ========   ========  ========   ========   ========


               The accompanying notes are an integral part of these consolidated financial statements.

                                                                         40
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Government Technology Services, Inc. ("GTSI") operates in a single business segment and resells microcomputer and workstation hardware, software and peripherals to agencies of federal, state and local governments. Business activities also include sales to systems integrators, prime contractors and other companies reselling information technology to various government agencies. In August 1994, GTSI acquired all of the outstanding shares of common stock of Falcon Microsystems, Inc. ("Falcon"). GTSI and Falcon are hereinafter referred to as the "Company."

     On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc. and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquired assets consisted primarily of inventory and rights under certain contracts and intangible personal property, along with furniture, fixtures, supplies and equipment. In addition, the Company assumed certain liabilities under specified contracts of BTG as well as certain liabilities arising from the ownership or operation of the acquired assets after the closing. The Company paid at closing $7,325,265 in cash (after a $174,735 adjustment for accrued vacation liability and satisfaction of an outstanding invoice owed by BTG) and issued 15,375 shares, having a liquidation preference of $15,375,000, of a new series of preferred stock designated Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Company paid an additional $500,000 in cash upon the release of liens on certain items of equipment which are part of the acquired assets. A portion of the consideration, $800,000 in cash and 1,538 shares of Series C Preferred Stock, is being held under an escrow agreement to secure BTG's indemnification obligations under the Asset Purchase Agreement. Under the Asset Purchase Agreement, BTG is obligated to repay to the Company up to $4.5 million to the extent that there is a shortfall in the amounts that the Company receives from dispositions of certain inventory acquired.

     Pursuant to the Asset Purchase Agreement, the Company agreed to convene a meeting of stockholders no later than January 1, 1999 (the "First Meeting") to approve a proposal to convert the Series C Preferred Stock into 3,000,000 shares of Common Stock (the "Conversion Proposal") and a proposal to amend the certificate of incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000 (the "Charter Amendment Proposal"). If the Conversion Proposal and the Charter Amendment Proposal are approved, the Series C Preferred Stock will be converted automatically into that number of shares of Common Stock equal to the liquidation preference of the Series C Preferred Stock ($15,375,000 or $1,000 per share) plus all accrued and unpaid dividends thereon divided by the conversion price of $5.125. If the Conversion Proposal and the Charter Amendment Proposal are approved at the Annual Meeting of Stockholders scheduled for May 12, 1998, which will be the First Meeting, the Series C Preferred Stock will be converted into 3,000,000 shares of Common Stock.

                                                                         41
If the Conversion Proposal and the Charter Amendment Proposal are not approved at the Annual Meeting, (a) the Company has agreed to convene a second meeting of stockholders no later than January 1, 2000 to approve the Conversion Proposal and the Charter Amendment Proposal, and (b) the Series C Preferred Stock will begin to accrue dividends.

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

     REVENUE RECOGNITION. The Company recognizes revenue upon shipment of products and/or acceptance of services rendered.

     FINANCIAL INSTRUMENTS. At December 31, 1997 and 1996, the recorded values of financial instruments such as accounts receivable and payable and notes payable to banks approximated their fair values, based on the short-term maturities of these instruments.

     ACCOUNTS RECEIVABLE. Accounts receivable principally represents amounts collectible from the Federal Government and prime contractors to the Federal Government. Other accounts receivable result from items billed to suppliers under various agreements involving the sale of their products. The Company performs ongoing credit evaluations of its non-governmental customers but generally does not require collateral to support any outstanding obligation owed to GTSI. Allowances for potential uncollectible amounts are estimated and deducted from total accounts receivable.

     INVENTORIES. Inventories are valued at the lower of cost or market. Cost is determined using a weighted average method.

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

                                                                         42
     INTANGIBLE ASSETS. Intangible assets are recorded at cost and amortized using the straight-line method over the following estimated useful lives.

     IMPAIRMENT OF LONG-LIVED ASSETS. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. It is reasonably possible that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. During the fourth quarter of 1996, the Company recorded a charge of approximately $9.1 million related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.

     INCOME TAXES. Deferred income taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense represents the current tax provision for the period and the change during the period in deferred tax assets and liabilities.

     EARNINGS PER SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No.
15. Options to purchase approximately 284,000, 368,000 and 35,000 weighted average shares of Common Stock at December 31, 1997, 1996 and 1995, respectively, were not included in the computation of earnings per share due to their anti-dilutive effect. Earnings per share for all other periods presented have been restated to conform to FAS 128.

     MARKETING DEVELOPMENT AND COOPERATIVE ADVERTISING FUNDS. Certain vendors provide the Company with sales incentive programs. Generally, the funds received under these programs are determined based on the Company's purchases and/or sales of the vendor's product. The funds are earned upon performance of specific promotional programs or upon completion of predetermined objectives dictated by the vendor. Once earned, the funds reduce operating expenses. The Company expenses advertising costs as incurred.

                                                                         43
     CHECK OVERDRAFTS. Included in accounts payable at December 31, 1997 and 1996, are approximately $2.0 million and $20.6 million, respectively, which represent checks that have been issued but have yet to clear the bank.

     RECLASSIFICATIONS. Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

     NEW ACCOUNTING PRONOUNCEMENTS. The Company will adopt FAS 130, "Reporting Comprehensive Income," and FAS 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. The Company is evaluating the impact of these statements on its consolidated financial statement presentation.

2.   ACCOUNTS RECEIVABLE

     The composition of accounts receivable as of December 31, 1997 and 1996 is as follows (in thousands):

                                                         1997       1996
                                                       --------   --------

     Trade accounts receivable. . . . . . . . . . . .  $ 79,879   $ 80,795
     Vendor and other receivables . . . . . . . . . .    15,119     13,856
                                                       --------   --------
                                                         94,998     94,651
        Less allowance for uncollectible accounts . .    (4,093)    (4,535)
                                                       --------   --------

     Accounts receivable, net . . . . . . . . . . . .  $ 90,905   $ 90,116
                                                       ========   ========

                                                                         44
3.   PROPERTY AND EQUIPMENT

     The composition of property and equipment as of December 31, 1997 and 1996 is as follows (in thousands):

                                                         1997       1996
                                                       --------   --------

     Office furniture and equipment . . . . . . . . .  $ 11,819   $ 16,298
     Computer software. . . . . . . . . . . . . . . .     2,954      2,024
     Other. . . . . . . . . . . . . . . . . . . . . .     2,509        976
                                                       --------   --------
                                                         17,282     19,298
     Less accumulated depreciation and
        amortization. . . . . . . . . . . . . . . . .    (9,065)   (10,152)
                                                       --------   --------

     Property and equipment, net. . . . . . . . . . .  $  8,217   $  9,146
                                                       ========   ========

4.   NOTES PAYABLE TO BANKS

     On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collect-ively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"). Interest under the inventory financing facility is accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain quarterly financial covenants.

     On June 30, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement The agreement modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with certain 1996 year-end financial covenants. The total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction during the period February 1 - July 31 of each year. Further, the Wholesale Financing Facility was increased from $10 million to $20 million, with a $10 million reduction during the period March 1 - July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of all financial covenants.

                                                                         45
     At December 31, 1997, the Company was not in compliance with the annual covenant covering Net Income and the fourth quarter covenant related to Tangible Net Worth. On February 3, 1998, the Company obtained waivers from the Agent for all covenant violations at December 31, 1997. Amounts due to the Lenders as of December 31, 1997 are classified as current liabilities and the available portion of the Credit Facility at December 31, 1997 was approximately $18.7 million.

     On February 11, 1998, the Second Amended and restated Business Credit and Security Agreement was revised to limit the total amount available under the facility to $60 million for an additional two months. The total available under the facility is reduced to $30 million only during the period April 1, 1998 to July 31, 1998. As for the Wholesale Financing facility, the amount available under the agreement remains at $20 million and is used solely for inventory purchases. The amount available is reduced to $10 million only during the period April 1, 1998 to July 31, 1998. All other terms of both facilities remain the same. Interest under the Credit Facility is payable quarterly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.95% (8.89% at December 31, 1997). Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends, the repurchase of stock, and provisions specifying compliance with certain quarterly and annual financial statistical ratios.

     The following information pertains to the notes payable for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                              1997       1996       1995
                                            --------   --------   --------

     Weighted average interest rate . . . .     8.0%       7.6%       8.8%

     Weighted average borrowings. . . . . . $ 18,547   $ 29,625   $ 43,626

                                                                         46
5.   INCOME TAXES

     The components of the (benefit) provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                              1997       1996       1995
                                            --------   --------   --------
     Current taxes:
       Federal. . . . . . . . . . . . . . . $ (2,191)  $ (4,579)  $ (1,059)
       State. . . . . . . . . . . . . . . .     (275)      (610)      (165)
                                            --------   --------   --------

                                              (2,466)    (5,189)    (1,224)
                                            --------   --------   --------
     Deferred taxes:
       Federal. . . . . . . . . . . . . . .    2,191      2,848     (2,883)
       State. . . . . . . . . . . . . . . .      275        310       (328)
                                            --------   --------   --------

                                               2,466      3,158     (3,211)
                                            --------   --------   --------

     Income tax benefit . . . . . . . . . .        -     (2,031)    (4,435)
                                            ========   ========   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts used for income tax purposes. In 1997 and 1996, the Company deter-mined that $7.0 million and $5.1 million, respectively, of net deferred tax assets were not recoverable. Accordingly, valuation allowances were recorded against the applicable net deferred tax assets.

                                                                         47
     Significant components of the Company's deferred taxes as of December 31, 1997 and 1996 were as follows (in thousands):

                                                       Dec. 31,   Dec. 31,
                                                         1997       1996
                                                       --------   --------
     Deferred tax assets:
       Accounts receivable and inventory
         allowances . . . . . . . . . . . . . . . . .  $  2,195   $  2,507
          Intangible assets . . . . . . . . . . . . .     2,029      2,484
          Accrued warranty and other contract
            costs . . . . . . . . . . . . . . . . . .       564      1,554
          Restructuring accrual . . . . . . . . . . .       170        553
          Bid and proposal costs. . . . . . . . . . .       356        300
          Vacation accrual. . . . . . . . . . . . . .       163        172
          Deferred compensation . . . . . . . . . . .        82        131
          Rent abatement. . . . . . . . . . . . . . .        73         81
          NOL carryforwards . . . . . . . . . . . . .     1,717          -
          Other . . . . . . . . . . . . . . . . . . .        10          9
                                                       --------   --------

               Total deferred tax assets. . . . . . .     7,359      7,791
                                                       --------   --------

     Deferred tax liabilities:
          Depreciation. . . . . . . . . . . . . . . .       381        157
          Rent abatement. . . . . . . . . . . . . . .         9         21
                                                       --------   --------

               Total deferred tax liabilities . . . .       390        178
                                                       --------   --------

     Net deferred tax assets. . . . . . . . . . . . .     6,969      7,613
     Valuation allowance. . . . . . . . . . . . . . .     6,969      5,147
                                                       --------   --------

     Net deferred tax assets reported . . . . . . . .  $      -   $  2,466
                                                       ========   ========

                                                                         48
     The Company's tax benefit for the years ended December 31, 1997, 1996 and 1995 differs from the statutory rate for Federal income taxes as a result of the following factors:

                                              1997       1996       1995
                                            --------   --------   --------

     Statutory rate . . . . . . . . . . . .  (34.0)%    (34.0)%     (34.0)%
     State income taxes, net of
          Federal tax benefit . . . . . . .   (3.7)      (3.7)       (4.2)
     Valuation allowance. . . . . . . . . .   35.7       25.9          -
     Other. . . . . . . . . . . . . . . . .    2.0        1.6          -
                                            --------   --------   --------

                                                -       (10.2)%     (38.2)%
                                            ========   ========   ========

                                                                         49
6.   STOCKHOLDERS' EQUITY

     STOCK OPTIONS AND WARRANTS. The Company has two combination incentive and non-statutory stock option plans, the "1996 Plan" and the "1994 Plan," that provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 600,000 and 300,000 shares, respectively, of the Company's common stock. In addition, in May 1997 the Company's Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan") under Section (i)(1)(A) of The Nasdaq Stock Market's National Market Rules. The 1997 Plan provides for the granting of non-statutory stock options only to employees other than officers and directors to purchase up to 300,000 shares of the Company's common stock. Until its expiration on March 15, 1996, the Company had another combination incentive and non-statutory stock option plan, the "1986 Plan," that provided for the granting of options to employees to purchase up to 1,100,000 shares of the Company's common stock. Under the 1997, 1996, 1994 and 1986 Plans, options have a term of up to ten years, generally vest over three years and option prices are required to be at not less than 100% of the fair market value of the Company's common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options under the 1997, 1996, 1994 and 1986 plans were as follows:

                                                           Number                   Weighted     Weighted
                                                             of        Exercise      Average      Average
                                                           Option        Price        Price      Remaining
                                                           shares      per share    per share      Life
------------------------------------------------------------------------------------------------------------
1997 Plan:
  Outstanding at December 31, 1996. . . . . . . . . . .          -              -          -
     Granted. . . . . . . . . . . . . . . . . . . . . .    131,675   $ 4.88- 5.50   $   4.98
     Forfeited or canceled. . . . . . . . . . . . . . .    (12,333)          4.88       4.88
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1997. . . . . . . . . . .    119,342   $ 4.88- 5.50   $   5.00         6.4
------------------------------------------------------------------------------------------------------------
1996 Plan:
  Outstanding at December 31, 1995. . . . . . . . . . .          -              -          -
     Granted. . . . . . . . . . . . . . . . . . . . . .    237,000   $ 5.13- 7.31   $   5.34
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . .    237,000     5.13- 7.31       5.34
     Granted. . . . . . . . . . . . . . . . . . . . . .    358,000     4.88- 5.44       5.13
     Forfeited or canceled. . . . . . . . . . . . . . .   (195,500)    4.88- 6.13       5.21
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1997. . . . . . . . . . .    399,500   $ 4.88- 7.31   $   5.21         7.9
------------------------------------------------------------------------------------------------------------
1994 Plan:
  Outstanding at December 31, 1994. . . . . . . . . . .    138,000   $10.25-13.44   $  12.21
     Granted. . . . . . . . . . . . . . . . . . . . . .     93,000     3.50- 7.13       4.20
     Forfeited or canceled. . . . . . . . . . . . . . .    (58,000)    7.13-12.88      11.42
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1995. . . . . . . . . . .    173,000     3.50-12.88       8.28
     Granted. . . . . . . . . . . . . . . . . . . . . .    162,500     3.25-12.88       5.46
     Forfeited or canceled. . . . . . . . . . . . . . .    (44,000)    3.50-12.88       8.11
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . .    291,500     3.25-13.44       6.68
     Granted. . . . . . . . . . . . . . . . . . . . . .    116,000     5.19- 5.31       5.23
     Forfeited or canceled. . . . . . . . . . . . . . .   (172,300)    3.50- 6.13       5.30
     Exercised. . . . . . . . . . . . . . . . . . . . .     (2,700)    3.50- 3.50       3.50
  Outstanding at December 31, 1997. . . . . . . . . . .    232,500   $ 3.25-13.44   $   7.02         5.7
------------------------------------------------------------------------------------------------------------

                                                                         50
                                                           Number                   Weighted     Weighted
                                                             of        Exercise      Average      Average
                                                           Option        Price        Price      Remaining
                                                           shares      per share    per share      Life
------------------------------------------------------------------------------------------------------------
1986 Plan:
  Outstanding at December 31, 1994. . . . . . . . . . .    561,388   $ 4.22-14.25   $  10.16
     Granted. . . . . . . . . . . . . . . . . . . . . .     77,750           3.50       3.50
     Forfeited or canceled. . . . . . . . . . . . . . .    (56,100)         10.00      10.00
     Exercised. . . . . . . . . . . . . . . . . . . . .     (3,150)          7.00       7.00
  Outstanding at December 31, 1995. . . . . . . . . . .    579,888     3.50-14.25       9.30
     Granted. . . . . . . . . . . . . . . . . . . . . .     20,000           3.25       3.25
     Forfeited or canceled. . . . . . . . . . . . . . .   (470,038)    3.50-12.50       9.95
     Exercised. . . . . . . . . . . . . . . . . . . . .    (17,550)    3.50- 5.50       5.05
  Outstanding at December 31, 1996. . . . . . . . . . .    112,300     3.50-14.25       6.12
     Granted. . . . . . . . . . . . . . . . . . . . . .          -              -          -
     Forfeited or canceled. . . . . . . . . . . . . . .    (27,800)    6.50-10.25       9.65
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1997. . . . . . . . . . .     84,500   $ 3.50-14.25   $   4.95         6.4
------------------------------------------------------------------------------------------------------------
Nonstatutory Stock Options:
  Outstanding at December 31, 1994. . . . . . . . . . .    210,000   $ 5.13-10.00   $   7.92
     Granted. . . . . . . . . . . . . . . . . . . . . .    895,000           3.75       3.75
     Forfeited or canceled. . . . . . . . . . . . . . .    (60,000)    5.13-10.00       5.94
     Exercised. . . . . . . . . . . . . . . . . . . . .    (50,000)          5.13       5.13
  Outstanding at December 31, 1995. . . . . . . . . . .    995,000     3.75-10.50       4.10
     Granted. . . . . . . . . . . . . . . . . . . . . .    110,000           6.13       6.13
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . . 1,105,000    3.75-10.00     4.35
     Granted. . . . . . . . . . . . . . . . . . . . . .    150,000     5.13- 5.25       5.17
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1997. . . . . . . . . . .  1,255,000   $ 3.75-10.00   $   4.67         7.6
------------------------------------------------------------------------------------------------------------
FOR ALL PLANS:
  Outstanding at December 31, 1997. . . . . . . . . . .  2,090,842   $ 3.25-14.25   $   5.06         7.3
------------------------------------------------------------------------------------------------------------

    OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1997

                            Options Outstanding                                          Options Exercisable
---------------------------------------------------------------------------     -----------------------------------
                                           Weighted
                                            Average             Weighted                                Weighted
   Range of             Number             Remaining             Average             Number              Average
   Exercise           Outstanding         Contractual           Exercise           Exercisable          Exercise
    Prices            at 12/31/97         Life-Years              Price            at 12/31/96            Price
---------------     ---------------     ---------------     ---------------     ---------------     ---------------

$ 3.25- $  4.78           1,019,000           7.8               $  3.71                 973,200         $  3.73
  4.79-    7.13             876,342           7.2                  5.81                 396,883            5.23
  7.14-   10.25              25,000           5.4                  8.14                   8,150            8.95
 10.26-   14.25             170,500           5.6                 11.46                 111,300           11.62
---------------     ---------------     ---------------     ---------------     ---------------     ---------------

$ 3.25-  $14.25           2,090,842           7.3               $  5.27               1,489,533         $  4.75
===============     ===============     ===============     ===============     ===============     ===============

                                                                         51
     The Company adopted the disclosure requirements of FAS 123, "Accounting for Stock-Based Compensation," effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, as allowed under FAS 123. Accordingly, no compensation cost has been recognized for stock option and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined on the fair value at the grant dates for 1997, 1996 and 1995 awards under those plans consistent with the method in FAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts (in thousands, except net loss per share amounts) indicated below. Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                              1997       1996       1995
                                            --------   --------   --------

     Net loss - pro forma . . . . . . . . . $ (5,411)  $(18,818)  $ (8,003)

     Net loss per share - pro forma
          (basic and diluted) . . . . . . . $  (0.80)  $  (2.81)  $  (1.21)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for 1997, 1996 and 1995: no dividend yield, 70% volatility, risk-free interest rates ranging from 5.74% to 6.90%, and expected lives of three to five years.

     At December 31, 1997, in the 1997 Plan options for 40,225 shares were exercisable and 180,658 options were available for grant; in the 1996 Plan options for 264,467 shares were exercisable and 80,500 options were available for grant; in the 1994 Plan options for 106,958 shares were exercisable and 64,800 options were available for grant; and in the 1986 Plan options for 68,050 shares were exercisable.

     STOCK PURCHASE PLAN. The Company has established an Employee Stock Purchase Plan ("ESPP"). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee's compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. In the offering periods ended June 30 and December 31, 1997, employees purchased 13,126 and 15,435 shares, respectively, at prices of $4.25 and $4.20, respectively. In the offering periods ended June 30 and December 31, 1996, employees purchased 22,786 and

                                                                         52
10,122 shares, respectively, at prices of $3.72 and $4.78, respectively.
In the offering periods ended June 30 and December 31, 1995, employees purchased 14,172 and 25,845 shares, respectively, at prices of $5.10 and $3.72, respectively. The weighted average fair market value of shares under the ESPP was $4.22, $4.76 and $4.53 in 1997, 1996 and 1995,
respectively. The Company has reserved 250,000 shares of common stock for the ESPP, of which 93,861 were available for future issuance as of December 31, 1997.

     STOCK REPURCHASE PROGRAM. In 1994, the Board of Directors authorized the open market repurchase of up to 450,000 shares of the Company's common stock. As of December 31, 1994, the Company had repurchased 194,800 shares at a cost of $2.1 million. These shares are currently being used by the Company to satisfy its obligations under the Company's various employee stock option and purchase plans. In accordance with the terms of the Credit Facility executed by the Company in May 1996 and, as amended, the Company is currently precluded from repurchasing its common stock.

     RIGHTS PLAN. On December 19, 1994, the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock payable to stockholders of record at the close of business on January 3, 1995. Each Right entitled the common stockholder to purchase, in certain circumstances generally relating to a change in control of the Company, one one-thousandth of a share of the Company's Series B Junior Participating Cumulative Preferred Stock, par value $0.25 per share (the "Preferred Shares") at an exercise price of $40, subject to adjustment.
Alternatively, the Right entitled the holder to purchase common stock of the Company having a market value equal to two times the exercise price, or to purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price. The Preferred Shares conferred to holders certain rights as to dividends, voting and liquidation in preference to common stockholders. The Rights were non-voting, were not presently exercisable and traded in tandem with the common stock. The Rights were redeemable, in whole but not in part, by the Company at $0.01 per Right in accordance with the Rights Plan.

     The Rights were scheduled to expire on January 3, 1997, unless earlier redeemed or exchanged. On November 14, 1996, the Board of Directors of the Company extended the Rights Plan until the stockholders' vote, at the annual meeting of stockholders on May 6, 1997, on a proposed three-year extension of such Rights Plan. At the annual meeting held on May 6, 1997, the proposal for such three-year extension of the Rights Plan was defeated.

7.   COMMITMENTS AND CONTINGENCIES

     During the fourth quarter of 1997, the Company recorded an additional accrual of $1.1 million to account for estimated obligations associated with state sales tax activity occurring during the years 1992 though 1995. State sales tax laws generally require collection from customers of sales tax unless such customers provide valid sales tax exemption certificates. Sales tax exemption certificates are customarily issued to those companies that resell products to the federal government.

                                                                         53
     In October 1997, the Company entered into a settlement agreement with the Department of Justice under which the Company will pay the Government a total of $400,000 plus $22,000 in legal fees that are to be paid in three equal installments. The agreement resolves and releases the Company from claims under the previously disclosed GSA audit of the Company's GSA Schedule sales for the years 1988 to the present, and settles and dismisses with prejudice a qui tam lawsuit filed on behalf of the Government regarding such GSA Schedule sales. The qui tam lawsuit naming the Company was filed under seal in 1995 and has been subject to a court order prohibiting disclosure of the suit. The qui tam action was filed by the same individual who filed a similar action against Novell, Inc. in 1992, which Novell settled by paying the government $1.7 million. The Company believes it has settled the Government's claims on favorable terms. Prior to settling with the DOJ, the Company had incurred approximately $1.5 million in attorney and accounting costs in responding to GSA charges and asserting the Company's defenses to the Government's allegations.

     In December 1996, the Company settled litigation pending before the Armed Services Board of Contract Appeals related to the Company's obligation to provide "upgrades" of certain computer software under the Desktop IV Contract. The settlement required the Company to provide, without charge, certain software licenses to users who registered before February 28, 1997. At December 31, 1996, the Company recorded a liability of approximately $3.0 million, which represented management's estimate of the costs necessary to provide the "upgrades" noted above plus estimated professional services costs paid in 1997 related to the ongoing GSA audit.

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

     The Company leases office and warehouse space and various equipment under non-cancelable operating leases. In August 1995, the Company entered into a ten-year agreement to lease approximately 200,000 square feet of warehouse space beginning in December 1996 to accommodate the distribution and storage of merchandise inventories.

     In November 1988, the Company executed a ten-year lease for its corporate headquarters that comprises approximately 120,000 square feet of office space and 14,000 square feet of warehouse space. The Company also entered into a nine-year lease for 55,170 square feet of office space in two buildings beginning December 1, 1989. The lease for the entire facility expires on November 30, 1998. In October 1997, the Company entered into an agreement to lease a new administrative facility consisting of 100,000 square feet of new office space in Chantilly, Virginia. The agreement has a 10 year term with one five year option period and will commence on December 1, 1998. The Company is obligated under the lease agreement to provide to the Landlord a Letter of Credit ("LOC") in the amount of $2.0 million as a security deposit for all tenant requested

                                                                         54
improvements associated with the lease. This deposit will be reduced by 10%, per year, over the life of the lease. Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $3.6 million, $3.4 million, and $3.5 million, respectively. The Company also maintains sales offices in Chicago and in Germany and has, in each of these locations, entered into lease agreements. Collective future minimum lease payments as of December 31, 1997 are as follows (in thousands):

                                            Operating
     Year ending December 31,                Leases
     ------------------------               --------

          1998. . . . . . . . . . . . . . . $  3,510
          1999. . . . . . . . . . . . . . .    1,764
          2000. . . . . . . . . . . . . . .    1,817
          2001. . . . . . . . . . . . . . .    1,869
          2002. . . . . . . . . . . . . . .    1,925
          Thereafter. . . . . . . . . . . .   11,561
                                            --------

     Total minimum lease payments . . . . . $ 22,446
                                            ========

8.   401(K) PLAN

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

9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                                                         55

                                                                                  1997 Quarters Ended
                                                      ----------------------------------------------------------------------------
(In thousands, except per share data)                     March 31,           June 30,         September 30,       December 31,(1)
                                                      ----------------    ----------------    ----------------    ----------------
Sales . . . . . . . . . . . . . . . . . . . . . . .   $ 88,407  100.0%    $ 94,464  100.0%    $ 161,759  100.0%   $141,747  100.0%
Gross margin. . . . . . . . . . . . . . . . . . . .      7,130    8.1        6,832    7.2        11,715    7.2      11,246    7.9
Operating expenses. . . . . . . . . . . . . . . . .      9,883   11.2        9,443   10.0         9,312    5.7      10,289    7.3
(Loss) income from operations . . . . . . . . . . .     (2,753)  (3.1)      (2,611)  (2.8)        2,403    1.5         957    0.6
Interest expense, net . . . . . . . . . . . . . . .        651    0.8          376    0.4           512    0.3       1,561    1.0
(Loss) income before income taxes . . . . . . . . .     (3,404)  (3.9)      (2,987)  (3.2)        1,891    1.2        (604)  (0.4)
Net (loss) income . . . . . . . . . . . . . . . . .     (3,404)  (3.9)      (2,987)  (3.2)        1,891    1.2        (604)  (0.4)
Net (loss) income per share . . . . . . . . . . . .     $(0.51)             $(0.44)               $0.28             $(0.09)
Weighted average number of
   common and common
   equivalent shares outstanding. . . . . . . . . .      6,725               6,725                6,740              6,741


                                                                                  1996 Quarters Ended
                                                      ----------------------------------------------------------------------------
(In thousands, except per share data)                     March 31,           June 30,         September 30,       December 31,(1)
                                                      ----------------    ----------------    ----------------    ----------------
Sales . . . . . . . . . . . . . . . . . . . . . . .   $ 82,792  100.0%    $100,809  100.0%    $ 163,221  100.0%   $144,820  100.0%
Gross margin. . . . . . . . . . . . . . . . . . . .      7,223    8.7        6,853    6.8        11,165    6.8       8,325    5.7
Operating expenses. . . . . . . . . . . . . . . . .      9,314   11.2        8,406    8.3         9,489    5.8      23,088   15.9
(Loss) income from operations . . . . . . . . . . .     (2,091)  (2.5)      (1,553)  (1.5)        1,676    1.0     (14,763) (10.2)
Interest expense, net . . . . . . . . . . . . . . .        848    1.0          710    0.7           495    0.3       1,085    0.7
(Loss) income before income taxes . . . . . . . . .     (2,939)  (3.5)      (2,263)  (2.2)        1,181    0.7     (15,848) (10.9)
Net (loss) income . . . . . . . . . . . . . . . . .     (1,818)  (2.2)      (1,410)  (1.4)          703    0.4     (15,313) (10.6)
Net (loss) income per share . . . . . . . . . . . .     ($0.27)             ($0.21)               $0.10             ($2.28)
Weighted average number of
  common and common
  equivalent shares outstanding . . . . . . . . . .      6,675               6,677                7,060              6,703


(1)  The quarter ended December 31, 1996 includes a pretax charge of $9.1 million ($8.2 million after tax, or $1.22 per share)
     related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.


                                                                         56
                   GOVERNMENT TECHNOLOGY SERVICES, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)


                                                                      Balance    Charged                 Balance
                                                                         at         to                      at
                                                                     Beginning  Costs and                 End of
Description                                                          of Period  Expenses  Deductions(2)   Period
------------------------------------------------------------------   ---------  --------- -------------  --------

Year ended December 31, 1997:

    Allowance for bad debts . . . . . . . . . . . . . . . . . . . .  $  4,535   $  2,800     $(3,242)    $   4,093

    Allowance for slow-moving and obsolete inventory. . . . . . . .     4,566      6,766      (8,483)        2,849

    Allowance for income taxes. . . . . . . . . . . . . . . . . . .     5,147      1,822           -         6,969


Year ended December 31, 1996:

    Allowance for bad debts . . . . . . . . . . . . . . . . . . . .  $  4,268   $  2,761     $(2,494)    $   4,535

    Allowance for slow-moving and obsolete inventory. . . . . . . .     8,250      1,591      (5,275)        4,566

    Allowance for income taxes. . . . . . . . . . . . . . . . . . .         -      5,147           -         5,147


Year ended December 31, 1995:

    Allowance for bad debts . . . . . . . . . . . . . . . . . . . .  $  2,269   $  3,225     $(1,226)    $   4,268

    Allowance for slow-moving and obsolete inventory. . . . . . . .     8,827      5,403      (5,980)        8,250





(1)  Adjustments and amounts written off during the period.


                                                                         57
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 17, 1996.


                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, entitled "Election of Directors -- Nominees," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management -- Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, entitled "Election of Directors -- Nominees" and "Executive Compensation and Other Information -- Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                                                         58
                                 PART  IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.

(A)  (1)   FINANCIAL STATEMENTS

           See the Index included in Item 8 on Page 33 of this Form 10-K.

     (2)   FINANCIAL STATEMENT SCHEDULES

           See the Index included in Item 8 on Page 33 of this Form 10-K.

     (3)   EXHIBITS

     2.1 Stock Purchase Agreement by and among the Registrant, Falcon Microsystems, Inc. and M. Dendy Young dated August 16,
           1994(2)(11)

     3.1   Certificate of Incorporation, as amended(3)(6)(13)(17)

     3.2   Bylaws, as amended

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

     10.2  Employee Stock Purchase Plan, as amended to date(1)(6)

     10.3 GSA Schedule B/C Award/Contract No. GS00K95AGS6407 dated April 1, 1996, issued by the General Services Administration to the Registrant for the three-year period ending March 31, 1999(2)(16), and amendment thereto dated November 26, 1997

     10.4 GSA Schedule A Award/Contract No. GS00K94AGS5681 dated October 1, 1993, issued by the General Services Administration to the Registrant, and Modifications during 1993(2)(9); and Modifications during the quarter ended December 31, 1994(12)

     10.5 Deed of Lease Agreement I dated as of November 17, 1987 between the Registrant and Enterprise Center Limited Partnership Number Two covering part of the Registrant's facilities in Chantilly, Virginia, as amended by Amendment No. One dated December 14, 1988(3)

                                                                         59
     10.6 Deed of Lease Agreement II dated as of November 17, 1987 between the Registrant and Enterprise Center Limited
           Partnership Number Two covering part of the Registrant's facilities in Chantilly, Virginia, as amended by Amendment No. One dated December 14, 1988(3)

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

     10.17 Stock Bonus Agreement dated August 25, 1993 between the Registrant and Frank H. Slovenec(1)(8)

     10.18 Authorized Apple Dealer Sales Agreement between Apple Computer, Inc. and the Registrant, effective April 1993(7)

                                                                         60
     10.19 U.S. Air Force Desktop IV Microsystems Contract No. F01620-93-D-0001 dated February 2, 1993; Modifications during 1993(2)(9); and Modifications during the quarter ended March
           31, 1994(10); and Modifications during the quarter ended June 30, 1995(14)

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

     10.26 Letter agreement dated January 16, 1996 between the Registrant and Microsoft Corporation(15)

     10.27 Employment Agreement dated December 18, 1995 between the Registrant and M. Dendy Young(1)(15)

     10.28 Employment Agreement dated December 18, 1995 between the Registrant and Peter E. Janke(1)(15)

     10.29 Settlement Agreement between the Registrant and the U.S. Air Force with respect to the Desktop IV Microsystems Contract No. F01620-93-D-0001(2)

     10.30 Asset Purchase Agreement dated as of February 12, 1998 among the Registrant, BTG, Inc., BTG Technology Systems, Inc. and Concept Automation, Inc. of America (excluding attachments and exhibits)(17)

     10.31 Standstill Agreement between the Registrant and BTG, Inc. dated as of February 12, 1998(17)

                                                                         61
     10.32 Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Redeemable Convertible Preferred Stock of the Registrant filed February 12, 1998 with the Secretary of State of Delaware(17)

     10.33 1994 Stock Option Plan, as amended to date(1)

     10.34 1996 Stock Option Plan(1)

     10.35 Employment Agreement dated January 1, 1998 between the
           Registrant and M. Dendy Young(1)

     10.36 Lease dated December 10, 1997 between the Registrant and Petula Associates, Ltd. covering new headquarters facility (excluding attachments and exhibits)

     10.37 Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent (excluding attachments and exhibits)

     11.1  Computation of Earnings Per Share

     23.1  Consent of Arthur Andersen LLP

     23.2  Consent of Coopers & Lybrand, L.L.P.

________________________

     (1) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     (2) Confidential treatment has been granted for portions of this exhibit, and such confidential portions have been removed from this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

     (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-41351) filed with the Commission on June 21, 1991.

     (4) Incorporated by reference to Pre-effective Amendment No. 3 to the Registrant's Registration Statement on Form S-1
           (Registration No. 33-41351) filed with the Commission on September 20, 1991.

                                                                         62
     (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-55090) filed with the Commission on November 25, 1992.

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

     (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1993.

     (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended September 30, 1993.

     (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1993.

     (10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1994.

     (11) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 31, 1994, as amended by Form 8-K/A No. 1 filed with the Commission on October 31, 1994.

     (12) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1994.

     (13) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 1995.

     (14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1995.

     (15) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1995.

     (16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1996.

     (17) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on February 12, 1998.

                                                                         63
(B)  REPORTS ON FORM 8-K

     (1) On October 9, 1997, the Registrant filed a Current Report on Form 8-K reporting that the Registrant had reached an agreement of certain legal matters.

     (2) On December 19, 1997, the Registrant filed a Current Report on Form 8-K reporting that the Registrant had signed a letter of intent for the purchase by the Registrant of the product sales division of BTG, Inc.

     (3) On January 13, 1998, the Registrant filed a Current Report on Form 8-K reporting that the Registrant had amended the above-referenced letter of intent.

     (4) On January 26, 1998, the Registrant filed a Current Report on Form 8-K reporting that the Registrant had extended the above-referenced letter of intent.

     (5) On February 12, 1998, the Registrant filed a Current Report on Form 8-K reporting that the Registrant had completed the transaction contemplated by the above-referenced letter of intent.

(C)  EXHIBITS

           See the list of Exhibits in Item 14(a)(3) beginning on Page 58 of this Form 10-K.

(D)  FINANCIAL STATEMENT SCHEDULES

           See the Index included in Item 8 on Page 33 of this Form 10-K.

                                                                         64
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, Commonwealth of Virginia.

                                     GOVERNMENT TECHNOLOGY SERVICES, INC.



Dated:  March 30, 1998               By:         /s/ M. Dendy Young
                                          --------------------------------
                                                   M. Dendy Young,
                                                    President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                        Date
         ---------                   -----                        ----



/s/ Lawrence J. Schoenberg   Chairman of the Board           March 30, 1998
---------------------------
  Lawrence J. Schoenberg



    /s/ M. Dendy Young       President and                   March 30, 1998
---------------------------  Chief Executive Officer
      M. Dendy Young         (Principal Executive Officer)
                             and a Director


  /s/ Stephen L. Waechter    Senior Vice President and       March 30, 1998
---------------------------  Chief Financial Officer
    Stephen L. Waechter      (Principal Financial and
                             Accounting Officer)


    /s/  Tania Amochaev      Director                        March 30, 1998
---------------------------
      Tania Amochaev



                             Director                        March 30, 1998
---------------------------
   Dr. Edward H. Bersoff

                                                                         65
         Signature                   Title                        Date
         ---------                   -----                        ----



   /s/  Gerald W. Ebker      Director                        March 30, 1998
---------------------------
      Gerald W. Ebker



     /s/  Lee Johnson        Director                        March 30, 1998
---------------------------
        Lee Johnson



     /s/ Steven Kelman       Director                        March 30, 1998
---------------------------
   Steven Kelman, Ph. D.



    /s/  James J. Leto       Director                        March 30, 1998
---------------------------
       James J. Leto



    /s/  John M. Toups       Director                        March 30, 1998
---------------------------
       John M. Toups

                                                                         66
                             INDEX TO EXHIBITS
===========================================================================
  EXHIBIT |
  NUMBER  | DESCRIPTION
---------------------------------------------------------------------------
    3.2   | Bylaws, as amended
---------------------------------------------------------------------------
   10.3 | Amendment dated November 26, 1997 to GSA Schedule B/C Award/Contract No. GS00K95AGS6407 dated April 1, 1996, issued by the General Services Administration to the Registrant for the three-year period ending March 31, 1999
---------------------------------------------------------------------------
   10.33  | 1994 Stock Option Plan, as amended to date
---------------------------------------------------------------------------
   10.34  | 1996 Stock Option Plan
---------------------------------------------------------------------------
   10.35 | Employment Agreement dated January 1, 1998 between the Registrant and M. Dendy Young
---------------------------------------------------------------------------
   10.36  | Lease dated December 10, 1997 between the Registrant and
            Petula Associates, Ltd. covering new headquarters facility (excluding attachments and exhibits)
---------------------------------------------------------------------------
   10.37 | Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent (excluding attachments and exhibits)
---------------------------------------------------------------------------
   11.1   | Computation of Earnings Per Share
---------------------------------------------------------------------------
   23.1   | Consent of Arthur Andersen LLP
---------------------------------------------------------------------------
   23.2   | Consent of Coopers & Lybrand, L.L.P.
===========================================================================