Form 10-Q
period 1998-03-31
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1998-05-15
CIK 850483

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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
[X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                     Shares Outstanding at May 1, 1998
------------------------------    --------------------------------------
Common Stock, $0.005 par value                   6,778,180

                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                       Quarterly Report on Form 10-Q
               for the Quarterly Period Ended March 31, 1997


Table of Contents                                                      Page
-----------------                                                      ----

COVER PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

TABLE OF CONTENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS -

        Consolidated Balance Sheets as of
            March 31, 1998 and December 31, 1997. . . . . . . . . . . . . 3

        Consolidated Statements of Operations for the
            Three Months Ended March 31, 1998 and 1997. . . . . . . . . . 4

        Consolidated Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997. . . . . . . . . . 5

        Notes to Consolidated Financial Statements. . . . . . . . . . . . 6

    ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .11


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


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                 MARCH 31,   DECEMBER 31,
ASSETS                                             1998           1997
                                               ------------  ------------
                                                (Unaudited)     (Audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . $      168     $      856
  Accounts receivable, net. . . . . . . . . . .     82,433         90,905
  Merchandise inventories . . . . . . . . . . .     65,141         33,000
  Net deferred taxes and other. . . . . . . . .      3,177          3,423
                                                ----------     ----------
    Total current assets. . . . . . . . . . . .    150,919        128,184

Property and equipment, net . . . . . . . . . .      7,776          8,217
Intangible assets, net. . . . . . . . . . . . .        367            534
Net deferred taxes and other. . . . . . . . . .        529            529
                                                ----------     ----------
    Total assets. . . . . . . . . . . . . . . . $  159,591     $  137,464
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . .     13,324         21,569
  Accounts payable. . . . . . . . . . . . . . .     87,408         67,720
  Accrued liabilities . . . . . . . . . . . . .      9,276          8,035
                                                ----------     ----------
    Total current liabilities . . . . . . . . .    110,008         97,324

Other liabilities . . . . . . . . . . . . . . .        244            266
                                                ----------     ----------
    Total liabilities . . . . . . . . . . . . .    110,252         97,590
                                                ----------     ----------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $0.25 par value;
    680,850 shares authorized; 15,375 issued
    and outstanding at March 31, 1998; and
    none issued and outstanding at December
    31, 1997. . . . . . . . . . . . . . . . . .     12,952              -
  Common Stock - $0.005 par value;
    10,000,000 shares authorized;
    6,806,084 shares issued and 6,763,180
    outstanding at March 31, 1998; and
    6,806,084 shares issued and 6,756,180
    outstanding at December 31, 1997. . . . . .         34             34
  Capital in excess of par value. . . . . . . .     33,033         33,086
  Retained earnings . . . . . . . . . . . . . .      3,785          7,295
  Treasury stock, 42,904 shares at March 31,
    1998; and 49,904 shares at December 31,
    1997, at cost . . . . . . . . . . . . . . .       (465)          (541)
                                                ----------     ----------
    Total stockholders' equity. . . . . . . . .     49,339         39,874
                                                ----------     ----------
    Total liabilities and stockholders'
      equity. . . . . . . . . . . . . . . . . . $  159,591     $  137,464
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

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In thousands, except per share amounts)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               -------------------------
                                                   1998           1997
                                               ------------  ------------

Sales . . . . . . . . . . . . . . . . . . . . . $   99,094     $   88,407

Cost of sales . . . . . . . . . . . . . . . . .     90,554         81,277
                                                ----------     ----------

Gross margin. . . . . . . . . . . . . . . . . .      8,540          7,130

Operating expenses. . . . . . . . . . . . . . .     11,602         10,115
                                                ----------     ----------

Loss from operations. . . . . . . . . . . . . .     (3,062)        (2,985)

Interest expense, net of interest income of
  $105 and $80, respectively. . . . . . . . . .        447            419
                                                ----------     ----------

Loss before taxes . . . . . . . . . . . . . . .     (3,509)        (3,404)

Income tax benefit. . . . . . . . . . . . . . .          -              -
                                                ----------     ----------

Net loss. . . . . . . . . . . . . . . . . . . . $   (3,509)    $   (3,404)
                                                ==========     ==========

Net loss per share. . . . . . . . . . . . . . . $    (0.52)    $    (0.51)
                                                ==========     ==========

Weighted average number of shares outstanding .      6,756          6,725
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

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                           1998      1997
                                                        --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . $ (3,509) $ (3,404)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization . . . . . . . . . .      961       894
      Accounts receivable . . . . . . . . . . . . . . .    8,472    30,197
      Merchandise inventories . . . . . . . . . . . . .  (32,140)    9,401
      Other assets. . . . . . . . . . . . . . . . . . .      329       470
      Accounts payable. . . . . . . . . . . . . . . . .   19,688   (23,841)
      Other liabilities . . . . . . . . . . . . . . . .    1,219      (892)
                                                        --------  --------
        Net cash provided by (used in) operating
          activities. . . . . . . . . . . . . . . . . .   (4,980)   12,825
                                                        --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of property and equipment . . . . . . . . . . .     (438)     (489)
   Payment related to asset purchase of
      BTG Division. . . . . . . . . . . . . . . . . . .   (7,826)        -
   Proceeds from sales of  property and equipment . . .        -        21
                                                        --------  --------
        Net cash provided by (used in) investing
          activities. . . . . . . . . . . . . . . . . .   (8,264)     (468)
                                                        --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of bank notes, net. . . . . . . . . . . . .     (419)  (12,236)
   Proceeds from issuance of preferred stock
      pursuant to asset purchase of BTG Division. . . .   12,952         -
   Proceeds from exercises of stock options
      and warrants. . . . . . . . . . . . . . . . . . .       23         -
                                                        --------  --------
        Net cash provided by (used in) financing
          activities. . . . . . . . . . . . . . . . . .   12,556   (12,236)
                                                        --------  --------

Net increase in cash. . . . . . . . . . . . . . . . . .     (688)      121
Cash at beginning of period . . . . . . . . . . . . . .      856        48
                                                        --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . $    168  $    169
                                                        ========  ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . $    707  $    607
      Income taxes. . . . . . . . . . . . . . . . . . .        -         2



              The accompanying notes are an integral part of
                 these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations for the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 1997 and the accompanying Notes to the Financial Statements, contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

     Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

     EARNINGS PER SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently share in the earnings of the entity. Since the effect of outstanding options is anti-dilutive, they have been excluded from the Company's computation of net loss per share.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components, and SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers.
SFAS 130 is effective for financial statements issued for fiscal years beginning after December 31, 1997. Accordingly, effective January 1, 1998, the Company adopted SFAS 130 and in accordance therewith, the Company's

Comprehensive Income equals reported "Net Income (Loss)." SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997; however, in the initial year of application, SFAS 131 need not be applied to interim financial statements.

2.   NOTES PAYABLE TO BANKS

     On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collectively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"). Interest under the inventory financing facility is accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain quarterly financial covenants.

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

     On February 11, 1998, the Second Amended and restated Business Credit and Security Agreement was revised to limit the total amount available under the facility to $60 million for an additional two months. The total available under the facility is reduced to $30 million only during the period April 1, 1998 to July 31, 1998. As for the Wholesale Financing facility, the amount available under the agreement remains at $20 million and is used solely for inventory purchases. The amount available is reduced to $10 million only during the period April 1, 1998 to July 31, 1998. All other terms of both facilities remain the same. Interest under the Credit Facility is payable quarterly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.95% (8.64% at March 31,
1998). Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends, the repurchase of stock, and provisions specifying compliance with certain quarterly and annual financial statistical ratios. At March 31, 1998, the Company was in compliance with its quarterly financial covenants.

     The Company is in the process of renegotiating the terms of its credit facility for the renewal period beginning August 1, 1998.

3.   ACQUISITION

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

     Subsequent to the closing, BTG delivered to the Company certain other inventory for which BTG has submitted an invoice in the amount of $3,500,000, as estimated by BTG, payable net 90 days. The Company and BTG are engaged in discussions regarding the manner of crediting and disposing of such inventory and payment, if any, therefor under the Asset Purchase Agreement or under a possible amendment or supplement thereto, or other agreement, that the parties may negotiate.

     Pursuant to the Asset Purchase Agreement, the Company agreed to convene a meeting of stockholders no later than January 1, 1999 (the "First

Meeting") to approve a proposal to convert the Series C Preferred Stock into 3,000,000 shares of Common Stock (the "Conversion Proposal"), and a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000 (the "Charter Amendment Proposal"). If the Conversion Proposal and the Charter Amendment Proposal are approved, the Series C Preferred Stock will be converted automatically into that number of shares of Common Stock equal to the liquidation preference of the Series C Preferred Stock ($15,375,000 or $1,000 per share) plus all accrued and unpaid dividends thereon divided by the conversion price of $5.125. If the Conversion Proposal and the Charter Amendment Proposal are approved at the Annual Meeting of Stockholders scheduled to be held on May 12, 1998, which will be the First Meeting, the Series C Preferred Stock will be converted into 3,000,000 shares of Common Stock. If the Conversion Proposal and the Charter Amendment Proposal are not approved at the Annual Meeting, (a) the Company has agreed to convene a second meeting of stockholders no later than January 1, 2000 to approve the Conversion Proposal and the Charter Amendment Proposal, and (b) the Series C Preferred Stock will begin to accrue dividends.

     The acquisition of the BTG Division was accounted for using the purchase method of accounting. The purchase price was allocated to tangible assets based on fair value ($22 million of product inventory). The financial statements include the results of operation of the BTG Division since the acquisition date.

     The following table sets forth the unaudited pro forma results of operations of the Company and the BTG Division for the three months ended March 31, 1997 and 1998, assuming the acquisition occurred on January 1, 1997. Net loss for 1998 excludes approximately $1 million of operating cost directly attributable to the acquisition.

                                           1998           1997
                                        ----------     ----------

     Revenues . . . . . . . . . . . . . $  140,231     $  149,504

     Net loss . . . . . . . . . . . . . $   (2,874)    $   (4,515)

     Loss per share . . . . . . . . . . $    (0.43)    $    (0.67)

     This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

4.   PROPERTIES

     The Company's administrative offices are located in an approximate 190,000-square foot group of facilities in Chantilly, Virginia under a lease expiring in November 1998. In November 1997, the Company entered into an agreement to build and lease a new administrative facility consisting of approximately 100,000 square feet. The agreement has a 10-year term with one 5-year option period and will commence on December 1, 1998. The Company, as obligated under the agreement, provided to the Landlord two Letters of Credit ("LOC") in the amounts of $600,000 on December 11, 1997 and $1.4 million on April 20, 1998 as a security deposit for all tenant-requested improvements associated with the lease. The deposit will be reduced by 10% per year, over the life of the lease.

     In addition to the administrative offices, the Company leases a separate 200,000 square foot warehouse and distribution facility in Chantilly, Virginia, under a lease expiring December 2006. As a result of the BTG Division acquisition, the Company also has an agreement to sublease from BTG two warehouse and distribution facilities located in Chattanooga, Tennessee and Fairfax, Virginia, respectively. The Chattanooga facility's sublease will expire in March of 1999, and the Fairfax facility's sublease will expire in August of 1998.

     The Company also has branch sales offices located in Chicago, Illinois and Heidelberg, Germany, which operate under multi-year leases expiring at various times throughout 1998.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the Company's consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 1997. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

       GTSI is one of the largest dedicated resellers of microcomputers and Unix workstation hardware, software and networking products to the Government. The Company currently offers access to over 150,000 information technology products from more that 1,200 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost effective centralized source of microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

       The Company is committed to and focused on the government customer. The Company's primary strategy is to focus on maximizing its presence in the government market by competitively bidding as many contract vehicles as possible under various government purchasing programs, maintaining and establishing relationships with vendors which allow for a broader product offering, and focusing to increasing customer responsiveness and service. The February 12, 1998 acquisition of the BTG Division provides the Company with key government contract vehicles, especially indefinite delivery/indefinite quantity contracts, that will continued to enhance its presence in the Government market.

       Changes in sales throughout the Company's history have been attributed to increased or decreased unit sales, to expansion of the Company's product offerings, to the addition of new vendors and to the addition or expiration of contract sales vehicles. The Company's financial results have fluctuated seasonally, and may continue to do so because of the of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.

                                                                                    PERCENTAGE
                                                                    PERCENTAGE        CHANGE
                                                                     OF SALES       ----------
                                                                ------------------     THREE
                                                                       THREE          MONTHS
                                                                   MONTHS ENDED        ENDED
                                                                     MARCH 31,       MAR. 31,
                                                                ------------------     1997
                                                                  1998      1997      TO 1998
                                                                --------  --------  ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .    100.0%    100.0%      12.1%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .     91.4      91.9      (11.4)
                                                                --------  --------
Gross margin. . . . . . . . . . . . . . . . . . . . . . . . .      8.6       8.1       19.8
                                                                --------  --------
Operating expenses:
 Selling, general and administrative. . . . . . . . . . . . .     10.7      10.4       14.4
 Depreciation and amortization. . . . . . . . . . . . . . . .      1.0       1.0        8.3
                                                                --------  --------
Total operating expenses. . . . . . . . . . . . . . . . . . .     11.7      11.4       14.7
                                                                --------  --------
Loss from operations. . . . . . . . . . . . . . . . . . . . .     (3.1)     (3.3)      (2.6)
Interest expense, net . . . . . . . . . . . . . . . . . . . .      0.5       0.5        6.9
                                                                --------  --------
Loss before taxes . . . . . . . . . . . . . . . . . . . . . .     (3.6)     (3.8)      (3.1)
Income tax benefit. . . . . . . . . . . . . . . . . . . . . .       -         -          -
                                                                --------  --------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .     (3.6)%    (3.8)%     (3.1)%
                                                                ========  ========

     The following table sets forth, for the periods indicated, the approximate sales by sales category, along with related percentages of total sales.

SALES CATEGORY                                   THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------
(Dollars in thousands)                             1998                1997
                                            ------------------- -------------------
GSA Schedules . . . . . . . . . . . . . .   $ 25,965    26.2%   $  32,010   36.2%
IDIQ Contracts. . . . . . . . . . . . . .     50,817    51.3       26,028   29.5
Open Market . . . . . . . . . . . . . . .     16,558    16.7       22,647   25.6
Other Contracts . . . . . . . . . . . . .      5,754     5.8        7,722    8.7
                                            --------- --------- --------- ---------
   Total. . . . . . . . . . . . . . . . .   $ 99,094   100.0%   $  88,407  100.0%
                                            ========= ========= ========= =========

THREE MONTHS ENDED MARCH 31, 1998 COMPARED
WITH THE THREE MONTHS ENDED MARCH 31, 1997

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the first quarter of 1998, sales increased by $10.7 million, or 12.1% from the same period in 1997. This increase is a result of increased sales under indefinite-delivery/indefinite quantity ("IDIQ") contracts of $24.8 million or 95.2%. The increased IDIQ contract sales were partially offset by decreased sales under GSA Schedule and Open Market Contracts of $6.0 million and $6.1 million respectively. The decline in Open Market sales, in management's belief, is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g., GSA schedule contracts, BPA's) in a quicker and easier manner than was the case before such changes.

     From a vendor perspective, sales of Hewlett-Packard Company, CISCO Systems Incorporated and Everex Systems Incorporated products increased approximately $8.0 million (from $12.9 million to $20.9 million), $3.9 million (from $300,000 to $4.2 million), and $8.5 million (from $14,000 to $8.5 million) respectively. These increases were partially offset by lower Apple Computer, Inc., Nexar Technologies, Inc., Compaq Computer Corporation and International Business Machines Corporation-label products of $1.7 million, $2.0 million, $3.8 million and $1.6 million, respectively.

     Booked Backlog at March 31, 1998, was approximately $69.5 million compared to $31.1 million at March 31, 1997. Booked Backlog was $61.6 million at April 30, 1998, up $30.8 million, or 100%. The increase in booked backlog is primarily related to orders that were recorded as part of the BTG Division acquisition. Booked backlog represents orders received but product has yet to ship.

     GROSS MARGIN. Gross margin is sales less cost of sales, which includes product purchase cost, freight, warranty maintenance cost and certain other overhead expenses related to the cost of acquiring products. Gross Margin percentages vary over time and change significantly depending on the contract vehicle and product involved; therefore, the Company's overall gross margin percentages are dependent on the mix and timing of products sold and the strategic use of available contract vehicles.

     During the first quarter of 1998, gross margin increased by approximately $1.4 million, or 19.8%. In addition, gross margin, as a percentage of sales, increased slightly from 8.1% to 8.6%. The increase in gross margin is the result of recognition of greater price protection credits partially offset by increased product warranty maintenance expense. The change in gross margin percentage is not necessary indicative of gross margin percentages to be earned in future periods.

     OPERATING EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1998 increased by approximately $1.5 million, or 14.7%, from the same period in 1997. The increase was due primarily to operating costs related to the BTG Division acquisition in the amount of $1.0 million, and the increase in the overall volume of business. Expressed as a percentage of total sales, selling, general and administrative expenses increased for the three months ended March 31, 1998, to 10.7% from 10.4% in the three months ended March 31, 1997. Excluding the BTG Division acquisition-related costs of $1.0 million, selling, general and administrative expenses decreased for the three months ended March 31, 1998, to 9.7% from 10.4% in the three months ended March 31, 1997. This decrease is reflective of the growth in sales of 12.1% requiring less additional infrastructure expenses as existing facilities and personnel are utilized more effectively.

     INTEREST EXPENSE. Interest expense for the three months ended March 31, 1998 increased by $53,000, or 10.6%, from the same period in 1997. The increase was primarily attributable to the additional borrowings required for the BTG Division acquisition.

     INCOME TAXES. No tax benefit was recognized with respect to the Company's operating loss in the first quarter of 1998 as the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash of approximately $5.0 million was used in operating activities during the three months ended March 31, 1998. Merchandise inventories increased significantly due to the acquisition of the BTG Division. A portion of the increase in inventories was offset by increases in accounts payable. Accounts receivable decreased on higher sales volume for the quarter, reflecting improved collection activity.

     Investing activities used cash of approximately $8.3 million during the three months ended March 31, 1998. The primary reason was the cash payment in February 1998 of $7.8 million relating to the acquisition of the BTG Division.

     During the three months ended March 31, 1998, the Company's financing activities provided cash of approximately $12.6 million. The Company received proceeds of $13.0 million from the issuance of 15,875 shares of preferred stock relative to the BTG Division acquisition. The net payments against the Company's bank notes includes $7.8 million used to fund the cash portion of the BTG Division acquisition. At March 31, 1998, the Company had approximately $16.7 million available for borrowing under its credit facility.

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

     Interest under the Credit Facility is payable quarterly and is accrued at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.95% (8.64% at March 31, 1998). Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants, including restrictions on the payment of dividends and repurchase of stock, and provisions specifying compliance with certain financial ratios. At March 31, 1998, the Company was in compliance with its quarterly financial covenants.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed. The Company is in the process of renegotiating its terms with its credit facility for the renewal period beginning August 1, 1998.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     This Form 10-Q, including certain documents incorporated herein by reference, contains "forward-looking" statements that involve certain risks and uncertainties. Actual results may differ materially from results express or implied by such forward-looking statements, based on numerous factors. Such factors include, but are not limited to, competition in the government markets, buying patterns of the Company's customers, general economic and political conditions, results of negotiations with the Company's lenders concerning a new credit facility, changes in laws and government procurement regulations, and other risks described in this Form 10-Q and in the Company's other SEC filings. For these statements, the Company claims the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS --

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

          11   Computation of Earnings Per Share

     (b)  Reports on Form 8-K:

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

          (6) On April 2, 1998, the Registrant filed Amendment No. 1 to Current Report on Form 8-K/A to provide the required financial statements in connection with the completion of the above-referenced transaction.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Date:  May 15, 1997

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/  DENDY YOUNG
                                     --------------------------------------
                                      Dendy Young
                                      Chairman, President and
                                      Chief Executive Officer



                                 By:   /s/ STEPHEN L. WAECHTER
                                     --------------------------------------
                                      Stephen L. Waechter
                                      Senior Vice President and
                                      Chief Financial Officer

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