Form 10-Q
period 1998-06-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1998-08-14
CIK 850483

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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
[X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                   Shares Outstanding at August 1, 1998
------------------------------    --------------------------------------
Common Stock, $0.005 par value                   9,787,547

                                                                          2
                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                       Quarterly Report on Form 10-Q
               for the Quarterly Period Ended June 30, 1998

                                   INDEX
                                   -----


Table of Contents                                                      Page
-----------------                                                      ----

COVER PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

TABLE OF CONTENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS -

        Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . 3

        Consolidated Statements of Operations for the Three Months
            and Six Months Ended June 30, 1998 and 1997 . . . . . . . . . 4

        Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . 5

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


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

                                                                          3
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                                       JUNE 30,  DECEMBER 31,
ASSETS                                                                   1998        1997
                                                                     ----------- ------------
                                                                     (Unaudited)  (Audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      116  $       856
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . .       104,532       90,905
  Merchandise inventories . . . . . . . . . . . . . . . . . . . .        45,354       33,000
  Net deferred taxes and other. . . . . . . . . . . . . . . . . .         3,051        3,423
                                                                     ----------  -----------
     Total current assets . . . . . . . . . . . . . . . . . . . .       153,053      128,184

Property and equipment, net . . . . . . . . . . . . . . . . . . .         7,567        8,217
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .           282          534
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,249          529
                                                                     ----------  -----------

     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $  163,151  $   137,464
                                                                     ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . . . . . .         8,856       21,569
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        94,243       67,720
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .        10,234        8,035
                                                                     ----------  -----------
     Total current liabilities. . . . . . . . . . . . . . . . . .       113,333       97,324

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .           222          266
                                                                     ----------  -----------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .       113,555       97,590
                                                                     ----------  -----------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $0.25 par value; 680,850 shares authorized;
     none issued or outstanding . . . . . . . . . . . . . . . . .             -            -
  Common Stock - $0.005 par value; 20,000,000 shares authorized;
     9,806,084 shares issued and 9,787,547 outstanding at
     June 30, 1998; and 6,806,084 shares issued and 6,756,180
     outstanding at December 31, 1997 . . . . . . . . . . . . . .            49           34
  Capital in excess of par value. . . . . . . . . . . . . . . . .        45,795       33,086
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .         3,953        7,295
  Treasury stock, 18,537 shares at June 30, 1998; and
     49,904 shares at December 31, 1997, at cost. . . . . . . . .          (201)        (541)
                                                                     ----------  -----------
     Total stockholders' equity . . . . . . . . . . . . . . . . .        49,596       39,874
                                                                     ----------  -----------

     Total liabilities and stockholders' equity . . . . . . . . .    $  163,151  $   137,464
                                                                     ==========  ===========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                                                                          4
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In thousands, except per share amounts)


                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                          -------------------   -------------------
                                                            1998       1997       1998      1997
                                                          --------   --------   --------  --------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .   $136,901   $ 94,464   $235,995  $182,871

Cost of sales . . . . . . . . . . . . . . . . . . . . .    124,536     87,632    215,090   168,908
                                                          --------   --------   --------  --------

Gross margin. . . . . . . . . . . . . . . . . . . . . .     12,365      6,832     20,905    13,963

Operating expenses. . . . . . . . . . . . . . . . . . .     11,789      9,770     23,391    19,886
                                                          --------   --------   --------  --------

Income (loss) from operations . . . . . . . . . . . . .        576     (2,938)    (2,486)   (5,923)

Interest expense, net of interest income of $73 and $47
  for the three months ended June 30, 1998 and 1997,
  respectively; and $178 and $127 for the six months
  ended June 30, 1998 and 1997, respectively. . . . . .        408         49        855       467
                                                          --------   --------   --------  --------

Income (loss) before taxes. . . . . . . . . . . . . . .        168     (2,987)    (3,341)   (6,390)

Income tax provision (benefit). . . . . . . . . . . . .          -          -          -         -
                                                          --------   --------   --------  --------

Net income (loss) . . . . . . . . . . . . . . . . . . .   $    168   $ (2,987)  $ (3,341) $ (6,390)
                                                          ========   ========   ========  ========

Basic net income (loss) per share . . . . . . . . . . .   $   0.02   $  (0.44)  $  (0.44) $  (0.95)
                                                          ========   ========   ========  ========

Diluted net income (loss) per share . . . . . . . . . .   $   0.02   $  (0.44)  $  (0.44) $  (0.95)
                                                          ========   ========   ========  ========

Basic weighted average shares outstanding . . . . . . .      8,422      6,725      7,589     6,725
                                                          ========   ========   ========  ========

Diluted weighted average shares outstanding . . . . . .      8,631      6,725      7,589     6,725
                                                          ========   ========   ========  ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                                                                          5
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                -------------------
                                                                                  1998      1997
                                                                                --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (3,341) $ (6,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .      1,802     1,759
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (13,628)   19,117
  Merchandise inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        599     7,792
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,309)       12
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26,523    (4,466)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,200    (3,105)
                                                                                --------  --------
     Net cash provided by (used in) operating activities. . . . . . . . . . .     12,846    14,719
                                                                                --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of property and equipment. . . . . . . . . . . . . . . . . . . . . . .       (986)   (1,716)
  Payment related to asset purchase of BTG Division . . . . . . . . . . . . .     (7,826)        -
  Proceeds from sales of  property and equipment. . . . . . . . . . . . . . .          -        21
                                                                                --------  --------
     Net cash provided by (used in) investing activities. . . . . . . . . . .     (8,812)   (1,695)
                                                                                --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of bank notes, net . . . . . . . . . . . . . . . . . . . . . . . .     (4,887)  (13,058)
  Proceeds from exercises of stock options and warrants . . . . . . . . . . .        113        55
                                                                                --------  --------
     Net cash provided by (used in) financing activities. . . . . . . . . . .     (4,774)  (13,003)
                                                                                --------  --------

Net (decrease) increase in cash . . . . . . . . . . . . . . . . . . . . . . .       (740)       21
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .        856        48
                                                                                --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    116  $     69
                                                                                ========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,122  $    756
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         2

Supplemental disclosure of non-cash activities:
  The Company issued 15,375 shares of preferred stock in exchange for $15.375 million of inventory in connection with the acquisition of the BTG Division. The shares of preferred stock were subsequently converted to 3.0 million shares of common stock.



              The accompanying notes are an integral part of
                 these consolidated financial statements.

                                                                          6
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations for the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 1997 and the accompanying Notes to the Financial Statements, contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

     Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

     EARNINGS PER SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently share in the earnings of the entity. Outstanding common stock options and common stock purchase warrants were not included in the calculation of diluted per share results for the three months ended June 30, 1997 and the six month periods ended June 30, 1998 and 1997, since the effect of which would result in anti-dilutive per-share results.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components, and SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers.
SFAS 130 is effective for financial statements issued for fiscal years beginning after December 31, 1997. Accordingly, effective January 1, 1998, the Company adopted SFAS 130 and in accordance therewith, the Company's Comprehensive Income equals reported "Net Income (Loss)." SFAS 131 is

                                                                          7
effective for financial statements issued for fiscal years beginning after December 15, 1997; however, in the initial year of application, SFAS 131 need not be applied to interim financial statements.

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

     On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement"). The agreement modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with certain 1996 year-end financial covenants. The total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction during the period February 1 through July 31 of each year. Further, the Wholesale Financing Facility was increased from $10 million to $20 million, with a $10 million reduction during the period March 1 through July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of all financial covenants.

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

     On February 11, 1998, the Credit Agreement was revised to, among other things, limit the total amount available under the facility to $60 million for an additional two months. The total available under the facility was reduced to $30 million only during the period April 1, 1998 to July 31, 1998. As for the Wholesale Financing Facility, the amount available under the agreement remained at $20 million and was to be used solely for inventory purchases. The amount available was reduced to $10 million only during the period April 1, 1998 to July 31, 1998. All other material terms of both facilities remained the same.

     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing

                                                                          8
Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. Prior to execution of these amendments, the interest rate under the Credit Agreement was LIBOR plus 2.95% (8.64% at June 30, 1998). The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1 through January 31, and decrease to $10 million during the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same.

     At June 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios.

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

                                                                          9
     Subsequent to the closing, BTG delivered to the Company certain other inventory ("Surplus Inventory") for which BTG submitted an invoice to the Company in the amount of $3,500,000, as estimated by BTG, payable net 90 days. By letter dated May 15, 1998, the Company and BTG agreed that BTG would invoice (payable on June 30, 1998) GTSI an aggregate of $3,912,419.58 ($3,500,000 of which had previously been invoiced) for Surplus Inventory. In addition, the parties agreed that on June 30, 1998, BTG would pay to the Company $1 million, which would constitute full and complete payment for any inventory shortfall as described in the Asset Purchase Agreement, as well as $250,000 for costs associated with processing the Surplus Inventory.

     Pursuant to the Asset Purchase Agreement, the Company agreed to convene a meeting of stockholders no later than January 1, 1999 to approve a proposal to convert the Series C Preferred Stock into 3,000,000 shares of Common Stock (the "Conversion Proposal"), and a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000 (the "Charter Amendment Proposal"). At the Company's annual meeting of stockholders held on May 12, 1998, the Company's stockholders approved the Conversion Proposal and the Charter Amendment Proposal. The Series C Preferred Stock was converted automatically into 3,000,000 shares of Common Stock valued at $5.125 per share and which, pursuant to the exemption provided under
Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), were not registered under the Securities Act.

     The acquisition of the BTG Division was accounted for using the purchase method of accounting. The purchase price was allocated to tangible assets based on fair value ($22 million of product inventory). The financial statements include the results of operation of the BTG Division since the acquisition date.

     The following table sets forth the unaudited pro forma results of operations of the Company and the BTG Division for the six months ended June 30, 1998 and 1997, assuming the acquisition occurred on January 1, 1997. Net loss for 1998 excludes approximately $1 million of operating cost directly attributable to the acquisition.

                                           1998           1997
                                        ----------     ----------

     Revenues . . . . . . . . . . . . . $  277,133     $  326,149

     Net loss . . . . . . . . . . . . . $   (3,711)    $   (6,154)

     Loss per share . . . . . . . . . . $    (0.44)    $    (0.92)

     This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

                                                                         10
4.   PROPERTIES

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

                                                                         11
ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

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

Overview

     GTSI is one of the largest dedicated resellers of microcomputers and Unix workstation hardware, software and networking products to the Government. The Company currently offers access to over 150,000 information technology products from more that 2,100 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost effective centralized source of microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

     The Company is committed to and focused on the government customer. The Company's primary strategy is to focus on maximizing its presence in the government market by competitively bidding as many contract vehicles as possible under various government purchasing programs, maintaining and establishing relationships with vendors which allow for a broader product offering, and focusing on increasing customer responsiveness and service. The February 12, 1998 acquisition of the BTG Division provides the Company with key government contract vehicles, especially indefinite delivery/indefinite quantity contracts, that will continued to enhance its presence in the Government market.

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

                                                                         12
RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.

                                                                                           PERCENTAGE
                                                                                             CHANGE
                                                      PERCENTAGE OF SALES           -----------------------
                                            --------------------------------------     THREE         SIX
                                                   THREE                SIX           MONTHS       MONTHS
                                               MONTHS ENDED        MONTHS ENDED        ENDED        ENDED
                                                 JUNE 30,            JUNE 30,        JUNE 30,     JUNE 30,
                                            ------------------  ------------------     1997         1997
                                             1998       1997      1998      1997      TO 1998      TO 1998
                                            --------  --------  --------  --------  ----------   ----------
Sales . . . . . . . . . . . . . . . . . .   100.0%     100.0%    100.0%    100.0%      45.0%        29.1%

Cost of sales . . . . . . . . . . . . . .    91.0       92.8      91.1      92.4       42.1         27.3
                                            --------  --------  --------  --------
Gross margin. . . . . . . . . . . . . . .     9.0        7.2       8.9       7.6       81.0         49.7

Operating expenses:

Selling, general and administrative . . .     8.0        9.4       9.1       9.9       22.9         19.1

Depreciation and amortization . . . . . .     0.6        0.9       0.8       0.9       (2.8)         2.4
                                            --------  --------  --------  --------
                                              8.6       10.3       9.9      10.8       20.7         17.6
                                            --------  --------  --------  --------
Income (loss) from operations . . . . . .     0.4       (3.1)     (1.0)     (3.2)     119.6         58.0

Interest expense, net . . . . . . . . . .     0.3        0.1       0.4       0.3      732.7         83.1
                                            --------  --------  --------  --------
Income (loss) before taxes. . . . . . . .     0.1       (3.2)     (1.4)     (3.5)     105.6         47.7

Income tax provision (benefit). . . . . .      -          -         -        -          -             -
                                            --------  --------  --------  --------
Net income (loss) . . . . . . . . . . . .     0.1%      (3.2)%    (1.4)%    (3.5)%    105.6%        47.7%
                                            ========  ========  ========  ========


     The following table sets forth, for the periods indicated, the approximate sales by category, along with related percentages of total sales:

SALES CATEGORY                                    THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                            --------------------------------------- ---------------------------------------
(Dollars in thousands)                             1998                1997                1998                 1997
                                            ------------------- ------------------- ------------------- -------------------
GSA Schedules . . . . . . . . . . . . . .   $ 40,367    29.5%   $  37,013   39.2%   $  66,238   28.1%   $  70,111    38.4%
IDIQ Contracts. . . . . . . . . . . . . .     74,643    54.5       29,067   30.8      125,862   53.3       55,095    30.1
Open Market . . . . . . . . . . . . . . .     17,160    12.5       23,344   24.7       33,372   14.1       45,991    25.1
Other Contracts . . . . . . . . . . . . .      4,731     3.5        5,040    5.3       10,523    4.5       11,674     6.4
                                            --------- --------- --------- --------- --------- --------- --------- ---------
     Total. . . . . . . . . . . . . . . .   $136,901   100.0%   $  94,464  100.0%   $ 235,995  100.0%   $ 182,871   100.0%
                                            ========= ========= ========= ========= ========= ========= ========= =========

                                                                         13
THREE MONTHS ENDED JUNE 30, 1998 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 1997

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the second quarter of 1998, sales increased $42.4 million or 45.0% from the same period in 1997. The primary reasons for the increase over the same quarter last year were the increased sales under indefinite-delivery/indefinite quantity ("IDIQ") contracts and General Services Administration ("GSA") Schedules sales of approximately $45.6 million and $3.4 million respectively. These increases were partially offset by decreased Open Market sales of approximately $6.2 million. The decline in Open Market sales, in management's belief, is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g. GSA schedule contracts, Blanket Purchase Agreements ("BPAs") in a quicker and easier manner than was the case before such changes.

     Sales under IDIQ contracts increased primarily as a result of sales under the contract with the State Department, the Army's PC-2 contract and the U.S. Treasury Department's TDA-2 contract, totaling $38.6 million. The Company performs under these contracts as a result of the acquisition of the BTG Division.

     The increase in GSA Schedule sales is a result of increased BPA sales of $11.5 million, from the same period last year. The increase was offset by a decrease in sales relating to GSA Schedule A and Schedule B/C contracts of $1.7 and $7.0 million respectively, compared to the same period last year. (In 1996, GSA Schedule contracts expressly authorized agencies to procure from GSA Schedule holders under BPAs, which incorporate many terms and conditions of the GSA Schedule contracts.)

     Booked backlog at June 30, 1998, was approximately $65.0 million compared to $31.8 million at June 30, 1997. Booked backlog was $67.1 million at July 31, 1998, up $35.0 million, or 109.3%. The increase in booked backlog is primarily related to orders that were recorded as part of the BTG Division acquisition. Booked backlog represents orders received but product has yet to ship.

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

     During the second quarter of 1998, gross margin increased by approximately $5.5 million or 81.0%. In addition, gross margin, as a percentage increased from 7.2% to 9.0%. The increase in gross margin was impacted by an inventory adjustment of approximately $2.2 million resulting from a June physical inventory valuation. Gross margin for the first three months of 1998 was 7.4%, factoring the impact of the inventory adjustment.

                                                                         14
In addition, the increase in gross margin was impacted by the realization of greater price protection credits offset by increased warranty maintenance expense. Further, gross margin earned during the second quarter of 1997 was impacted by an $11.0 million drop shipment of product from one of the Company's vendors directly to the customer at lower than normal margins. The change in gross margin percentage is not necessary indicative of gross margin percentages to be earned in future periods.

     OPERATING EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1998 increased approximately $2.0 million or 20.7%, from the same period in 1997. The increase was due primarily to increased personnel costs as a result of the BTG Division acquisition as well as increases in the overall volume of the business. Expressed as a percentage of total sales, selling, general and administrative expenses decreased for the three months ended June 30, 1998, to 8.0% from 9.4%.
This decrease is reflective of the growth in sales of 45.0%, requiring less additional infrastructure expenses as existing facilities and personnel are utilized more effectively.

     INTEREST EXPENSE. The approximate $359,000 increase in net interest expense in the second quarter of 1998 was due primarily to increased average borrowing as a result of increased sales volumes as well as additional borrowings required for the BTG Division acquisition.

     INCOME TAXES. No tax benefit was recognized with respect to the Company's income from operations during the second quarter of 1998 as the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

SIX MONTHS ENDED JUNE 30, 1998 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 1997

     SALES. In the first six months of 1998, sales increased $53.1 million or 29.0% from the same period in 1997. The primary reasons for the increase over the same period last year were the increased sales under IDIQ contracts of approximately $70.8 million or 128%. The increased IDIQ contract sales were partially offset by decreased sales under GSA Schedule and Open Market contracts of approximately $3.9 million and $12.6 million, respectively. The decline in Open Market sales, in management's belief, is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g. GSA schedule contracts, BPAs) in a quicker and easier manner than was the case before such changes. In addition, the decrease in sales under GSA Schedule contracts can be attributed primarily to decreased sales relating to the GSA Schedule A and Schedule B/C contracts of $3.1 million and $20.2 million respectively, from the same period last year. This decrease was partially offset by an increase in BPA sales of $18.4 million compared to last year.

     Sales under IDIQ contracts increased primarily as a result of sales under the contract with the State Department, the Army's PC-2 contract and the U.S. Treasury Department's TDA-2 contract, totaling $42.6 million. The

                                                                         15
Company performs under these contracts as a result of the acquisition of the BTG Division.

     GROSS MARGIN. In the first six months of 1998, gross margin increased in absolute dollars by approximately $6.9 million or 49.7%, and increased as a percentage of sales from 7.6% to 8.9% when compared to the same period one year ago. The increase in gross margin was impacted by a one time inventory adjustment of approximately $2.2 million resulting from a June physical inventory valuation. Gross margin for the first six months of 1998 was 7.9%, factoring the impact of the inventory adjustment. In addition, the increase in gross margin was impacted by the realization of greater price protection credits offset by increased warranty maintenance expense. Further, gross margin earned during the second quarter of 1997 was impacted by an $11.0 million drop shipment of product from one of the Company's vendors directly to the customer at lower than normal margins. The change in gross margin percentage is not necessary indicative of gross margin percentages to be earned in future periods.

     OPERATING EXPENSES. Total operating expenses in the first six months of 1998, increased $3.5 million or 17.6%. This increase was due primarily to increased personnel costs as a result of the BTG Division acquisition as well as increases in the overall volume of the business. In addition, during the first six months of 1998, the Company incurred approximately $1.0 million of operating costs associated with the acquisition of the BTG Division. Total operating expenses, as a percentage of total sales decreased for the six months ended June 30, 1998, from 10.8% to 9.9%. This decrease is reflective of the growth in sales requiring less additional infrastructure expenses as existing facilities and personnel are utilized more effectively.

     INTEREST EXPENSE. The net interest expense increase of approximately $388,000 in the second quarter of 1998 was due primarily to increased average borrowing as a result of increased sales volumes as well as additional borrowings required for the BTG Division acquisition

     INCOME TAXES. No tax benefit was recognized with respect to the Company's operating loss for the first six months of 1998 as the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in FAS 109.

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in

                                                                         16
anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1998, the Company's operating activities provided $12.8 million of cash flow, compared to $14.7 million for the six months ended June 30, 1997. The decrease from year to year relates to the Company's increase in Accounts Receivable. Accounts Receivable increased as a result of higher sales volumes. The increase in Accounts Receivable was offset by decreases in Accounts Payable.

     Investing activities used cash of approximately $8.8 million during the six months ended June 30, 1998. The primary reason was the cash payment in February 1998, or $7.8 million relating to the acquisition of the BTG division.

     During the six months ended June 30, 1998, The Company's financing activities used cash of approximately $4.7 million. The net payments against the Company's bank notes included $7.8 million used to finance the cash portion of the BTG Division acquisition. At June 30, 1998, the Company had approximately $21.1 million available for borrowing under its credit facility.

     On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with the Other Lenders for an additional $55.0 million (collectively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"). Interest under the inventory financing facility is accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). On August

                                                                         17
23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain quarterly financial covenants.

     On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement"). The agreement modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with certain 1996 year-end financial covenants. The total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction during the period February 1 through July 31 of each year. Further, the Wholesale Financing Facility was increased from $10 million to $20 million, with a $10 million reduction during the period March 1 through July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of all financial covenants.

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

     On February 11, 1998, the Credit Agreement was revised to, among other things, limit the total amount available under the facility to $60 million for an additional two months. The total available under the facility was reduced to $30 million only during the period April 1, 1998 to July 31, 1998. As for the Wholesale Financing Facility, the amount available under the agreement remained at $20 million and was to be used solely for inventory purchases. The amount available was reduced to $10 million only during the period April 1, 1998 to July 31, 1998. All other material terms of both facilities remained the same.

     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. Prior to execution of these amendments, the interest rate under the Credit Agreement was LIBOR plus 2.95% (8.64% at June 30, 1998). The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1

                                                                         18
through January 31, and decrease to $10 million during the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same.

     At June 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios.

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

     The Company has conducted an inventory of its central systems for Year 2000 compliance, incurring costs to date of approximately $80,000. The most significant risk faced by the Company is the Just-In-Time ("JIT") application, the Company's key enterprise operations system. The Company intends to eliminate this risk by replacing JIT with IMPRESA (which is Year 2000-compliant), which replacement is scheduled to be completed by April 1, 1999 at an estimated cost of approximately $2 million. However, there can be no assurance that any undetected potential Year 2000 problem, if material, can be resolved by the Company in a timely or cost effective fashion, or that any difficulty or inability in resolving such problem will not have a material adverse effect upon the Company.

                                                                         19
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     This Form 10-Q, including certain documents incorporated herein by reference, contains "forward-looking" statements that involve certain risks and uncertainties. Actual results may differ materially from results express or implied by such forward-looking statements, based on numerous factors. Such factors include, but are not limited to, competition in the government markets, buying patterns of the Company's customers, general economic and political conditions, the benefits of the BTG product reseller division acquisition, changes in laws and government procurement regulations, impact of the Year 2000 issue on the Company's business, and other risks described in this Form 10-Q and in the Company's other SEC filings. For these statements, the Company claims the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.

                                                                         20
                        PART II - OTHER INFORMATION

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

     At December 31, 1996, the Company recorded a liability of approximately $3.0 million, which represented management's estimate of the costs necessary to provide the "upgrades" noted above plus estimated professional services costs paid in 1997 related to the GSA audit. The balance of this reserve was approximately $800,000 as of June 30, 1998.

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

ITEM 2.   CHANGES IN SECURITIES -- Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

     (a)  The Company's Annual Meeting of Stockholders was held on May 12,
          1998.

                                                                         21
     (b) At said Annual Meeting, the Company's stockholders: (1) increased the number of authorized shares of the Company's Common Stock from ten million to twenty million; (2) elected eight directors; (3) increased by one million the number of shares authorized for issuance under the Company's 1996 Stock Option Plan; and (4) approved the conversion of the Company's Series C Preferred Stock into Common Stock which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), was not registered under the Securities Act.

                                                                VOTES
                                                  VOTES      WITHHELD OR
                                                   FOR         AGAINST      ABSTENTIONS
                                               ----------   -------------  -------------
Increase in Authorized Common Stock:            4,689,188      784,334         7,422

Directors:
     Tania Amochaev                             5,133,087      347,857
     Gerald W. Ebker                            5,004,857      476,087
     Lee Johnson                                5,132,357      348,587
     Steven Kelman, Ph.D.                       5,002,857      478,087
     James J. Leto                              5,004,857      476,087
     Lawrence J. Schoenberg                     5,132,087      348,857
     John M. Toups                              5,133,357      347,587
     M. Dendy Young                             5,132,357      348,587

Increase in 1996 Stock Option Plan:             2,185,333     1,264,840       73,010
     (Broker non-vote:  1,957,761)

Conversion of Series C Preferred Stock:         2,185,333     1,264,840       73,010
     (Broker non-vote:  1,957,761)

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:

          10.41 Amendment, dated as of July 2, 1998, to Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent.

          10.42 Amendment, dated as of July 2, 1998, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation.

          11.1   Computation of Earnings Per Share.

     (b)  Reports on Form 8-K:

          (1) On May 12, 1998, the Registrant filed a Current Report on Form 8-K reporting the results of its annual meeting of stockholders held on May 12, 1998.

          (2) On May 21, 1998, the Registrant filed a Current Report on Form 8-K reporting that it had entered into a letter agreement with BTG, Inc. ("BTG") regarding the disposition of certain inventory received by GTSI from BTG after the closing on the sale of the BTG Technology Systems Division.

                                                                         22
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Date:  August 14, 1998

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/ DENDY YOUNG
                                     -----------------------------------
                                      Dendy Young
                                      Chairman, President and
                                      Chief Executive Officer



                                 By:   /s/ STEPHEN L. WAECHTER
                                     -----------------------------------
                                      Stephen L. Waechter
                                      Senior Vice President and
                                      Chief Financial Officer

                             INDEX TO EXHIBITS
===========================================================================
 EXHIBIT  |
 NUMBER   | DESCRIPTION
---------------------------------------------------------------------------
 10.41    | Amendment, dated as of July 2, 1998, to Second Amended and
            Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent
---------------------------------------------------------------------------
 10.42    | Amendment, dated as of July 2, 1998, to Agreement for
            Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation
---------------------------------------------------------------------------
 11.1     | Computation of Earnings Per Share
===========================================================================