Form 10-Q
period 1998-09-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1998-11-17
CIK 850483

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
[X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                  Shares Outstanding at November 1, 1998
------------------------------    --------------------------------------
Common Stock, $0.005 par value                   9,787,547

                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                       Quarterly Report on Form 10-Q
             for the Quarterly Period Ended September 30, 1998

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

PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements -

          Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997. . . . . . . . . . . 3

          Consolidated Statements of Operations for the
            Three Months and Nine Months Ended September 30,
            1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . 4

          Consolidated Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997 . . . . . . . . 5

          Notes to Consolidated Financial Statements. . . . . . . . . . . 6

   Item 2.  Management's Discussion & Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .12

PART II -- OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .24

   Item 1.  Legal Proceedings
   Item 2.  Changes in Securities
   Item 3.  Defaults Upon Senior Securities
   Item 4.  Submission of Matters to a Vote of Security Holders
   Item 5.  Other Information
   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                                       SEP. 30,     DEC. 31,
ASSETS                                                                   1998        1997
                                                                     ----------- -----------
                                                                     (Unaudited)  (Audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      117  $       856
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . .       149,892       90,905
  Merchandise inventories . . . . . . . . . . . . . . . . . . . .        57,199       33,000
  Net deferred taxes and other. . . . . . . . . . . . . . . . . .         3,353        3,423
                                                                     ----------  ----------
     Total current assets . . . . . . . . . . . . . . . . . . . .       210,561      128,184

Property and equipment, net . . . . . . . . . . . . . . . . . . .         7,630        8,217
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .           198          534
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,317          529
                                                                     ----------  ----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $  220,706  $   137,464
                                                                     ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . . . . . .    $    6,978  $    21,569
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .       146,068       67,720
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .        13,892        8,035
                                                                     ----------  ----------
     Total current liabilities. . . . . . . . . . . . . . . . . .       166,938       97,324

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .           211          266
                                                                     ----------  ----------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .       167,149       97,590
                                                                     ----------  ----------

Stockholders' equity:
  Preferred Stock - $0.25 par value; 680,850 shares authorized;
     none issued or outstanding . . . . . . . . . . . . . . . . .             -            -
  Common Stock - $0.005 par value; 20,000,000 shares authorized;
     9,806,084 shares issued and 9,787,547 outstanding at
     September 30, 1998; and 6,806,084 shares issued and
     6,756,180 outstanding at December 31, 1997 . . . . . . . . .            49           34
  Capital in excess of par value. . . . . . . . . . . . . . . . .        45,796       33,086
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .         7,913        7,295
  Treasury stock, 18,537 shares at September 30, 1998; and
     49,904 shares at December 31, 1997, at cost. . . . . . . . .          (201)        (541)
                                                                     ----------  ----------
     Total stockholders' equity . . . . . . . . . . . . . . . . .        53,557       39,874
                                                                     ----------  ----------
     Total liabilities and stockholders' equity . . . . . . . . .    $  220,706  $   137,464
                                                                     ==========  ==========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In thousands, except per share amounts)


                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1998       1997       1998      1997
                                                          --------   --------   --------  --------

Sales . . . . . . . . . . . . . . . . . . . . . . . . .   $196,029   $161,759   $432,023  $344,630

Cost of sales . . . . . . . . . . . . . . . . . . . . .    178,214    150,044    393,304   318,952
                                                          --------   --------   --------  --------

Gross margin. . . . . . . . . . . . . . . . . . . . . .     17,815     11,715     38,719    25,678

Operating expenses. . . . . . . . . . . . . . . . . . .     13,535      9,629     36,926    29,515
                                                          --------   --------   --------  --------

Income (loss) from operations . . . . . . . . . . . . .      4,280      2,086      1,793    (3,837)

Interest expense, net of interest income of $93 and $73
  for the three months ended September 30, 1998 and
  1997, respectively, and $270 and $200 for the nine
  months ended September 30, 1998 and 1997,
  respectively. . . . . . . . . . . . . . . . . . . . .        320        196      1,175       663
                                                          --------   --------   --------  --------

Income (loss) before taxes. . . . . . . . . . . . . . .      3,960      1,890        618    (4,500)

Income tax provision (benefit). . . . . . . . . . . . .          -          -          -         -
                                                          --------   --------   --------  --------

Net income (loss) . . . . . . . . . . . . . . . . . . .   $  3,960   $  1,890   $    618  $ (4,500)
                                                          ========   ========   ========  ========

Basic net income (loss) per share . . . . . . . . . . .   $   0.40   $   0.28   $   0.07  $  (0.67)
                                                          ========   ========   ========  ========

Diluted net income (loss) per share . . . . . . . . . .   $   0.40   $   0.27   $   0.07  $  (0.67)
                                                          ========   ========   ========  ========

Basic weighted average shares outstanding . . . . . . .      9,788      6,740      8,333     6,730
                                                          ========   ========   ========  ========

Diluted weighted average shares outstanding . . . . . .      9,849      7,048      8,562     6,730
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

            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                -------------------
                                                                                  1997      1996
                                                                                --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    618  $ (4,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .      2,086     2,640
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (58,987)  (27,339)
  Merchandise inventories . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,246)  (26,090)
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,382)     (411)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     78,348    45,835
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,803    (2,055)
                                                                                --------  --------
     Net cash provided by (used in) operating activities. . . . . . . . . . .     15,240   (11,920)
                                                                                --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of property and equipment. . . . . . . . . . . . . . . . . . . . . . .     (1,501)   (2,090)
  Payment related to asset purchase of BTG Division . . . . . . . . . . . . .     (7,826)        -
  Proceeds from sales of  property and equipment. . . . . . . . . . . . . . .          -        21
                                                                                --------  --------
     Net cash provided by (used in) investing activities. . . . . . . . . . .     (9,327)   (2,069)
                                                                                --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of bank notes, net . . . . . . . . . . . . . . . . . . . . . . . .     (6,765)   14,018
  Proceeds from exercises of stock options and warrants . . . . . . . . . . .        113        65
                                                                                --------  --------
     Net cash provided by (used in) financing activities. . . . . . . . . . .     (6,652)   14,083
                                                                                --------  --------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . .       (739)       94
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .        856        48
                                                                                --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    117  $    142
                                                                                ========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,562  $  1,073
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         2

Supplemental disclosure of non-cash activities:
  The Company issued 15,375 shares of preferred stock in exchange for $15.375 million of inventory and certain government contracts in connection with the acquisition of the BTG Division.  The shares of preferred stock were subsequently converted to 3.0 million shares of Common Stock.


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

     EARNINGS PER SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently share in the earnings of the entity. Outstanding common stock options and common stock purchase warrants were not included in the calculation of diluted per share results for the nine months ended September 30, 1997, since the effect of which would result in anti-dilutive per-share results.

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

     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. As a result, on October 28, 1998, when the Company delivered its certified financial statements to the Principal Lender, the interest rate was reduced to LIBOR plus 2.25%. Prior to this event, the interest rate under the Credit Agreement was LIBOR plus 2.45% (7.79% at September 30, 1998). On August 14, 1998, the limit of the Wholesale Financing Facility was increased via temporary overline limit of up to $10,000,000 through January 31, 1999.
The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1 through January 31, and decrease to $10 million during the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same.

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

     The following table sets forth the unaudited pro forma results of operations of the Company and the BTG Division for the nine months ended September 30, 1998 and 1997, assuming the acquisition occurred on January 1, 1997. Net income for 1998 excludes approximately $1 million of operating cost and $270,000 of interest expense directly attributable to the acquisition.

                                           1998           1997
                                        ----------     ----------

     Revenues . . . . . . . . . . . . . $  473,162     $  629,781

     Net income (loss). . . . . . . . . $      248     $   (6,757)

     Income (loss) per share. . . . . . $     0.03     $    (0.69)

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

     In addition to the administrative offices, the Company leases a separate 200,000 square foot warehouse and distribution facility in Chantilly, Virginia, under a lease expiring December 2006. As a result of the BTG Division acquisition, the Company also has an agreement to sublease from BTG two warehouse and distribution facilities located in Chattanooga, Tennessee and Fairfax, Virginia, respectively. The Chattanooga facility's sublease will expire in March 1999, and the Fairfax facility's sublease expired in August 1998.

     The Company also has a branch sales office located in Heidelberg, Germany, under a multi-year lease expiring in December 2000, and thereafter renewing automatically for three successive one-year periods unless previously canceled.

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

                                                                                           PERCENTAGE
                                                                                             CHANGE
                                                      PERCENTAGE OF SALES           -----------------------
                                            --------------------------------------     THREE        NINE
                                                   THREE               NINE           MONTHS       MONTHS
                                               MONTHS ENDED        MONTHS ENDED        ENDED        ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,     SEP. 30,     SEP. 30,
                                            ------------------  ------------------     1998         1998
                                             1998       1997      1998      1997      TO 1997      TO 1997
                                            --------  --------  --------  --------  ----------   ----------
Sales . . . . . . . . . . . . . . . . . .   100.0%     100.0%    100.0%    100.0%      21.2%        25.4%

Cost of sales . . . . . . . . . . . . . .    90.9       92.8      91.0      92.5       18.8         23.3
                                            --------  --------  --------  --------
Gross margin. . . . . . . . . . . . . . .     9.1        7.2       9.0       7.5       52.1         50.8
                                            --------  --------  --------  --------
Operating expenses:

Selling, general and administrative . . .     6.4        5.4       7.9       7.8       44.2         27.3

Depreciation and amortization . . . . . .     0.5        0.5       0.7       0.8        4.2          3.1
                                            --------  --------  --------  --------
     Total operating expenses . . . . . .     6.9        5.9       8.6       8.6       40.6         25.1
                                            --------  --------  --------  --------
Income (loss) from operations . . . . . .     2.2        1.3       0.4      (1.1)     105.2        146.7

Interest expense, net . . . . . . . . . .     0.2        0.1       0.3       0.2       63.3         77.2
                                            --------  --------  --------  --------
Income (loss) before taxes. . . . . . . .     2.0        1.2       0.1      (1.3)     109.5        113.7

Income tax provision (benefit). . . . . .      -          -         -         -          -            -
                                            --------  --------  --------  --------
Net income (loss) . . . . . . . . . . . .     2.0%       1.2%      0.1%     (1.3)%    109.5        113.7
                                            ========  ========  ========  ========

 The following table sets forth, for the periods indicated, the approximate sales by category, along with related percentages of total sales:

SALES CATEGORY                                 THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------- ---------------------------------------
(Dollars in thousands)                             1998                1997                1998                 1997
                                            ------------------- ------------------- ------------------- -------------------
GSA Schedules . . . . . . . . . . . . . .   $ 75,468    38.5%   $  77,659   48.0%   $ 141,706   32.8%   $ 147,769    42.9%
IDIQ Contracts. . . . . . . . . . . . . .     97,441    49.7       49,369   30.5      223,303   51.7      104,465    30.3
Open Market . . . . . . . . . . . . . . .     18,269     9.3       30,373   18.8       51,641   12.0       76,364    22.2
Other Contracts . . . . . . . . . . . . .      4,851     2.5        4,358    2.7       15,373    3.5       16,032     4.6
                                            --------- --------- --------- --------- --------- --------- --------- ---------
     Total. . . . . . . . . . . . . . . .   $196,029   100.0%   $ 161,759  100.0%   $ 432,023  100.0%   $ 344,630   100.0%
                                            ========= ========= ========= ========= ========= ========= ========= =========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the third quarter of 1998, sales increased $34.3 million or 21.2% from the same period in 1997. The primary reason for the increase over the same quarter last year was increased sales under indefinite-delivery/indefinite-quantity ("IDIQ") contracts of approximately $48.1 million or 97%. The increase in IDIQ contracts was partially offset by decreased GSA schedule sales and Open Market sales of approximately $2.2 million and $12.1 million, respectively. Management believes that the decline in Open Market sales is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g. GSA schedule contracts, Government -wide Agency Contracts ("GWAC"), Blanket Purchase Agreements ("BPAs")) in a quicker and easier manner than was the case before such changes.

     Sales under IDIQ contracts increased primarily as a result of increased sales under contracts with the State Department, the Army's PC-2 contract and NASA SEWP II, totaling $33.0 million. The Company performs, as a subcontractor, under the State Department and Army's PC-2 contract as a result of the acquisition of the BTG Division. In addition, the Company's contract with the U. S. Army's Standard Army Management Information Systems ("STAMIS") Computer Contract II, which was awarded in November 1997, produced sales of $11.9 million during the third quarter of 1998.

     Total booked backlog at September 30, 1998 was approximately $115.5 million compared to $89.3 million at September 30, 1997. Total booked backlog was $87.8 at October 31, 1998, up $20.6 million or 30.7% compared to October 31, 1997. Booked backlog represents orders received but product has yet to ship.

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

     During the third quarter of 1998, gross margin increased by approximately $6.1 million or 52.1%. In addition, gross margin, as a percentage increased to 9.1% from 7.2%. The increase in gross margin was impacted by the realization of greater price protection credits offset by increased warranty maintenance expenses on IDIQ contracts. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     OPERATING EXPENSE. Selling, general and administrative expenses for the three months ended September 30, 1998 increased $3.9 million or 44.2%, from the same period in 1997. The increase was due primarily to increase personnel cost as a result of the BTG Division acquisition as well as increases in the overall volume of the business.

     INTEREST EXPENSE. The approximately $124,000 or 63.3% increase in net interest expense in the third quarter of 1998 was due primarily to increased average borrowings as a result of increased sales volumes as well as additional borrowings required for the BTG Division acquisition. In addition, the Company utilized more prompt payment discounts as compared to the third quarter of 1997.

     INCOME TAX. No provision for income tax has been recognized with respect to the Company's income from operations during the third quarter of 1998 as the Company currently has an unrecognized carry forward tax benefit of approximately $1.4 million.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     SALES. In the first nine months of 1998, sales increased $87.4 million or 25.4% from the same period in 1997. The primary reason for the increase over the same period last year was the increased sales under IDIQ contracts of approximately $118.8 million or 114%. The increased IDIQ sales were partially offset by decreased sales under GSA Schedule and Open Market contracts of approximately $6.1 million and $24.7 million, respectively. The decline in Open Market sales, in management's belief, is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g. GSA schedule contracts, Government -wide Agency Contracts ("GWAC"), Blanket Purchase Agreements ("BPAs")) in a quicker and easier manner than was the case before such changes. In addition, the decrease in sales under GSA Schedule contracts can be attributed primarily to decreased sales relating to GSA Schedule B/C contract of $30.4 million offset by an increase in BPA sales of $26.2 million from the same period last year. In 1996, GSA schedule contracts expressly authorized agencies to procure from Schedule holders under BPAs which incorporate many terms and conditions of the GSA Schedule contracts. Additionally, BPAs offer many of the same products as

GSA schedules, often at lower prices than available on GSA Schedules. In response to GSA's authorization, the company has increased its emphasis on BPAs.

     GROSS MARGIN. In the first nine months of 1998, gross margin increased in absolute dollars $13.0 million or 50.8%, and increased as a percentage of sales from 7.5% to 9.0%, when compared to the same period one year ago. The increase in gross margin was impacted by a one time inventory adjustment of approximately $2.2 million resulting from a June physical inventory valuation. Gross margin for the first nine months of 1998 was 8.5%, factoring the impact of the inventory adjustment. In addition, the gross margin for the nine months ended September 1998 was impacted by the realization of greater price protection credits offset by increased warranty maintenance expenses on IDIQ contracts. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     OPERATING EXPENSES. Total operating expenses for the first nine months of 1998, increased $29.5 million or 25.1%. This increase was due primarily to increase personnel cost as a result of the BTG Division acquisition as well as increases in the overall volume of the business. In addition, the Company incurred approximately $1.0 million of operating costs associated with the acquisition of the BTG Division. Total operating expenses, as a percentage of total sales decreased remained unchanged at 8.6%, reflecting the Company's growth in sales requiring less additional infrastructure expenses as existing facilities and personnel are utilized more effectively.

     INTEREST EXPENSE. The net interest expense increased approximately $512,000, or 77.2% for the nine months ended September 30, 1998 compared to the same period 1997. This increase was due primarily to increase average borrowings as a result of increased sales volumes as well as additional borrowings required for the BTG Division acquisition. In addition, the Company utilized more prompt payment discounts as compared to the same period in 1997.

     INCOME TAX. No provision for income tax has been recognized with respect to the Company's income from operations for the nine months ended September 30, 1998 as the Company currently has an unrecognized carry forward tax benefit of approximately $1.4 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1998, the Company's operating activities provided $15.2 million of cash flow compared to the use of $11.9 million for the nine months ended September 30, 1997. The increase from year to year relates to the Company's increase in Accounts Payable. Accounts Payable increased as a result of increased inventory purchases in anticipation of the 1998 third quarter sales volume.

     Investing activities used cash of approximately $9.3 million during the nine months ended September 30, 1998. The primary reason was the cash payment in February 1998 of $7.8 million relating to the acquisition of the BTG Division.

     During the nine months ended September 30, 1998, The Company's financing activities used cash of approximately $6.7 million. The net payments against the Company's bank notes included $7.8 million used to finance the cash portion of the BTG Division acquisition. At September 30, 1998, the Company had approximately $43.0 million available for borrowing under its facility.

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

     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. As a result, on October 28, 1998, when the Company delivered its certified financial statements to the Principal Lender, the interest rate was reduced to LIBOR plus 2.25%. Prior to this event, the interest rate under the Credit Agreement was LIBOR plus 2.45% (7.79% at September 30, 1998). On August 14, 1998, the limit of the Wholesale Financing Facility was increased via temporary overline limit of up to $10,000,000 through January 31, 1999.
The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1 through January 31, and decrease to $10 million during the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same.

     At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios.

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

YEAR 2000

     IMPACT OF YEAR 2000. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is complex as certain computer operations will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computers systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Assessments of the potential effects of the Year 2000 issue vary markedly among different companies, governments, consultants and economists, and it is not possible to predict what the actual impact may be. Given this uncertainty, the Company recognizes the need to remain vigilant and is continuing its analysis, assessment and planning for the various Year 2000 issues, across the entire business.

     STATE OF READINESS. The Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, marketing, finance and human resources departments, and to deal with the most critical systems first. The Company has formed an Action Team representing every functional area of the Company, with the Chairman and CEO as the Executive Sponsor, and the senior executive management staff as the Steering Committee, of the Team. The Year 2000 Plan is comprehensive and auditable, and involves generally the following phases: inventory, risk classification, assessment, remediation, and testing. The scope of the plan is broad and addresses critical suppliers, internal systems and processes, and customers.

     With respect to its internal information technology systems, the Company has conducted an inventory of a substantial majority of its central systems for Year 2000 compliance. The most significant risk faced by the

Company is the Just-In-Time ("JIT") application, the Company's key enterprise operations system. Although the Company initially intended to eliminate this risk by replacing JIT with IMPRESSA (which is Year 2000 compliant), the Company has determined that the more prudent approach is first to upgrade the existing JIT system to be Year 2000 compliant. This upgrade currently is scheduled to be completed by March 1, 1999. The Company currently is developing remediation plans for other material information technology systems and anticipates that the Company will begin implementation of such plans in early 1999. In addition, the Company currently is reviewing its other non-critical internal information technology systems. With respect to the Company's non-information technology systems, the Company plans to move its headquarters to a new location by the end of 1998. All systems in the new facility are Year 2000 compliant.

     The Company has begun to assess the potential for Year 2000 problems with the information systems of its customers and vendors. The Company is preparing questionnaires that it expects to send by December 15, 1998 to the primary product vendors with which the Company has a material relationship. The Company expects to complete the assessment with respect to such parties by February 15, 1999, subject to their ability to provide requested information by January 31, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company's primary customer is the Federal Government.
Various departments in the Federal Government have achieved different degrees of readiness regarding Year 2000 compliance.

     COSTS TO ADDRESS YEAR 2000 ISSUES. The Company presently estimates that the cost associated with becoming Year 2000 compliant is approximately $2 million. The Company's costs incurred to date have not been material with respect to the total estimated costs of $2 million associated with becoming Year 2000 compliant. Any external and internal costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred in accordance with the Emerging Issues Task Force ("IETF") of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." The costs associated with the replacement of computerized systems, hardware or equipment will be capitalized and are included in the above estimate. These costs do not include any costs associated with the implementation of contingency plans.

     The Company's Year 2000 program is an ongoing process and the estimate of costs and completion dates for various components of the program above are subject to change. The present cost estimates of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based on management's best estimates, which were derived using numerous assumptions regarding future events, including among other factors the continued availability of certain resources. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes, third-party remediation plans, and similar uncertainties.

     RISKS TO THE COMPANY. The Government includes certain Year 2000 warranty clauses in its contracts, which the Company executes. The Company strives to pass the Government contract clauses on to its product vendors, however, in some instances vendors refuse to accept such clauses. There can be no assurance that the Company will not be materially adversely effected if the Government were to enforce these clauses and the Company did not have corresponding protection from such vendors. In addition, it is unknown how Government and other customer spending patterns may be impacted by Year 2000 issues. As customers focus on preparing their business for the Year 2000, information technology budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. The Year 2000 presents a number of other risks and uncertainties that could affect the Company, including utilities failures and competition for personnel skilled in the resolution of Year 2000 issues.

     The failure to correct a material Year 2000 problem could result in interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations, liquidity or financial condition.

     CONTINGENCY PLAN. The Company has not yet established a contingency plan to address with the most reasonably likely worst case scenario, and such scenario has not yet been identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     This Form 10-Q, including certain documents incorporated herein by reference, contains "forward- looking" statements that involve certain risks and uncertainties. Actual results may differ materially from results express or implied by such forward-looking statements, based on numerous factors. Such factors include, but are not limited to, increased operating efficiencies, infrastructure improvements, costs savings from the Company's new headquarters building, the benefits of the BTG product reseller division acquisition, competition in the government markets, buying patterns of the Company's customers, general economic and political conditions, changes in laws and government procurement regulations, impact of the Year 2000 issue on the Company's business, and other risks described in this Form 10-Q and in the Company's other SEC filings. For these statements, the Company claims the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS --

     On October 5 1997, the Company entered into a settlement agreement with the Department of Justice under which the Company will pay the Government a total of $400,000 plus $22,000 in legal fees that are to be paid in three equal installments. Interest will accrue from the date of settlement and will be paid over the installment period. On October 5, 1998, the Company paid all outstanding installments and accrued interest to the Department of Justice. The agreement resolves and releases the Company from claims relating to a GSA audit of the Company's GSA schedule sales for the years 1988 to 1997, and settles and dismisses with prejudice a qui tam lawsuit filed on behalf of the Government regarding such GSA schedule sales. The qui tam lawsuit naming the Company was filed under seal in 1995 and was subject to a court order prohibiting disclosure of the suit. The qui tam action was filed by the same individual who filed a similar suit against Novell, Inc. in 1992, which Novell settled by paying the Government $1.7 million.

     In December 1996, the Company settled litigation pending before the Armed Services Board of Contract Appeals related to the Company's obligation to provide "upgrades" of certain computer software under the Desktop IV Contract. The settlement required the Company to provide, without charge, certain software licenses to users who registered before February 28, 1997.

     At December 31, 1996, the Company recorded a liability of approximately $3.0 million, which represented management's estimate of the costs necessary to provide the "upgrades" noted above plus estimated professional services costs paid in 1997 related to the GSA audit. The balance of this reserve was approximately $700,000 as of September 30, 1998.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
          Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:
          11.1 Computation of Earnings Per Share

     (b)  Reports on Form 8-K:
               On August 5, 1998, the Registrant filed a Current Report on Form 8-K reporting that on July 30, 1998, Chip Lacy had acquired an 11.2% stake in GTSI Common Stock through a private purchase from BTG, Inc. of 1,100,000 shares of GTSI Common Stock acquired by BTG in the sale of its product reseller division to GTSI in February 1988, and that Mr. Lacy had signed a Standstill Agreement with GTSI.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Date:  November 16, 1998

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/  M. DENDY YOUNG
                                     --------------------------------------
                                      M. Dendy Young
                                      Chairman and CEO



                                 By:   /s/ STEPHEN L. WAECHTER
                                     -----------------------------------
                                      Stephen L. Waechter
                                      Senior Vice President and CFO

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