Form 10-K
period 1998-12-31
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1999-03-31
CIK 850483

                                                                          1
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K
                          ______________________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998     COMMISSION FILE NO. 0-19394

                   GOVERNMENT TECHNOLOGY SERVICES, INC.
          (Exact name of registrant as specified in its charter)

            DELAWARE                                       54-1248422
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                         3901 STONECROFT BOULEVARD
                      CHANTILLY, VIRGINIA  20151-0808
           (Address and zip code of principal executive offices)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703) 502-2000

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

                            [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                                                          2
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 1, 1999, as reported on The Nasdaq Stock Market, was $39,780,977.

     The number of shares outstanding of the registrant's Common Stock on March 1, 1999, was 9,199,490.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders to be held on May 18, 1999 are incorporated by reference into
Part III of this Form 10-K.

                                                                          3
                                  PART  I

ITEM 1.   BUSINESS.

THE COMPANY

     Government Technology Services, Inc. ("GTSI(r)" or the "Company") is a leading dedicated reseller of microcomputer and Unix workstation hardware, software and networking products to the Federal government market. (Unless the context indicates otherwise, all references herein to the capitalized term "Government" shall refer to the U.S. Federal Government, and all references herein to the non-capitalized term "government" shall refer generally to any federal, state or municipal government.) The Company was incorporated in Nevada in 1983 and reincorporated in Delaware in 1986. On August 16, 1994, the Company purchased Falcon Microsystems, Inc. ("Falcon"), which was a leading reseller of Apple Computer, Inc. ("Apple") products to the Government for the ten years prior to its acquisition. The acquisition was part of the Company's corporate strategy to expand and build upon its presence in the Federal, state and local government markets. (Unless the context indicates otherwise, all references below to "GTSI" or the "Company" for periods after August 16, 1994, shall refer to Government Technology Services, Inc. and Falcon.)

     On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc. and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquired assets consisted primarily of inventory and rights under certain contracts and intangible personal property, along with furniture, fixtures, supplies and equipment. In addition, the Company assumed certain liabilities under specified contracts of BTG as well as certain liabilities arising from the ownership or operation of the acquired assets after the closing. The Company paid at closing $7,325,265 in cash (after a $174,735 adjustment for accrued vacation liability and satisfaction of an outstanding invoice owed by BTG) and issued 15,375 shares, having a liquidation preference of $15,375,000, of a new series of preferred stock designated as Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Company paid an additional $500,000 in cash upon the release of liens on certain items of equipment which are part of the acquired assets. A portion of the consideration, $800,000 in cash and 1,538 shares of Series C Preferred Stock, was held under an escrow agreement to secure BTG's indemnification obligations under the Asset Purchase Agreement. Under the Asset Purchase Agreement, BTG was obligated to repay to the Company up to $4.5 million to the extent that there was a shortfall in the amounts that the Company received from dispositions of certain inventory acquired.

                                                                          4
     Subsequent to the closing, BTG delivered to the Company certain other inventory ("Surplus Inventory"). By letter dated May 15, 1998, the Company and BTG agreed that BTG would invoice GTSI an aggregate of $3,912,419 for Surplus Inventory. In addition, BTG agreed to pay to the Company $1 million on June 30, 1998, which constituted full and complete payment for any inventory shortfall as described in the Asset Purchase Agreement, as well as $250,000 for costs associated with processing the Surplus Inventory.

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

     On February 10, 1999, the Company entered into subsequent agreements with BTG. The agreements relate to the reacquisition of stock by GTSI from BTG, the terms of certain contracts and the relationship of the parties going forward. Pursuant to the agreements, GTSI reacquired 600,000 shares of its stock from BTG. Of the 600,000 shares, 200,000 were tendered to GTSI at no cost and 400,000 were purchased by GTSI for $5.00 per share, using a three-year, 8% interest bearing note from BTG with the principal repaid in three annual installments of $500,000, $500,000 and $1,000,000, respectively. As part of the agreements, GTSI has an exclusive five-year option to purchase the remaining 1.3 million shares of GTSI stock held by BTG for $5.25 per share. Under the February 12, 1998 Asset Purchase Agreement, BTG is precluded from selling any of its holdings, with certain limited exceptions, to a third party for six years without GTSI's prior consent. Under the February 10, 1999 agreement, GTSI must consent to a sale by BTG of their stock to any third party. If GTSI consents to such a sale, BTG is obligated to pay GTSI $0.50 per share on any shares sold by BTG.

     As a result of the agreement, BTG transferred to GTSI all of the cash portion of the February 12, 1998 escrow, totaling $827,219, and BTG's ownership interest in GTSI was reduced to 13.3%. Consequently, BTG forfeited its right to representation on the GTSI Board and Dr. Edward H. Bersoff, Chief Executive Officer of BTG, resigned from the GTSI Board. The agreements also provide that BTG will novate certain contracts that GTSI

                                                                          5
had been performing in the capacity of a subcontractor, and halts all royalty payments by GTSI to BTG after December 31, 1998. For a discussion of major contracts acquired with the BTG Division, see "Formal Bids" on page 10.

     GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation solutions through its broad selection of popular products and services at competitive prices. The Company specializes in understanding both the various information technology needs and the procurement processes of Government customers. GTSI sells to most departments and agencies of the Government, state governments and systems integrators and prime contractors selling to the government market. In 1998, GTSI's sales directly to Government agencies, to prime contractors for resale to Government agencies and to state and local government agencies accounted for 91%, 7% and 2% of sales, respectively.

     The Company commenced operations in 1983 and initially focused on reselling microcomputer software to Government agencies. In 1985, the Company expanded its product line to include peripherals and began selling its full line of products to the state government market. In 1986, the Company began selling microcomputers and networking products and began performing network integration services, including configuring, installing and maintaining microcomputers in local area networks ("LANs"). Since 1987, GTSI has been pursuing formal Government bids in addition to General Services Administration ("GSA") Schedule contracts. In January 1992, GTSI began reselling Unix workstations and related software and peripherals.

     GTSI currently offers access to approximately 150,000 information technology products from approximately 2,100 manufacturers, including Hewlett-Packard Company ("Hewlett-Packard"), Compaq Computer Corporation ("Compaq"), Panasonic (a division of Matsushita Electric Corporation of America), Microsoft Corporation ("Microsoft"), CISCO Systems Incorporated ("CISCO"), Sun Microsystems, Inc. ("Sun"), Apple, Everex Systems, Inc. ("Everex") and Toshiba America Information Systems, Inc.("Toshiba"). The Company provides its vendors with a low-cost marketing and distribution channel to the many end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

     GTSI fulfills customer orders from its state-of-the-art 200,000-square foot distribution center located in Chantilly, Virginia. In addition to the normal distribution functions, activities at the center include stocking of popular items for fast delivery, customizing equipment through the integration of various hardware and software components, and specialized services such as providing source acceptance inspections and documentation. The distribution center has the capability of supporting

                                                                          6
approximately $1.5 billion in shipments per year. This includes the capacity to integrate hardware at an estimated rate of 1,600 to 1,800 units per day including functional and diagnostic testing of all integrated
components.   In 1998, the Company's distribution and integration
operations achieved ISO 9002 certification.   The Company also subleases a
20,000 square foot distribution center in Chattanooga, Tennessee. In addition to being able to ship to any of the 48 contiguous states overnight, the center's location in the Washington, D.C. metropolitan area allows for expedited deliveries to anywhere in the world.

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

     PURSUE GOVERNMENT CONTRACTS. GTSI pursues Government contracts ranging in size from as small as a few hundred dollars to as large as potentially hundreds of millions of dollars in sales. The Company holds a wide range of Government contracts, including multi-million dollar, multi-year contracts with the Department of Defense ("DoD") and certain civilian agencies, as well as several multiple award schedules and Blanket Purchasing Agreements ("BPA's") with a variety of DoD and civilian agencies (generally, "contract vehicles"). GTSI also serves as a subcontractor to companies holding Government contracts. The Company intends to continue to identify and pursue those contract vehicles that best leverage GTSI's broad product selection, distribution capabilities and vendor relationships. At various times GTSI has been awarded, in addition to the GSA Schedule contracts, the U.S. Air Force Desktop IV Microsystems Contract ("Desktop IV

                                                                          7
Contract"), the National Aeronautics and Space Administration's ("NASA") Scientific & Engineering Workstation Procurement ("SEWP I Contract"), the NASA SEWP II Contract, the U.S. Army Portable-1 Contract ("Portable-1 Contract"), the U.S. Army Portable-2 Contract ("Portable-2 Contract"), the National Institute of Health's ("NIH") Electronic Computer Store ("ECS") Contract ("NIH Contract") and the U.S. Treasury Department Acquisition-1 Contract ("TDA-1 Contract"), and the U.S. Army Standard Management Information Systems Contract ("STAMIS Contract"), as well as other Government contracts of amounts typically under $100,000. The Company also has been awarded subcontracts to supply products under the U.S. Air Force Integration for Command, Control, Communications, Computers and Intelligence Contract ("IC4I") and the U.S. Air Force Desktop V Microsystems Contract ("Desktop V Contract").

     FOCUS ON OFFICE AUTOMATION PRODUCTS. GTSI focused initially on the rapidly growing market for microcomputer applications software and expanded successively into the complementary office automation market segments of peripherals, microcomputers and networking products, including LANs. The Company continued this product strategy by expanding its product line in early 1992 to include hardware, software and services for RISC-based Unix workstations manufactured by Sun and in 1993 to include the full line of products manufactured by Apple. In 1996, GTSI began focusing on internet and intranet products and services and entered into an agreement with HP to add their Unix-Based server products. In 1998, GTSI began offering a full range of seat management services to Government agencies. These services include project management, help desk support, local area network management support, basic hardware support, continuous training support, asset management, information technology planning as well as technical assessment and evaluation. In future years, the Company intends to add other complementary office automation products and expanded systems integration services.

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

     PROVIDE A CENTRALIZED SOURCE FOR PROCURING OFFICE AUTOMATION PRODUCTS AND SERVICES. In addition to offering a full line of microcomputer hardware, software and peripheral products as well as the leading brand of workstations, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and

                                                                          8
maintenance of the products and systems that GTSI sells. Furthermore, by offering a wide range of microcomputer and workstation products through a variety of procurement mechanisms, GTSI offers its customers the convenience, flexibility and cost savings of purchasing from a centralized source. GTSI believes that its convenient "one-stop shop" for microcomputer and workstation products is an important factor in its success in the government market.

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

THE GOVERNMENT PROCUREMENT PROCESS

     The Company's 1998 revenues were derived primarily from sales directly to departments and agencies of the Government and to prime contractors reselling to the Government market. The Company's sales fall into four categories: GSA Schedule contracts, which include BPA's; indefinite-delivery/indefinite-quantity ("IDIQ") contracts, which include government-wide acquisition contracts; subcontracts; and Open Market.

     GSA SCHEDULE CONTRACTS

     In 1996, GTSI held four GSA Schedule contracts: Schedule A, Schedule B/C, Schedule 58 Parts VI and VII, and Schedule E. Schedule A included general purpose commercial automatic data processing equipment and software including workstations and connected peripherals equipment. Schedule B/C included general-purpose automatic data processing equipment (end-user computers, normally microcomputers and related software) for office use environment. Schedule 59 Part VI and VII was for telecommunications products, and Schedule E was for electronic commerce and services. On November 26, 1997 GSA combined the four schedules under the terms of the B/C Schedule Contract and the B/C Schedule Contract became the Information Technology ("IT") Schedule. Products offered under the IT Schedule Contract include workstations, desktops, laptops, notebooks, servers, laser

                                                                          9
printer, color printers, scanners, monitors, modems, hard drives, memory, networking products, facsimile products, internet and intranet products, video teleconferencing, maintenance, training and services. GTSI's IT schedule is set to expire on March 31, 1999; however, GSA has issued a proposed extension and GTSI expects the contract to be extended to March 31, 2002. In August 1998, GTSI was awarded GSA Schedule 36. Schedule 36 is for the supply of Hewlett-Packard printer toner cartridges. Schedule 36 is set to expire on September 30, 2003.

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

     GTSI's GSA Schedule contracts require the Government to pay for product shipped under the contracts within 30 days of acceptance by the Government. The GSA Schedule contracts also permit payment by Government-issued credit cards. When payment is made by credit card, the Company usually receives payment in less than 30 days. The Government may require GTSI to accept returns only of incorrectly shipped product. GTSI's GSA Schedule contracts require GTSI to pass on to customers the vendor's warranty and to provide for on-site or depot maintenance at a pre-paid flat fee. GTSI's GSA Schedule contracts also contain price reduction clauses

                                                                         10
requiring, among other things, that GTSI pass on to Government customers certain reduced prices GTSI may receive from its vendors during a contract's term but prohibiting GTSI to pass on vendor price increases for a period of one year. To mitigate the potential adverse impact of any such price increase, the Company requires virtually all vendors acting as suppliers to GTSI under its GSA Schedule contracts to provide GTSI with supply and price protection. The Schedule includes an economic price adjustment clause that permits the Company to adjust contract prices upward if certain conditions have been satisfied after a period of one year.

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

     NIH ECS I CONTRACT. In September 1995, GTSI and 16 other contractors were jointly awarded the Electronic Computer Store I ("ECS I") Contract to provide commercial off-the-shelf personal computer equipment (including laptops, peripherals, software and operating systems) and related warranty

                                                                         11
service to the National Institutes of Health and other agencies of the U.S. Department of Health and Human Services. The contract is a non-mandatory, fixed price, IDIQ contract with an original expiration date of September 30, 1996. The Government exercised one option to extend the contract to September 30, 1997. The Government's maximum evaluated dollar value for the ECS I Contract over its two-year maximum life is approximately $96.8 million. Sales under the ECS Contract in 1998, 1997 and 1996 were approximately $1.1 million, $52 million and $33.6 million, respectively.

     TDA-1 CONTRACT. In March 1996, GTSI was awarded the TDA-1 Contract. The TDA-1 Contract is a fixed-price, IDIQ contract which calls for GTSI to provide desktop and laptop computers, as well as software and peripherals, to the U.S. Treasury Department. The contract is non-mandatory with an original expiration date of March 3, 1997, with one option to extend for a one-year period. The Government exercised its option to extend the
contract to September 4, 1998.   Shipments under the TDA-1 Contract began
in August 1996. Sales under the TDA-1 Contract in 1998, 1997 and 1996 were approximately $27.9 million, $17.6 million and $2.1 million, respectively.

     SEWP II CONTRACT. In November 1996, the Company was awarded two SEWP II Contracts out of 20 awarded by NASA under the SEWP program. The contracts were available for orders in January 1997. Thereafter, NASA consolidated the contracts so that there are now 16 contracts, of which GTSI holds one. The SEWP II Contract is a non-mandatory, fixed price, IDIQ contract for specified Unix-based equipment, printers, application software and related peripherals to the entire Government and all NASA prime contractors. Products may be added to the contract at fixed discounts from the manufacturer's catalogue, list, GSA or other published pricing base by mutual agreement with the Government. Product discounts must be maintained throughout the applicable contract period provided that the computed price to the Government cannot exceed GSA Schedule pricing. The original contract expiration date was November 15, 1997. The contract includes three one-year extension options. The Government exercised two one-year options to extend the contract to November 14, 1999. Sales under the SEWP II contract in 1998 and 1997 were approximately $65.0 million and $20.7 million, respectively.

     PORTABLE-2 CONTRACT. In December 1996, GTSI was awarded the Portable-2 Contract, a follow-on to the Portable-1 Contract. The Portable-2 Contract is a fixed-price, IDIQ contract which calls for GTSI to provide world-wide sales of notebook computers, application software, monitors, printers, notebook peripherals and maintenance to the Army, the Defense Logistics Agency and other Government agencies, excluding the Navy and the Air Force. The contract is a two-year, dual award contract that is scheduled to expire on May 2, 1999. Two competitors protested the award of the contract. In April 1997, the award to GTSI was affirmed. In May

                                                                         12
1997, GTSI began shipments under this contract. The Government's maximum evaluated dollar value for the contract over its two-year maximum life is approximately $237 million. Sales under the Portable-2 contract in 1998 and 1997 were approximately $22.8 million and $19.9 million, respectively.

     NIH ECS II CONTRACT. In September 1997, GTSI and 45 other contractors were jointly awarded the Electronic Computer Store II ("ECS II") contract to provide commercial off-the-shelf personal computer equipment (including laptops, peripherals, software and operating systems) and related warranty service to the National Institutes of Health and other agencies of the Government. In 1998, GTSI began offering a broad range of seat management services such as project management, help desk support, local area network management support, basic hardware support, continuous training support, asset management, information technology planning and technical assessment and evaluation. The vehicle is a non-mandatory, fixed price, IDIQ contract with a 5-year term. The Government's maximum evaluated dollar value for the ECS II for the 5-year term of the contract is $1.8 billion. Sales under the ECS II contract in 1998 and 1997 were approximately $40.0 million and $5.9 million, respectively.

     STAMIS CONTRACT. In October 1997, GTSI was awarded the U.S. Army's Standard Management Information System ("STAMIS") Computer Contract II. The IDIQ contract is a one-year contract with four one-year options to renew for the purchase of products, and three additional one-year options for the purchase of service. The Government has exercised its first one-year option to extend the contract to October 7, 1999. The Government's maximum evaluated dollar value for the STAMIS Contract for the entire term of the contract is $469 million. Sales under the STAMIS contract in 1998 and 1997 were approximately $35.6 million and $0.6 million, respectively.

     PC-3 CONTRACT. In February 1999, GTSI and one other contractor were awarded a contract by the Department of Defense to provide personal computer equipment, operating systems, configuration support, warranty support, system upgrades, training and leasing. The Government's maximum evaluated dollar value for the combined dual award contracts is $300 million. The contract is a non-mandatory IDIQ contract that is open to all Government agencies, and also includes Foreign Military Sales. The contract has a two-year base period and one one-year option. By letter dated March 13, 1999, the Government issued notice to GTSI to proceed under the contract.

     BTG DIVISION CONTRACTS

     As a result of the acquisition of the BTG Division, GTSI performed several additional contracts in 1998. GTSI had the right to novate certain BTG Division contracts, including the BTG Division GSA Schedule, the BTG

                                                                         13
Division ECS-II contract and an Environmental Protection Agency local area network contract, as well as particular BTG Division BPA's. GTSI had the right to perform certain other contracts as a subcontractor to BTG and to pay BTG a royalty of 1% to 2% of sales under such contracts. These royalty contracts included contracts with the Department of Defense ("PC-2"), Department of State ("DOSS-II"), Tennessee Valley Authority ("TVA PC" and "TVA UNIX") and Department of the Treasury ("TDA-2"), which are described below.

     DOSS-II CONTRACT. In April 1997, the Department of State awarded a single award contract to the BTG Division to provide database solutions, networking solutions and professional services. The contract is a non-mandatory, fixed price IDIQ contract with one base year and six option
years.   The primary customers are the Department of State, the U.S. Agency for International Development and the U.S. Peace Corps. The Government's maximum evaluated dollar value for the DOSS contract over its seven-year life is approximately $129 million. The Government has exercised its first option year and extended the contract to April 13, 1999. In 1998, GTSI assumed performance of the DOSS-II contract from the BTG Division, and paid BTG a 1% royalty fee for products shipped. Sales under the contract in 1998 were approximately $35.7 million.

     PC-2 CONTRACT. In January 1997, the Department of Defense awarded a dual award contract to the BTG Division to provide commercial off-the-shelf personal computers, software, accessories, and related warranty service to the Army, the Navy and the Air Force. The contract is a non-mandatory, fixed-price IDIQ contract with one base year and one option year. The Government has exercised its option to extend the contract to January 22, 1999 and also has issued an extension to the PC-2 contract extending
contract performance to May 12, 1999.   In 1998, GTSI assumed performance
of the PC-2 contract from the BTG Division and paid BTG a 1% royalty for products shipped. Sales under the contract in 1998 were approximately $45.4 million.

     TVA-PC CONTRACT. In September 1995, the Tennessee Valley Authority awarded a multiple award contract to BTG to provide desktop products, including desktop microprocessor hardware, related software, peripherals, and accessories. The TVA-PC contract is a fixed-price IDIQ contract with one base year and four option year. The Government has exercised its fourth option year to extend the contract to September 30, 1999. In 1998, GTSI assumed performance of the TVA-PC contract from the BTG Division and paid BTG a 1% royalty for products shipped. Sales under the contract in 1998 were approximately $10.2 million.

                                                                         14
     TVA-UNIX CONTRACT. In August 1997, the Tennessee Valley Authority awarded a multiple award contract to BTG to provide UNIX based Sun Microsystems' servers. The TVA-UNIX contract is an IDIQ contract with an indefinite term; thirty days notice is required to terminate the contract. In 1998, GTSI assumed performance of the TVA-UNIX contract from BTG Division and paid BTG a 1% royalty for products shipped. Sales under the contract in 1998 were approximately $0.7 million.

     TDA-II CONTRACT. In July 1995, the Department of Treasury awarded a multiple award contract to BTG to provide microcomputers, notebook computers, file servers, laser printers, impact printers, CD-ROMs and other peripherals. The contract is an IDIQ contract with one base year and one option period. The Government extended the contract to March 18, 1998 by exercising the option period. In 1998, GTSI assumed performance of the TDA-II contract from the BTG Division and paid BTG a 2% royalty for products shipped. Sales under the contract in 1998 were approximately $11.9 million.

     SUBCONTRACTS

     In 1998, the Company's business included subcontracts for product supply to companies holding Government integrator prime contracts.

     IC4I CONTRACT. In June 1996, the Company was awarded a subcontract by Systems Research Applications Corporation ("SRA") to provide hardware and software for use by the Government in connection with SRA's IC4I Contract. The IC4I Contract is non-mandatory, fixed-price IDIQ contract which expired in June 1998 and includes three one-year extension options. GTSI and SRA are currently performing under the contract and are negotiating the terms of the option years. Shipments under the IC4I Contract began in October 1996. Sales under the subcontract in 1998, 1997 and 1996 were approximately $2.4 million, $6.2 million and $0.3 million, respectively.

     DESKTOP V CONTRACT. In November 1996, the Company was awarded a subcontract with Hughes Data Systems to provide monitors and notebooks for use by the Air Force in connection with the Desktop V Contract. The subcontract expires in May 2002. Shipments under the subcontract began in July 1996, and sales under the subcontract in 1998, 1997 and 1996 were approximately $106,000, $1.2 million and $3.9 million, respectively.

     BLANKET PURCHASE AGREEMENTS

     Historically, the Company has held hundreds of BPA's with federal agencies. A BPA is a simplified but non-mandatory, fixed price, IDIQ contract for the Government to purchase products, usually by establishing charge accounts with qualified sources. Agencies typically enter into

                                                                         15
BPA's for similar products with several companies. BPA's generally include a list of products at established prices, individual purchase limits for authorized purchasers, and other pre-negotiated terms and conditions. Purchases under BPA's are often paid for with a Government-issued credit card.

     In 1996, the GSA authorized agencies to enter into BPA's with Schedule holders. The GSA-authorized BPA's incorporate many terms and conditions of the GSA Schedule contracts, and incorporate many products offered on GSA Schedule contracts, often at lower prices than available on the GSA Schedules. The Company normally enters into separate agreements with vendors in order to offer reduced BPA prices to the Government. The BPA sales vehicle allows the Company to focus specific vendor relationships on specific sets of customers. In response to the GSA's authorization, the Company has increased its emphasis on BPA's.

     The Company's major BPA's include: the Naval Information Systems Management Center BPA for notebook computers and associated equipment, with estimated aggregate sales among the BPA awardees of $98 million; and the Naval Information Systems Management Center BPA for desktop and associated equipment, with estimated sales among the BPA awardees of 7,500 computers per year; the Air Force Standard Systems Group BPA for printers and associated products.

     OPEN MARKET

     Many microcomputer and workstation products may also be resold by GTSI through open market procurements. These procurements are separate and apart from GSA Schedules or formal competitive bids, and include simplified acquisition procedures, requests for quotes, invitations for bids and requests for proposals. The Company is on most Government bid lists relevant to its product offerings and responds with proposals to hundreds of such bid solicitations each year. When awarding contracts, the Company's customers often evaluate, in addition to price, which is typically the most important factor, a number of other factors, such as the vendor's experience, performance record, service, support and financial strength. Unless purchasing electronically, Government agencies procuring products not on a Schedule or other contract vehicle must typically publicize their procurements with a value in excess of $25,000 to allow competitors to submit price quotes. The Company also sells to Government prime contractors, including systems integrators, typically through open market procurements. As a result of recent legislative changes, the Government is encouraged to make purchases under $2,500 by credit card and often without competition. In 1996, GTSI initiated a catalog offering for sales of microcomputer products. Many of these products offered for sale are for less than $2,500 and are available via credit card purchases. GTSI

                                                                         16
discontinued its catalog at the end of 1998, and replaced it with an expanded website.

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

     Under applicable Government regulations GTSI qualified as a "small business" under many of the contracts it held during 1998 by virtue of it being a non-manufacturing entity with a rolling average over the prior 12 months of 500 or fewer employees at the time of contract award. As a small business, GTSI enjoyed a number of significant benefits, including being able to: compete for designated small business set-aside contracts; bid pursuant to preferential small purchase procedures for open market purchases under $100,000 directed to non-manufacturer small businesses; qualify as a small business subcontractor to prime contractors on contracts over $500,000 in which the prime contractor must submit to the Government a small business subcontracting plan; offer Government agencies the advantage of having their purchases from GTSI count toward fulfilling their internal small purchase goals; and avoid having to establish small business subcontracting plans in order to compete for certain large Government contracts.

     As a result of the acquisition of the BTG Division in February 1998, GTSI no longer qualifies as a small business for future contract awards. Although most government contracts entered into before the BTG Division acquisition will not be affected by this change, the Company cannot predict the effect, if any, of this change on its operations. GTSI has a number of possible actions available to it to seek to mitigate an adverse impact to

                                                                         17
GTSI of the future loss of its small business status, including the following: increasing sales through the large number of Government contracts which are not subject to small purchase procedures; aggressively implementing GTSI's low-cost, one-stop shop strategy to economically encourage customers to continue to place orders with GTSI; expanding its sales to prime contractors qualifying as small or minority-owned businesses; and increasing its sales to state and other markets not subject to Government small business regulations. Currently, GTSI cannot precisely quantify the extent of the impact, if any, on its future results from a loss of its small business status.

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

     The industry in which the Company conducts its business, as well as the geographic location of the Company's headquarters near the nation's capitol and the concomitant density of high technology companies headquartered nearby, results in a limited pool of qualified employees. Although the Company's believes that its compensation and benefits are competitive, such competition and geography may from time to impact the Company's ability to attract and retain a competent and productive workforce.

                                                                         18
PRODUCTS

     The Company currently offers access to approximately 150,000 information technology products from approximately 2,100 hardware and software vendors. The Company continuously monitors sales of existing and newly introduced products to ensure that it carries state-of-the-art technology products.

     HARDWARE. The Company currently resells microcomputers from major brand name manufacturers, including Hewlett-Packard, Compaq, Panasonic, Everex, Sun and Apple; and peripherals from major brand name manufacturers, including Hewlett-Packard, Tektronix, Sony, Iomega, Panasonic and Kodak. The Company began selling RISC-based Unix workstations manufactured by Sun in 1992. In 1993, the Company began selling the full line of products manufactured by Apple. Peripherals carried by the Company include disk drives, CD-ROM drives, printers, video display monitors, plug-in circuit boards, modems and related products. GTSI's LAN hardware products are supplemented by the Company's LAN services, which include assisting customers in selecting, configuring, installing and maintaining LANs.

     SOFTWARE. The Company carries microcomputer software from virtually every leading MS-DOS and Windows microcomputer software vendor, as well as Sun workstation and Apple software from a number of leading software publishers. The Company sells packaged application software or licenses therefor, including word processing, database management, spreadsheet and graphics programs, for use on IBM, IBM-compatible microcomputers, Apple and Apple-compatible microcomputers, and on Sun and Hewlett-Packard Unix workstations. The Company's microcomputer software vendors include Microsoft, Symantec IBM/Lotus, Informix, Corel, and Visio. GTSI also sells networking software, including Novell products.

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

     From inception, GTSI recognized that the size and diversity of the government market made it imperative to identify and understand the needs of customers. Through years of intensive effort, GTSI has compiled and

                                                                         19
continuously updates one of the most comprehensive databases of federal, state and local government microcomputer users and their buying patterns. This proprietary, on-line computerized database currently contains over 235,000 entries, including an extensive list of agency procurement and contracting officers, information resource managers, end users, systems integrators, VARs and prime contractors. GTSI uses this database, among other things, for targeting telemarketing and direct mail campaigns. The Company conducts direct mail campaigns consisting of brochures, fliers, questionnaires, reply cards and other promotional items.

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

     The Company publicly introduced its web site, GTSI Online (sm) (http:\\www.gtsi.com), on the world wide web in early 1995. In 1997 and 1998, the website provided access to certain product, contract and Company information. In the first quarter of 1999, the Company introduced its third generation website which consists of two sections. First, there is the electronic shopping section of the website that includes a smart shopping cart feature allowing the buyer to save and manage multiple shopping carts, a smart check-out feature which stores products from multiple contracts into a single shopping cart that are automatically split (with appropriate surcharges) upon check-out, and a smart quote feature which allows buyers to save, manage and e-mail multiple price quotes. Second, the site includes an information portal section that is designed to meet the information needs of the Government customer.

VENDOR RELATIONSHIPS

     In order to offer its customers a centralized source for their microcomputer and workstation needs, the Company establishes and maintains relationships with key vendors and offers them a number of profitable opportunities to expand their sales to the government market, including:

                                                                         20
       o Access to the government market through a significant number of diverse contract vehicles.

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

     Vendors provide the Company with various forms of marketing and sales assistance, including but not limited to sales incentives and market development funds. Vendors provide sell-through and other sales incentives in connection with certain product promotions. Additionally, key vendors participate with the Company in cooperative advertising and sales events and typically provide funding which offsets the costs of such efforts. A reduction in or discontinuance of any of these incentives or significant delays in receiving reimbursements could materially adversely affect the Company. The Company must continue to obtain products at competitive prices from leading vendors in order to provide a centralized source of price-competitive products for its customers and to be awarded government contracts. Although almost all of GTSI's vendors currently do not have all of their own computer products on a GSA Schedule contract, one or more may elect to apply for its own GSA Schedule contract and may do so at lower end-user selling prices than those GTSI currently offers or could profitably offer. Although GTSI believes its relationships with its key vendors to be good, a decision by one or more to sell directly to the

                                                                         21
Government (especially if at significantly lower prices than GTSI), to sell their products to GTSI's competitors on more favorable terms than to GTSI, to allow additional resellers to represent their products on a GSA Schedule contract, to restrict or terminate GTSI's rights to sell their products or restrict their products from being carried on a GSA Schedule contract, could materially adversely affect the Company.

CUSTOMERS

     The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 1998, the Company sold products or services to thousands of different customers, including to most agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. Although no single customer accounted for greater than 5% of the Company's 1998 sales, aggregate 1998 sales to the Government's Departments of the Army, Navy and Air Force were 20.4%, 14.5% and 16.7%, respectively, of GTSI's 1998 sales.

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

BACKLOG

     At February 28, 1999, and December 31, 1998, the Company's total backlog of orders was approximately $53.4 million and $59.7 million, respectively, as compared with approximately $59.9 million and $38.4 million at February 28, 1998, and December 31, 1997, respectively. Total backlog consists of written purchase orders received and accepted by GTSI but not yet shipped. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and the periodic inventory shortages resulting from constrained products.

                                                                         22
SERVICE AND WARRANTY

     GTSI provides post-sale field service for certain products that it sells primarily through subcontractors and to a limited extent through the Company's in-house technical staff. The Company typically warrants products sold to the Government and certain other customers for the same term as the manufacturer's warranty period although many IDIQ contracts include provisions for warranties that extend beyond those offered by the manufacturer. The Company also sells extended warranties on many of the government contracts. Product repaired while under the manufacturer's warranty is at the manufacturer's expense; product repaired after expiration of the manufacturer's and GTSI's warranty, if longer, is at the customer's expense. GTSI outsources to third parties a significant portion of its extended warranty obligations.

COMPETITION

     The government microcomputer and workstation market is intensely competitive and subject to rapid change. GTSI competes with certain leading microcomputer and/or workstation hardware manufacturers, which sell to the government market directly and/or through representatives other than the Company, and with a number of systems integrators, government and commercial resellers and commercial computer retail chains, distributors and VARs (including companies qualifying as minority-owned, disadvantaged or small businesses under applicable Government regulations) seeking to enter or expand their presence in the government market. In 1998, certain manufacturers selling directly to the Government have gained market share in the GSA schedule market. A number of GTSI's existing and potential competitors have greater financial, sales, marketing and technological resources than the Company.

     The Company believes that the principal competitive factors in the government microcomputer market are price, expertise in the applicable government procurement processes, breadth of product line, customer and vendor relationships, financial strength, the technical and other skills of marketing and sales personnel, distribution capability, available inventory and customer service and support. The Company believes that the principal competitive factors in the government workstation market are essentially the same, except that technical expertise and customer service and support are often more important and breadth of product line and available inventory are often less important. The Company believes that it competes favorably on each of these factors, although to a lesser degree with respect to technical expertise. GTSI also believes that it has a competitive advantage over certain of its competitors because of its procurement expertise and avoidance of costly overhead related to selling into multiple market segments and maintaining numerous retail outlets. In addition, the Company's ability to offer a centralized source for purchases

                                                                         23
of a wide variety of leading computer products from numerous manufacturers often provides a competitive advantage over manufacturers who sell only their own line of products directly to the government.

EMPLOYEES

     At March 5, 1999, the Company had 505 employees, including 260 in sales, marketing and contract management; 134 in operations; and 111 in executive, finance, information technology, human resources and legal. None of the Company's employees is represented by a labor union, and the Company has experienced no labor-related work stoppages.

ITEM 2.   PROPERTIES.

     The Company's executive offices are located in an approximately 100,500-square foot facility in Chantilly, Virginia under a lease expiring in November 2009, with one five-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000-square foot facility under a lease expiring in December 2006. The Company also has a branch sales office occupying 139 square meters in Mannheim, Germany. The Company also subleases a 20,000 square foot distribution center in Chattanooga, Tennessee under a sublease which expires on March 31, 2001.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

                                                                         24
                                 PART  II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     STOCK DATA. The Company's common stock trades on The Nasdaq Stock Market (sm) under the symbol "GTSI." As of December 31, 1998, there were 178 record holders of the Company's common stock. As of March 22, 1999, there were 179 record holders and approximately 1,500 beneficial holders of the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock.

                           1998                  1997
                    -------------------   -------------------
          Quarter     High      Low         High      Low
          -------   --------  ---------   --------  ---------
          First     $ 5 7/8   $ 4 3/4     $ 5 7/8   $ 4 1/2
          Second    $ 5 7/16  $ 4 3/8     $ 5 7/16  $ 4 3/4
          Third     $ 5 3/16  $ 3 3/4     $ 5 7/8   $ 4 13/16
          Fourth    $ 5 1/2   $ 2 1/2     $ 5 7/8   $ 4 1/2

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

     ADDITIONAL INVESTOR RELATIONS INFORMATION. All of the Company's current required filings with the Securities and Exchange Commission, as well as press releases and other investor relations information, may be found at http://www.gtsi.com on the internet's world wide web. For those without internet access, such information may be obtained without charge by request to the Company addressed to: Investor Relations, Government Technology Services, Inc., 3901 Stonecroft Boulevard, Chantilly, Virginia 20151-0808.

     TRANSFER AGENT. The Company's transfer agent is First Union National Bank, Shareholder Services Group, 1525 West W.T. Harris Blvd., 3C3, Charlotte, NC 28288-1153; telephone 1-800-829-8432.

     ANNUAL MEETING. The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Tuesday, May 18, 1999, at the Company's headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

                                                                         25
ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data for the three years ended December 31, 1998, 1997 and 1996 are derived from, and are qualified in their entirety by reference to, the Company's audited Financial Statements and Notes thereto included elsewhere in this Form 10-K. The December 31, 1998, 1997 and 1996 Financial Statements of the Company have been audited by Arthur Andersen LLP, independent accountants, as indicated in their report, which is also included elsewhere in this Form 10-K. The selected financial data for all other periods are derived from audited financial statements of the Company which are not included in this Form 10-K.

(In thousands, except per share amounts)                 TWELVE MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1998       1997      1996(1)    1995(2)   1994(3)
INCOME STATEMENT DATA:                         --------   --------   --------   --------  --------

Sales . . . . . . . . . . . . . . . . . . . .  $ 605,884  $486,377   $491,642   $526,962  $617,220
Cost of sales . . . . . . . . . . . . . . . .    554,247   450,454    458,510    488,348   569,827
                                               --------   --------   --------   --------  --------
Gross margin. . . . . . . . . . . . . . . . .     51,637    35,923     33,132     38,614    47,393
                                               --------   --------   --------   --------  --------
Operating expenses:
   Selling, general and administrative. . . .     44,660    36,939     38,008     39,645    38,701
   Depreciation and amortization. . . . . . .      3,661     3,540     13,456      3,090     2,358
   Restructuring charges. . . . . . . . . . .          -         -          -      2,953         -
                                               --------   --------   --------   --------  --------
Total operating expenses. . . . . . . . . . .     48,321    40,479     51,464     45,688    41,059
                                               --------   --------   --------   --------  --------
Income (loss) from operations . . . . . . . .      3,316    (4,556)   (18,332)    (7,074)    6,334
Interest expense, net . . . . . . . . . . . .        977       548      1,537      4,538     2,172
                                               --------   --------   --------   --------  --------
Income (loss) before taxes. . . . . . . . . .      2,339    (5,104)   (19,869)   (11,612)    4,162
                                               --------   --------   --------   --------  --------
Income tax (benefit) provision. . . . . . . .          -         -     (2,031)    (4,435)    1,576
Net income (loss) . . . . . . . . . . . . . .  $   2,339  $ (5,104)  $(17,838)  $ (7,177) $  2,586
                                               ========   ========   ========   ========  ========
Earnings (loss) per share (basic) . . . . . .  $    0.27  $  (0.76)  $  (2.67)  $  (1.09) $   0.37
                                               ========   ========   ========   ========  ========
Earnings (loss) per share (diluted) . . . . .  $    0.26  $  (0.76)  $  (2.67)  $  (1.09) $   0.37
                                               ========   ========   ========   ========  ========
Weighted average number of common and
   common equivalent shares outstanding
   (basic). . . . . . . . . . . . . . . . . .      8,700     6,733      6,690      6,604     6,898
                                               ========   ========   ========   ========  ========
Weighted average number of common and
   common equivalent shares outstanding
   (diluted). . . . . . . . . . . . . . . . .      8,909     6,733      6,690      6,604     6,898
                                               ========   ========   ========   ========  ========

(1)  The year ended December 31, 1996 includes a pretax charge of $9.1 million ($8.2 million after tax, or $1.22 per share)
     related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.
(2)  The year ended December 31, 1995 includes a pretax charge of $7.9 million ($4.9 million after tax, or $0.74 per share)
     associated with the valuation of inventory and receivables, software licenses, headcount reductions and the consolidation of certain office and warehouse facilities.
(3)  The year ended December 31, 1994 includes a pretax charge of $9.9 million ($6.1 million after tax, or $0.89 per share)
     related to certain contracts and general merchandise inventories.

(In thousands)                                                     DECEMBER 31,
                                                 1998       1997       1996       1995      1994
BALANCE SHEET DATA:                            --------   --------   --------   --------  --------
Working capital . . . . . . . . . . . . . . .  $  42,206  $ 30,860   $ 34,599   $ 45,597  $ 49,355
Total assets. . . . . . . . . . . . . . . . .    161,090   137,464    141,001    197,318   209,573
Notes payable to banks. . . . . . . . . . . .     14,889    21,569     15,828     56,496    70,120
Total liabilities . . . . . . . . . . . . . .    105,766    97,590     96,153    134,841   140,413
Stockholders' equity. . . . . . . . . . . . .     55,324    39,874     44,848     62,477    69,160

                                                                         26
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, microcomputers and networking and workstation products, from 1985 through 1992); to the addition of new vendors (e.g., IBM, Sun, Panasonic, Apple and Nexar, from 1988 through 1996, and Cisco in 1998); and to the addition or expiration of sales contract vehicles (e.g., the addition of the SEWP II Contract, the NIH ECS-II Contract, the TDA-1 Contract and STAMIS Contract, and the expiration of the Companion Contract in 1995 and Desktop IV systems ordering in 1996). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

     The Company's primary strategy is to focus on its core GSA Schedule and IDIQ business and to compete aggressively on bids in order to win as many contract vehicles as possible under the various purchasing programs available to it in the government market. With these contract vehicles in place, it is then possible for the Company to use its significant product base and marketing knowledge to sell products which both meet customers' requirements and provide an attractive financial return to the Company.

                                                                         27
RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentages that selected items within the income statement bear to sales, and the annual percentage changes in the dollar amounts of such items.

                                                                                 Percentage Change
                                                     Percentage of Sales            Years Ended
                                               ------------------------------      December 31,
                                                  Years Ended December 31,      ------------------
                                               ------------------------------     1997      1996
                                                 1998       1997      1996(1)    to 1998   to 1997
                                               --------   --------   --------   --------  --------

Sales . . . . . . . . . . . . . . . . . . . .   100.0%     100.0%     100.0%      24.6%     (1.1)%
Cost of sales . . . . . . . . . . . . . . . .    91.5       92.6       93.3       23.0      (1.8)
                                               --------   --------   --------
Gross margin. . . . . . . . . . . . . . . . .     8.5        7.4        6.7       43.7       8.4
                                               --------   --------   --------
Operating expenses:
   Selling, general and administrative. . . .     7.3        7.6        7.7       20.9      (2.8)
   Depreciation and amortization. . . . . . .     0.6        0.7        2.7        3.4     (73.7)
   Restructuring charges. . . . . . . . . . .     -          -          -          -         -
                                               --------   --------   --------
Total operating expenses. . . . . . . . . . .     7.9        8.3       10.4       19.4     (21.3)
                                               --------   --------   --------
Income (loss) from operations . . . . . . . .     0.6       (0.9)      (3.7)    (172.8)    (75.1)
Interest expense, net . . . . . . . . . . . .     0.2        0.1        0.3       78.3     (64.3)
                                               --------   --------   --------
Income (loss) before taxes. . . . . . . . . .     0.4       (1.0)      (4.0)    (145.8)    (74.3)
Income tax (benefit) provision. . . . . . . .     -          -         (0.4)       -      (100.0)
                                               --------   --------   --------
Net income (loss) . . . . . . . . . . . . . .     0.4%      (1.0)%     (3.6)%   (145.8)    (71.4)
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

PRODUCT CATEGORY
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1998                 1997                  1996
                                               -------------------   -------------------  -------------------
Hardware. . . . . . . . . . . . . . . . . . .  $  474.7     78.3%    $  430.1     88.5%   $  429.7     87.4%
Software. . . . . . . . . . . . . . . . . . .      94.6     15.6         55.1     11.3        50.2     10.2
Services. . . . . . . . . . . . . . . . . . .      36.6      6.1          1.2      0.2        11.7      2.4
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  605.9    100.0%    $  486.4    100.0%   $  491.6    100.0%
                                               ========   ========   ========   ========  ========   ========

CONTRACT VEHICLES
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1998                 1997                  1996
                                               -------------------   -------------------  -------------------
GSA Schedules . . . . . . . . . . . . . . . .  $  199.8     33.0%    $  208.8     42.9%   $  236.6     48.1%
IDIQ Contracts. . . . . . . . . . . . . . . .     319.3     52.7        148.6     30.6       117.8     24.0
Open Market . . . . . . . . . . . . . . . . .      68.6     11.3        107.3     22.1       120.1     24.4
Other Contracts . . . . . . . . . . . . . . .      18.2      3.0         21.7      4.4        17.1      3.5
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  605.9    100.0%    $  486.4    100.0%   $  491.6    100.0%
                                               ========   ========   ========   ========  ========   ========

                                                                         28

VENDOR CATEGORY
(Dollars in millions)                                             Years Ended December 31,
                                               --------------------------------------------------------------
                                                       1998                 1997                  1996
                                               -------------------   -------------------  -------------------
Hewlett-Packard . . . . . . . . . . . . . . .  $  138.1     22.8%    $  105.6     21.7%   $   95.6     19.4%
Microsoft . . . . . . . . . . . . . . . . . .      68.3     11.3         46.8      9.6        31.6      6.4
Compaq. . . . . . . . . . . . . . . . . . . .      62.9     10.4         54.2     11.1        50.5     10.3
Panasonic . . . . . . . . . . . . . . . . . .      53.4      8.8         53.8     11.1        31.9      6.5
Cisco . . . . . . . . . . . . . . . . . . . .      30.0      5.0          3.9      0.8         0.3      0.1
Everex. . . . . . . . . . . . . . . . . . . .      27.2      4.5         14.6      3.0         7.2      1.5
SUN . . . . . . . . . . . . . . . . . . . . .      20.3      3.4         21.4      4.4        28.4      5.8
Toshiba . . . . . . . . . . . . . . . . . . .      14.1      2.3         14.4      3.0        14.3      2.9
Tektronix . . . . . . . . . . . . . . . . . .       7.4      1.2          8.6      1.8        11.1      2.3
Other . . . . . . . . . . . . . . . . . . . .     184.2     30.3        163.1     33.5       220.7     44.8
                                               --------   --------   --------   --------  --------   --------
   Total. . . . . . . . . . . . . . . . . . .  $  605.9    100.0%    $  486.4    100.0%   $  491.6    100.0%
                                               ========   ========   ========   ========  ========   ========

1998 COMPARED WITH 1997

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. During 1998, net sales increased $119.5 million, or 24.6% over 1997. The primary reason for the increase was higher sales under the Company's indefinite-delivery/ indefinite-quantity ("IDIQ") contracts of approximately $170.7 million, or 115%. The increase in IDIQ contracts was partially offset by decreased GSA schedule sales and Open Market sales of approximately $9.0 million, or 4.3% and $38.7 million, or 36.1%, respectively. Management believes that the decline in Open Market sales is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g. GSA schedule contracts, Government-wide Agency Contract ("GWAC"), Blanket Purchase Agreements ("BPA's")) in a quicker and easier manner than was the case before such changes. In addition, the decrease in sales under GSA schedule contracts can be attributed primarily to decreased sales relating to GSA Schedule B/C contract of $33.3 million offset by an increase in BPA sales of $28.1 million from the same period last year. In 1996, GSA schedule contracts expressly authorized agencies to procure from schedule holders under BPA's which incorporate many terms and conditions of the GSA schedule contracts. Additionally, BPA's offer many of the same products as GSA schedules, often at lower prices than available on GSA schedules. In response to GSA's authorization, the Company has increased its emphasis on BPA's.

     Sales under IDIQ contracts increased primarily as result of increased sales under contracts with the State Department, the Army's PC-2 and the Tennessee Valley Authority, totaling $91.4 million. The Company performs, as a subcontractor, under these contracts as a result of the acquisition of the BTG Division. In addition, the Company's contract with the U.S. Army's Standard Army Management Information Systems ("STAMIS") Computer Contract II, which was awarded in November 1997, produced sales of $35.6 million during 1998.

     Total booked backlog at December 31, 1998 was approximately $59.7 million compared to $38.4 million at December 31, 1997. Total booked backlog was $53.4 million at February 28, 1999, up $6.5 million or 13.9% compared to February 28, 1998. Booked backlog represents orders received but product has yet to ship.

                                                                         29
     GROSS MARGIN. In 1998, gross margin increased in absolute dollars $15.7 million, or 43.7%, and increased as a percentage of sales from 7.4% to 8.5%, when compared to 1997. The increase in gross margin was impacted by an inventory adjustment of approximately $2.2 million resulting from a June 1998 physical inventory valuation. Gross margin for 1998 was 8.2%, including the impact of the inventory adjustment. In addition, gross margins were favorably impacted by change in the Company's mix of contract vehicles. Gross margins for 1998, were also impacted by the realization of greater contract price protection credits offset by increased warranty maintenance expense. The change in gross margin percentage can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in the future periods.

     OPERATING EXPENSES. Total operating expenses for 1998 increased $7.8 million, or 19.4% compared to 1997. This increase was due primarily to increased personnel cost as a result of the BTG Division acquisition, as well as increases in the overall volume of the business. In addition, the Company incurred approximately $1.0 million of operating costs associated with the acquisition of the BTG Division. Total operating expenses, as a percentage of total sales decreased from 8.3% to 7.9%, reflecting the Company's growth in sales requiring less additional infrastructure expenses as existing facilities and personnel are utilized more effectively.

     INTEREST EXPENSE. Net interest expense is the amount of interest expense on borrowings offset by interest income and prompt payment discounts. The net interest expense increased approximately $429,000, or 78.3% for the year ended December 31, 1998 compared to the same period in 1997. This increase was due primarily to increased average borrowings as a result of increased sales volumes, as well as additional borrowings required for the BTG Division acquisition. In addition, during 1998 the Company utilized more prompt payment discounts as compared to the same period in 1997.

     INCOME TAXES. No provision for income tax has been recognized with respect to the Company's income from operations for 1998 due to the reversal of the deferred tax valuation allowance that fully offset the Company's current tax expenses for 1998.

1997 COMPARED WITH 1996

     SALES. During 1997, net sales decreased $5.2 million or 1.1% and were negatively impacted by $1.2 million in higher Industrial Funding Fees associated with the GSA and NIH contracts. These fees are collected by the Company and remitted to the respective agency on a payment schedule determined by the respective agency. Decreased sales under GSA Schedule and under Open Market Contracts of $27.8 million and $12.8 million,

                                                                         30
respectively, were offset by increased sales under GTSI's various IDIQ Contracts. It is management's belief that the decline in Open Market sales is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g., GSA Schedule contracts) in a quicker and easier manner than was the case before such changes. IDIQ contract sales rose during 1997 primarily as a result of higher revenue on the Company's NIH, TDA-1 and SEWP contracts. Revenue from these contracts rose $19 million, $15 million and $16 million, respectively, from 1996. However, higher sales from the NIH, TDA-1 and SEWP vehicles were offset by weaker sales activity on the GSA Schedule B/C contract.

     Sales of Hewlett-Packard, Compaq, Panasonic, Microsoft and Nexar products increased $60.0 million from the prior year and accounted for 58% of GTSI's total sales activity by Vendor. This increase was offset by lower sales of IBM Label products which decreased by $34.5 million from the prior year.

     Total Backlog at December 31, 1997, was approximately $38.4 million, down 20.1% from approximately $48.1 million at December 31, 1996. Backlog was $76.3 million at March 19, 1998 compared to $38.8 million in the prior period. The increase is primarily related to orders that were recorded as part of the BTG Division acquisition, which closed on February 12, 1998. Backlog represents orders received but for which product has yet to ship.

     GROSS MARGIN. Gross margin increased in 1997 by approximately $2.8 million or 8.4%, and increased as a percentage of sales from 6.7% to 7.4%. In the fourth quarter of 1996, the Company recorded $2.2 million in adjustments that were deemed necessary to provide for contractual obligations, and to reduce certain trade credits to the amounts ultimately expected to be realized. Other product cost factors that contributed to the improvement in the gross margin percentage during 1997 were the recognition of greater price protection credits.

     OPERATING EXPENSES. Operating expenses in 1997 decreased approximately $11.0 million, or 21.4%, and improved as a percentage of sales from 10.4% to 8.3%. The change is primarily attributable to a $9.1 million decrease in amortization expense associated with the accelerated write-down of intangible assets which was recognized during the fourth quarter of 1996.

     INTEREST EXPENSE. Total interest charges between 1997 and 1996 were relatively flat, although bank administrative and credit card fees were higher in 1997 by approximately $0.4 million from the prior period. These

                                                                         31
costs were offset by lower interest expenses due to reduced bank borrowings during certain times throughout 1997.

     INCOME TAXES. In 1996, a tax benefit of $2.0 million was recorded as a result of the Company's operating loss for that period, that was realized by carrying back the loss to prior years in which the Company recognized taxable income.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was adopted by the Company during the first quarter of 1996. During the fourth quarter of 1996, the Company recorded a charge of approximately $9.1 million related to the impairment of intangible assets acquired as part of the acquisition of Falcon in 1994.

     SFAS 123, "Accounting for Stock-Based Compensation," was adopted by the Company during 1996. This statement requires disclosure of the fair value of all stock-based compensation using one of several option-pricing models.

     SFAS 128, "Earnings Per Share," and SFAS 129, "Disclosure of
Information about Capital Structure," were adopted by the Company in the fourth quarter of 1997, with no material effect on the Company's consolidated financial statement presentation.

     SFAS 130, "Reporting Comprehensive Income," was adopted by the Company in 1998 and in accordance therewith, the Company's Comprehensive Income equals reported Net Income (Loss).

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company in the fourth quarter of 1998.

EFFECT OF INFLATION

     The Company believes that inflation has not had a material effect on its operations. However, in the event inflation increases in the future it could temporarily adversely affect the profitability of GTSI's sales under its Government fixed-price contracts, which generally preclude the Company from passing on inflation-related or other increases in product costs to Government customers during the term of a pre-existing contract. The Company mitigates this risk in part by often obtaining agreements from certain of its suppliers prohibiting them from increasing their prices to GTSI during fixed-price, term contracts.

                                                                         32
SEASONAL FLUCTUATIONS AND OTHER FACTORS

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

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, the Company's operating activities provided $10.5 million of cash flow compared to the use of $3.0 million for 1997. The increase from year to year relates to the Company's increase in Accounts Payable. Accounts Payable increased as a result of increased inventory purchases as a result of 1998 sales volume. Investing activities used cash of approximately $12.7 million during 1998. The primary reason was the cash payment in February 1998 of $7.8 million relating to the acquisition of the BTG Division. During 1998, the Company's financing activities provided cash of approximately $1.3 million. The net payments against the Company's

                                                                         33
bank notes included $7.8 million used to finance the cash portion of the BTG Division acquisition. At December 31, 1998, the Company had approximately $24.4 million available for borrowing under its facility.

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

     On February 11, 1998, the Credit Agreement was revised to, among other things, limit the total amount available under the facility to $60 million for an additional two months. The total available under the facility was reduced to $30 million only during the period April 1, 1998 to July 31, 1998. As for the Wholesale Financing Facility, the amount available under the agreement remained at $20 million and was to be used solely for inventory purchases. The amount available was reduced to $10 million only

                                                                         34
during the period April 1, 1998 to July 31, 1998. All other material terms of both facilities remained the same.

     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. As a result, on October 28, 1998, when the Company delivered its certified financial statements to the Principal Lender, the interest rate was reduced to LIBOR plus 2.25%. Prior to this event, the interest rate under the Credit Agreement was LIBOR plus 2.45%. The Company's interest rate at December 31, 1998 was 7.83%. On August 14, 1998, the limit of the Wholesale Financing Facility was increased via temporary overline limit of up to $10,000,000 through January 31, 1999. The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1 through January 31, and decrease to $10 million during the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same. At December 31, 1998, the Company was in compliance with all financial covenants set forth in the credit facility.

     Amounts due to the Lenders as of December 31, 1998 are classified as current liabilities and the available portion of the Credit Facility at December 31, 1998 was approximately $24.4 million.

     Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios.

                                                                         35
YEAR 2000

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

     With respect to its internal information technology systems, the Company has conducted an inventory of a substantial majority of its central systems for Year 2000 compliance. The most significant risk faced by the Company is the Just-In-Time ("JIT") application, the Company's key enterprise operations system. The Company completed JIT Year 2000 conversion and testing in early 1999. The Company has begun implementing remediation plans for other material information technology systems. In addition, the Company currently is reviewing its other non-critical internal information technology systems. With respect to the Company's non-information technology systems, the Company moved its headquarters to a new location during the end of 1998. All systems in the new facility are Year 2000 compliant.

     The Company has begun to assess the potential for Year 2000 problems with the information systems of its customers and vendors. The Company has sent questionnaires to the primary product vendors with which the Company has a material relationship. The Company is in the process of assessing

                                                                         36
the responses received to date from the vendors and plans to follow-up with vendors that have not responded. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company's primary customer is the Federal Government. Various departments in the Federal Government have achieved different degrees of readiness regarding Year 2000 compliance.

     COSTS TO ADDRESS YEAR 2000 ISSUES. The Company presently estimates that the cost associated with becoming Year 2000 compliant is approximately $2 million, approximately $50,000 of that has been incurred since December 31, 1998. Any external and internal costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred in accordance with the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." The costs associated with the replacement of computerized systems, hardware or equipment will be capitalized and are included in the above estimate. These costs do not include any costs associated with the implementation of contingency plans.

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

     RISKS TO THE COMPANY. The Government includes certain Year 2000 warranty clauses in its contracts, which the Company executes. The Company strives to pass the Government contract clauses on to its product vendors, however, in some instances vendors refuse to accept such clauses. There can be no assurance that the Company will not be materially adversely effected if the Government were to enforce these clauses and the Company did not have corresponding protection from such vendors. In addition, it

                                                                         37
is unknown how Government and other customer spending patterns may be impacted by Year 2000 issues. As customers focus on preparing their business for the Year 2000, information technology budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. The Year 2000 presents a number of other risks and uncertainties that could affect the Company, including utilities failures and competition for personnel skilled in the resolution of Year 2000 issues.

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

     CONTINGENCY PLAN. The Company has not yet established a contingency plan to address the most reasonably likely worst case scenario and such scenario has not yet been identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     The renegotiation of the financial covenants contained in the Credit Facility, and the statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition, Results of Operations and Notes to Consolidated Financial Statements, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially based on numerous factors, including but not limited to competition in the government markets, spending patterns of the Company's customers, general economic and political conditions, success of negotiations with the Company's Lenders, changes in government procurement regulations, impact of the Year 2000 issue on the Company's business, and other risks described in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

                                                                         38
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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


Index to Financial Statements and Schedule                             Page

FINANCIAL STATEMENTS:

     Reports of Independent Public Accountants. . . . . . . . . . . . . .39

     Consolidated Balance Sheets as of December 31,
          1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .40

     Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . .41

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . .42

     Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1998, 1997 and 1996. . . . . .43

     Notes to Consolidated Financial Statements . . . . . . . . . . . . .44

SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . .63


Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                                                                         39
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Government Technology Services, Inc.

     We have audited the accompanying consolidated balance sheets of Government Technology Services, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Government Technology Services, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                        ARTHUR ANDERSEN LLP

Washington, D.C.
February 17, 1999

                                                                         40
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          -------------------
(In thousands, except share data)                           1998       1997
                                                          --------   --------
ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . $     39   $    856
  Accounts receivable, net. . . . . . . . . . . . . . . .  106,334     90,905
  Merchandise inventories . . . . . . . . . . . . . . . .   36,544     33,000
  Net deferred taxes and other. . . . . . . . . . . . . .    3,099      3,423
                                                          --------   --------
     Total current assets . . . . . . . . . . . . . . . .  146,016    128,184

Property and equipment, net . . . . . . . . . . . . . . .   11,381      8,217
Intangible assets, net. . . . . . . . . . . . . . . . . .      114        534
Net deferred taxes and other. . . . . . . . . . . . . . .    3,579        529
                                                          --------   --------

     Total assets . . . . . . . . . . . . . . . . . . . . $161,090   $137,464
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . . $ 14,889   $ 21,569
  Accounts payable. . . . . . . . . . . . . . . . . . . .   75,806     67,720
  Accrued liabilities . . . . . . . . . . . . . . . . . .   13,115      8,035
                                                          --------   --------
     Total current liabilities. . . . . . . . . . . . . .  103,810     97,324

Other liabilities . . . . . . . . . . . . . . . . . . . .    1,956        266
                                                          --------   --------

     Total liabilities. . . . . . . . . . . . . . . . . .  105,766     97,590
                                                          --------   --------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $0.25 par value, 680,850 shares
     authorized; none issued or outstanding . . . . . . .        -          -
  Common Stock - $0.005 par value, 20,000,000 shares
     authorized, 9,806,084 issued and 9,799,490
     outstanding at December 31, 1998; and 10,000,000
     shares authorized, 6,806,084 shares issued and
     6,756,180 outstanding at December 31, 1997 . . . . .       49         34
  Capital in excess of par value. . . . . . . . . . . . .   45,712     33,086
  Retained earnings . . . . . . . . . . . . . . . . . . .    9,634      7,295
  Treasury stock, 6,594 shares at December 31, 1998
     and 49,904 shares at December 31, 1997, at cost. . .      (71)      (541)
                                                          --------   --------

     Total stockholders' equity . . . . . . . . . . . . .   55,324     39,874
                                                          --------   --------

     Total liabilities and stockholders' equity . . . . . $161,090   $137,464
                                                          ========   ========

               The accompanying notes are an integral part of these consolidated financial statements.

                                                                         41
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the years ended
                                                                   December 31,
                                                          ------------------------------
(In thousands, except per share amounts)                    1998       1997       1996
                                                          --------   --------   --------

Sales . . . . . . . . . . . . . . . . . . . . . . . . . . $605,884   $486,377   $491,642

Cost of sales . . . . . . . . . . . . . . . . . . . . . .  554,247    450,454    458,510
                                                          --------   --------   --------

Gross margin. . . . . . . . . . . . . . . . . . . . . . .   51,637     35,923     33,132

Operating expenses. . . . . . . . . . . . . . . . . . . .   48,321     40,479     51,464
                                                          --------   --------   --------

Income (loss) from operations . . . . . . . . . . . . . .    3,316     (4,556)   (18,332)

Interest expense, net of interest income of
    $508, $325 and $265, respectively . . . . . . . . . .      977        548      1,537
                                                          --------   --------   --------

Income (loss) before taxes. . . . . . . . . . . . . . . .    2,339     (5,104)   (19,869)

Income tax benefit. . . . . . . . . . . . . . . . . . . .        -          -     (2,031)
                                                          --------   --------   --------

Net income (loss) . . . . . . . . . . . . . . . . . . . . $  2,339   $ (5,104)  $(17,838)
                                                          ========   ========   ========

Basic net income (loss) per share . . . . . . . . . . . . $   0.27   $  (0.76)  $  (2.67)
                                                          ========   ========   ========

Diluted net income (loss) per share . . . . . . . . . . . $   0.26   $  (0.76)  $  (2.67)
                                                          ========   ========   ========

Basic weighted average shares outstanding . . . . . . . .    8,700      6,733      6,690
                                                          ========   ========   ========

Diluted weighted average shares outstanding . . . . . . .    8,909      6,733      6,690
                                                          ========   ========   ========


               The accompanying notes are an integral part of these consolidated financial statements.

                                                                         42
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the years ended
                                                                   December 31,
                                                          ------------------------------
(In thousands)                                              1998       1997       1996
                                                          --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) . . . . . . . . . . . . . . . . . . . . $  2,339   $ (5,104)  $(17,838)
                                                          --------   --------   --------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . .    3,661      3,539     12,618
  (Gain) loss on disposal of property and equipment . . .                (340)       839
  Stock compensation. . . . . . . . . . . . . . . . . . .                   -        (13)
  (Decrease) increase in cash due to changes in
    assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . .  (15,429)      (789)    13,049
     Merchandise inventories. . . . . . . . . . . . . . .    9,408     (1,156)    32,671
     Deferred income taxes and intangible assets. . . . .   (2,306)     2,466      3,158
     Accounts payable . . . . . . . . . . . . . . . . . .    8,086       (987)     4,647
     Accrued liabilities. . . . . . . . . . . . . . . . .    3,333     (2,206)    (1,685)
     Other liabilities. . . . . . . . . . . . . . . . . .      634     (1,111)      (465)
     Other. . . . . . . . . . . . . . . . . . . . . . . .      805      2,641     (1,788)
                                                          --------   --------   --------
       Net cash provided by (used in) operating
          activities. . . . . . . . . . . . . . . . . . .   10,531     (3,047)    45,193
                                                          --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of property and equipment. . . . . . . . . . . . .   (4,827)    (2,377)    (4,770)
  Payments related to purchase of BTG Division. . . . . .   (7,826)         -          -
  Proceeds from sales of  property and equipment. . . . .        -        361         53
                                                          --------   --------   --------
       Net cash used in investing activities. . . . . . .  (12,653)    (2,016)    (4,717)
                                                          --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) bank notes, net . . . . . .    1,146      5,741    (40,668)
  Proceeds from exercises of stock options and warrants .      159        130        222
                                                          --------   --------   --------
       Net cash provided by (used in) financing
          activities. . . . . . . . . . . . . . . . . . .    1,305      5,871    (40,446)
                                                          --------   --------   --------

Net (decrease) increase in cash . . . . . . . . . . . . .     (817)       808         30
Cash at beginning of year . . . . . . . . . . . . . . . .      856         48         18
                                                          --------   --------   --------
Cash at end of year . . . . . . . . . . . . . . . . . . . $     39   $    856   $     48
                                                          ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . $  2,114   $  2,744   $  4,756
     Income taxes . . . . . . . . . . . . . . . . . . . . $  2,553   $      7   $     20

Supplemental disclosure of non-cash activities:
     During 1998, Company issued 15,375 shares of preferred stock in exchange for $12.952 million of inventory and other assets in connection with the acquisition of the BTG Division.  The shares of preferred stock were subsequently converted during 1998 to 3.0 million shares of common stock.
     In December 1998, the company capitalized as leasehold improvements and deferred rent the amount of $2 million, which represents the build-out allowance relative to the leasing of its new corporate headquarters (see Note 7).


               The accompanying notes are an integral part of these consolidated financial statements.

                                                                         43
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             For the years ended December 31, 1998, 1997 and 1996
                                              ----------------------------------------------------------------------------------
                                                Preferred Stock        Common Stock       Capital                         Total
                                              ------------------    ------------------      in                            Stock-
                                               Shares     Shares                          Excess    Retained  Treasury   holders'
(In thousands)                                 Issued     Amount     Issued    Amount     of Par    Earnings   Stock      Equity
                                              --------   --------   --------  --------   --------   --------  --------   --------

Balance, December 31, 1995. . . . . . . . . .        -   $      -      6,806  $      34  $ 33,611   $ 30,237  $  (1,405)$  62,477

Stock awards and options exercised. . . . . .        -          -          -          -      (316)         -        525       209

Net loss. . . . . . . . . . . . . . . . . . .        -          -          -          -         -    (17,838)         -   (17,838)
                                              --------   --------   --------  --------   --------   --------  --------   --------



Balance, December 31, 1996. . . . . . . . . .        -   $      -      6,806  $      34  $ 33,295   $ 12,399  $    (880) $ 44,848

Stock awards and options exercised. . . . . .        -          -          -          -      (209)         -        339       130

Net loss. . . . . . . . . . . . . . . . . . .        -          -          -          -         -     (5,104)         -    (5,104)
                                              --------   --------   --------  --------   --------   --------  --------   --------



Balance, December 31, 1997. . . . . . . . . .        -   $      -      6,806  $      34  $ 33,086   $  7,295  $    (541) $ 39,874

Stock awards and options exercised. . . . . .        -          -          -          -      (326)         -        470       144

Acquisition of BTG Division -
     issuance of Preferred Stock. . . . . . .   15,375     15,375          -          -         -          -          -         -

Acquisition of BTG Division -
     conversion of Preferred Stock
     into Common Stock. . . . . . . . . . . .  (15,375)   (15,375)     3,000         15    12,952          -          -    12,967

Net income. . . . . . . . . . . . . . . . . .        -          -          -          -         -      2,339          -     2,339
                                              --------   --------   --------  --------   --------   --------  --------   --------



Balance, December 31, 1998. . . . . . . . . .        -   $      -      9,806  $      49  $ 45,712   $  9,634  $     (71) $ 55,324
                                              ========   ========   ========  ========   ========   ========  ========   ========


               The accompanying notes are an integral part of these consolidated financial statements.

                                                                         44
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

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

ACQUISITION OF BTG DIVISION

     On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc. and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquired assets consisted primarily of inventory and rights under certain contracts and intangible personal property, along with furniture, fixtures, supplies and equipment. In addition, the Company assumed certain liabilities under specified contracts of BTG as well as certain liabilities arising from the ownership or operation of the acquired assets after the closing. The Company paid at closing $7,325,265 in cash (after a $174,735 adjustment for accrued vacation liability and satisfaction of an outstanding invoice owed by BTG) and issued 15,375 shares, having a liquidation preference of $15,375,000, of a new series of preferred stock designated as Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Company paid an additional $500,000 in cash upon the release of liens on certain items of equipment which are part of the acquired assets. A portion of the consideration, $800,000 in cash and 1,538 shares of Series C Preferred Stock, was held under an escrow agreement to secure BTG's indemnification obligations under the Asset Purchase Agreement. Under the Asset Purchase Agreement, BTG was obligated to repay to the Company up to $4.5 million to the extent that there was a shortfall in the amounts that the Company received from dispositions of certain inventory acquired.

     The acquisition of the BTG Division was accounted for using the purchase method of accounting. The purchase price was allocated to tangible assets based on fair market value. The financial statements include the results of operation of the BTG Division since the acquisition date.

                                                                         45
     The following table sets forth the unaudited pro forma results of operations of the Company and the BTG Division for the years ended December 31, 1998 and 1997, assuming the acquisition occurred on January 1, 1997. Net income for 1998 excludes approximately $1 million of nonrecurring cost and $270,000 of interest expense directly attributable to the acquisition.

     (In thousands, except per share data)      (unaudited)
                                              1998       1997
                                            --------   --------

     Revenues . . . . . . . . . . . . . . . $647,021   $913,923

     Net income (loss). . . . . . . . . . . $  1,970   $ (6,763)

     Basic income (loss) per share. . . . . $   0.23   $  (0.78)

     Diluted  income (loss) per share . . . $   0.22   $  (0.78)

     The pro forma results are not indicative of the results of operations had the acquisition taken place on January 1, 1997.

     Subsequent to the closing, BTG delivered to the Company certain other inventory ("Surplus Inventory"). By letter dated May 15, 1998, the Company and BTG agreed that BTG would invoice GTSI an aggregate of $3,912,419 for Surplus Inventory. In addition, BTG agreed to pay to the Company $1 million on June 30, 1998, which constituted full and complete payment for any inventory shortfall as described in the Asset Purchase Agreement, as well as $250,000 for costs associated with processing the Surplus Inventory.

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

     On February 10, 1999, the Company entered into subsequent agreements with BTG. The agreements relate to the reacquisition of stock by GTSI from BTG, the terms of certain contracts and the relationship of the parties

                                                                         46
going forward. Pursuant to the agreements, GTSI reacquired 600,000 shares of its stock from BTG. Of the 600,000 shares, 200,000 were tendered to GTSI at no cost and 400,000 were purchased by GTSI for $5.00 per share, using a three-year, 8% interest bearing note from BTG with the principal repaid in three annual installments of $500,000, $500,000 and $1,000,000, respectively. As part of the agreements, GTSI has an exclusive five-year option to purchase the remaining 1.3 million shares of GTSI stock held by BTG for $5.25 per share. Under the February 12, 1998 Asset Purchase Agreement, BTG is precluded from selling any of its holdings, with certain limited exceptions, to a third party for six years without GTSI's prior consent. Under the February 10, 1999 agreement, GTSI must consent to a sale by BTG of their stock to any third party. If GTSI consents to such a sale, BTG is obligated to pay GTSI $0.50 per share on any shares sold by BTG.

     As a result of the agreement, BTG transferred to GTSI all of the cash portion of the February 12, 1998 escrow, totaling $827,219, and BTG's ownership interest in GTSI was reduced to 13.3%. Consequently, BTG forfeited its right to representation on the GTSI Board and Dr. Edward H. Bersoff, Chief Executive Officer of BTG, resigned from the GTSI Board. The agreements also provide that BTG will novate certain contracts that GTSI had been performing in the capacity of a subcontractor, and halts all royalty payments by GTSI to BTG after December 31, 1998. For a discussion of major contracts acquired with the BTG Division, see "Formal Bids" on page 10.

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

                                                                         47
     REVENUE RECOGNITION. The Company recognizes revenue upon shipment of products and/or acceptance of services rendered.

     FINANCIAL INSTRUMENTS. At December 31, 1998, 1997 and 1996, the recorded values of financial instruments such as accounts receivable and payable and notes payable to banks approximated their fair values, based on the short-term maturities of these instruments.

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

     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the leases or their estimated useful lives, whichever is shorter.

     INTANGIBLE ASSETS. Intangible assets are recorded at cost and amortized using the straight-line method over the estimated useful lives.

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

     INCOME TAXES. Deferred income taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be

                                                                         48
realized. Income tax expense represents the current tax provision for the period and the change during the period in deferred tax assets and liabilities.

     EARNINGS PER SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No.
15. Options to purchase approximately 284,000 and 368,000 weighted average shares of Common Stock at December 31, 1997 and 1996, respectively, were not included in the computation of earnings per share due to their anti-dilutive effect.

     MARKETING DEVELOPMENT AND COOPERATIVE ADVERTISING FUNDS. Certain vendors provide the Company with sales incentive programs. Generally, the funds received under these programs are determined based on the Company's purchases and/or sales of the vendor's product. The funds are earned upon performance of specific promotional programs or upon completion of predetermined objectives dictated by the vendor. Once earned, the funds reduce associated expenses of promotional programs.

     CHECK OVERDRAFTS. Included in accounts payable at December 31, 1998, 1997 and 1996, are approximately $7.4 million, $2.0 million and $20.6 million, respectively, which represent checks that have been issued but have yet to clear the bank.

     RECLASSIFICATIONS. Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

                                                                         49
2. ACCOUNTS RECEIVABLE

     The composition of accounts receivable as of December 31, 1998 and 1997 is as follows (in thousands):

                                              1998       1997
                                            --------   --------

     Trade accounts receivable. . . . . . . $ 93,750   $ 79,879
     Vendor and other receivables . . . . .   18,564     15,119
                                            --------   --------
                                             112,314     94,998
     Less allowance for uncollectible
       accounts . . . . . . . . . . . . . .   (5,980)    (4,093)
                                            --------   --------

     Accounts receivable, net . . . . . . . $106,334   $ 90,905
                                            ========   ========

3. PROPERTY AND EQUIPMENT

     The composition of property and equipment as of December 31, 1998 and 1997 is as follows (in thousands):

                                              1998       1997
                                            --------   --------

     Office furniture and equipment . . . . $  9,519   $  8,665
     Computer software. . . . . . . . . . .    6,300      6,108
     Leasehold improvements . . . . . . . .    4,578      2,509
                                            --------   --------
                                              20,397     17,282
     Less accumulated depreciation and
       amortization . . . . . . . . . . . .   (9,016)    (9,065)
                                            --------   --------

     Property and equipment, net. . . . . . $ 11,381   $  8,217
                                            ========   ========

     Depreciation and amortization expense was $3,661, $3,539 and $12,618 in 1998, 1997 and 1996, respectively.

                                                                         50
4. NOTES PAYABLE TO BANKS

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

                                                                         51
     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. As a result, on October 28, 1998, when the Company delivered its certified financial statements to the Principal Lender, the interest rate was reduced to LIBOR plus 2.25%. Prior to this event, the interest rate under the Credit Agreement was LIBOR plus 2.45% (7.83% at December 31, 1998). On August 14, 1998, the limit of the Wholesale Financing Facility was increased via temporary overline limit of up to $10,000,000 through January 31, 1999.
The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1 through January 31, and decrease to $10 million during the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same. At December 31, 1998, the Company was in compliance with all financial covenants set forth in the credit facility.

     Amounts due to the Lenders as of December 31, 1998 are classified as current liabilities and the available portion of the Credit Facility at December 31, 1998 was approximately $24.4 million.

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

                                                                         52
     The following information pertains to the notes payable for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                              1998       1997       1996
                                            --------   --------   --------

     Weighted average interest rate . . . .     8.2%       8.0%       7.6%

     Weighted average borrowings. . . . . . $ 12,500   $ 18,600   $ 29,600

5. INCOME TAXES

     The components of the benefit for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                              1998       1997       1996
                                            --------   --------   --------
     Current taxes:
       Federal. . . . . . . . . . . . . . . $  1,443   $ (2,191)  $ (4,579)
       State. . . . . . . . . . . . . . . .      297       (275)      (610)
                                            --------   --------   --------

                                               1,740     (2,466)    (5,189)
     Deferred taxes:
       Federal. . . . . . . . . . . . . . .   (1,443)     2,191      2,848
       State. . . . . . . . . . . . . . . .     (297)       275        310
                                            --------   --------   --------

                                              (1,740)     2,466      3,158
                                            --------   --------   --------

     Income tax benefit . . . . . . . . . .        -          -     (2,031)
                                            ========   ========   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts used for income tax purposes. In 1998 and 1997, the Company determined that $4.9 million and $7.0 million, respectively, of net deferred tax assets were not recoverable. Accordingly, valuation allowances were recorded against the applicable net deferred tax assets.

                                                                         53
     Significant components of the Company's deferred taxes as of December 31, 1998 and 1997 were as follows (in thousands):

                                                          December 31,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
     Deferred tax assets:
       Accounts receivable and inventory
            allowances. . . . . . . . . . . . . . . .  $  2,393   $  2,195
          Intangible assets . . . . . . . . . . . . .     1,777      2,029
          Accrued warranty and other contract costs .     1,720        564
          Restructuring accrual . . . . . . . . . . .         -        170
          Bid and proposal costs. . . . . . . . . . .       332        356
          Vacation accrual. . . . . . . . . . . . . .       231        163
          Deferred compensation . . . . . . . . . . .        47         82
          Rent abatement. . . . . . . . . . . . . . .        65         73
          NOL carryforwards . . . . . . . . . . . . .         -      1,717
          Other reserves. . . . . . . . . . . . . . .       314          -
          Other . . . . . . . . . . . . . . . . . . .         1         10
                                                       --------   --------

               Total deferred tax assets. . . . . . .     6,880      7,359
                                                       --------   --------

     Deferred tax liabilities:
          Depreciation. . . . . . . . . . . . . . . .       215        381
          Rent abatement. . . . . . . . . . . . . . .         -          9
                                                       --------   --------

               Total deferred tax liabilities . . . .       215        390
                                                       --------   --------

     Net deferred tax assets. . . . . . . . . . . . .     6,665      6,969
     Valuation allowance. . . . . . . . . . . . . . .    (4,925)    (6,969)
                                                       --------   --------

     Net deferred tax assets reported . . . . . . . .  $  1,740   $      -
                                                       ========   ========

                                                                         54
     The Company's tax benefit for the years ended December 31, 1998 and 1997 differs from the statutory rate for Federal income taxes as a result of the following factors:

                                              1998       1997
                                            --------   --------

     Statutory rate . . . . . . . . . . . .   34.0%      34.0%
     State income taxes, net of
       Federal tax benefit. . . . . . . . .    4.2        3.7
     Valuation allowance. . . . . . . . . .  (36.4)     (35.7)
     Other. . . . . . . . . . . . . . . . .   (1.8)      (2.0)
                                            --------   --------

                                               -          -
                                            ========   ========

                                                                         55
6. STOCKHOLDERS' EQUITY

     STOCK OPTIONS AND WARRANTS. The Company has two combination incentive and non-statutory stock option plans, the "1996 Plan" and the "1994 Plan," that provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 1,600,000 and 300,000 shares, respectively, of the Company's common stock. In addition, in May 1997 the Company's Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan") under Section (i)(1)(A) of The Nasdaq Stock Market's National Market Rules. The 1997 Plan provides for the granting of non-statutory stock options only to employees other than officers and directors to purchase up to 300,000 shares of the Company's common stock. Until its expiration on March 15, 1996, the Company had another combination incentive and non-statutory stock option plan, the "1986 Plan," that provided for the granting of options to employees to purchase up to 1,100,000 shares of the Company's common stock. Under the 1997, 1996, 1994 and 1986 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company's common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options under the 1997, 1996, 1994 and 1986 plans were as follows:

                                                           Number                   Weighted     Weighted
                                                             of        Exercise      Average      Average
                                                           Option        Price        Price      Remaining
                                                           shares      per share    per share      Life
------------------------------------------------------------------------------------------------------------
1997 Plan:
  Outstanding at December 31, 1996. . . . . . . . . . .          -              -          -
     Granted. . . . . . . . . . . . . . . . . . . . . .    131,675   $ 4.88- 5.50   $   4.98
     Forfeited or canceled. . . . . . . . . . . . . . .    (12,333)          4.88       4.88
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1997. . . . . . . . . . .    119,342     4.88- 5.50       5.00
     Granted. . . . . . . . . . . . . . . . . . . . . .    239,000     3.63- 5.38       4.90
     Forfeited or canceled. . . . . . . . . . . . . . .    (62,167)    4.88- 5.50       5.07
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1998. . . . . . . . . . .    296,175   $ 3.63- 5.38   $   4.90         5.3
------------------------------------------------------------------------------------------------------------
1996 Plan:
  Outstanding at December 31, 1995. . . . . . . . . . .          -              -          -
     Granted. . . . . . . . . . . . . . . . . . . . . .    237,000   $ 5.13- 7.31   $   5.34
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . .    237,000     5.13- 7.31       5.34
     Granted. . . . . . . . . . . . . . . . . . . . . .    358,000     4.88- 5.44       5.13
     Forfeited or canceled. . . . . . . . . . . . . . .   (195,500)    4.88- 6.13       5.21
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1997. . . . . . . . . . .    399,500     4.88- 7.31       5.21
     Granted. . . . . . . . . . . . . . . . . . . . . .    223,750     4.50- 5.25       4.88
     Forfeited or canceled. . . . . . . . . . . . . . .    (50,500)    5.00- 7.31       5.58
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1998. . . . . . . . . . .    572,750   $ 4.50- 5.44   $   5.05         7.7
------------------------------------------------------------------------------------------------------------

                                                                         56
                                                           Number                   Weighted     Weighted
                                                             of        Exercise      Average      Average
                                                           Option        Price        Price      Remaining
                                                           shares      per share    per share      Life
------------------------------------------------------------------------------------------------------------
1994 Plan:
  Outstanding at December 31, 1995. . . . . . . . . . .    173,000   $ 3.50-12.88   $   8.28
     Granted. . . . . . . . . . . . . . . . . . . . . .    162,500     3.25-12.88       5.46
     Forfeited or canceled. . . . . . . . . . . . . . .    (44,000)    3.50-12.88       8.11
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . .    291,500     3.25-13.44       6.68
     Granted. . . . . . . . . . . . . . . . . . . . . .    116,000     5.19- 5.31       5.23
     Forfeited or canceled. . . . . . . . . . . . . . .   (172,300)    3.50- 6.13       5.30
     Exercised. . . . . . . . . . . . . . . . . . . . .     (2,700)          3.50       3.50
  Outstanding at December 31, 1997. . . . . . . . . . .    232,500     3.25-13.44       7.02
     Granted. . . . . . . . . . . . . . . . . . . . . .     80,000     4.53- 5.00       4.81
     Forfeited or canceled. . . . . . . . . . . . . . .    (26,000)    3.50- 5.19       4.21
     Exercised. . . . . . . . . . . . . . . . . . . . .    (15,000)          3.50       3.50
  Outstanding at December 31, 1998. . . . . . . . . . .    271,500   $ 3.25-13.44   $   6.83         5.2
------------------------------------------------------------------------------------------------------------
1986 Plan:
  Outstanding at December 31, 1995. . . . . . . . . . .    579,888   $ 3.50-14.25   $   9.30
     Granted. . . . . . . . . . . . . . . . . . . . . .     20,000           3.25       3.25
     Forfeited or canceled. . . . . . . . . . . . . . .   (470,038)    3.50-12.50       9.95
     Exercised. . . . . . . . . . . . . . . . . . . . .    (17,550)    3.50- 5.50       5.05
  Outstanding at December 31, 1996. . . . . . . . . . .    112,300     3.50-14.25       6.12
     Granted. . . . . . . . . . . . . . . . . . . . . .          -              -          -
     Forfeited or canceled. . . . . . . . . . . . . . .    (27,800)    6.50-10.25       9.65
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1997. . . . . . . . . . .     84,500     3.50-14.25       4.95
     Granted. . . . . . . . . . . . . . . . . . . . . .          -              -          -
     Forfeited or canceled. . . . . . . . . . . . . . .    (13,000)          3.25       3.25
     Exercised. . . . . . . . . . . . . . . . . . . . .     (7,000)          3.25       3.25
  Outstanding at December 31, 1998. . . . . . . . . . .     64,500   $ 3.50-14.25   $   5.48         5.7
------------------------------------------------------------------------------------------------------------
Nonstatutory Stock Options:
  Outstanding at December 31, 1995. . . . . . . . . . .    995,000   $ 3.75-10.50   $   4.10
     Granted. . . . . . . . . . . . . . . . . . . . . .    110,000           6.13       6.13
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1996. . . . . . . . . . . 1,105,000    3.75-10.50     4.35
     Granted. . . . . . . . . . . . . . . . . . . . . .    150,000     5.13- 5.25       5.17
     Forfeited or canceled. . . . . . . . . . . . . . .          -              -          -
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1997. . . . . . . . . . .  1,255,000     3.75-10.50       4.67
     Granted. . . . . . . . . . . . . . . . . . . . . .     81,000           4.88       4.88
     Forfeited or canceled. . . . . . . . . . . . . . .    (20,000)          6.13       6.13
     Exercised. . . . . . . . . . . . . . . . . . . . .          -              -          -
  Outstanding at December 31, 1998. . . . . . . . . . .  1,316,000   $ 3.75-10.50   $   4.61         6.2
------------------------------------------------------------------------------------------------------------
FOR ALL PLANS:
  Outstanding at December 31, 1998. . . . . . . . . . .  2,520,925   $ 3.25-14.25   $   5.00         6.3
------------------------------------------------------------------------------------------------------------

                                                                         57
    OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1998

                            Options Outstanding                                          Options Exercisable
---------------------------------------------------------------------------     -----------------------------------
                                           Weighted
                                            Average             Weighted                                Weighted
   Range of             Number             Remaining             Average             Number              Average
   Exercise           Outstanding         Contractual           Exercise           Exercisable          Exercise
    Prices            at 12/31/98         Life-Years              Price            at 12/31/98            Price
---------------     ---------------     ---------------     ---------------     ---------------     ---------------

$ 3.25- $  4.78           1,081,500           6.9               $  3.80                 988,925         $  3.75
  4.79-    7.13           1,252,925           6.1                  5.12                 747,518            5.13
  7.14-   10.25              16,000           4.0                  8.60                   9,550            9.14
 10.26-   14.25             170,500           4.6                 11.46                 140,900           11.52
---------------     ---------------     ---------------     ---------------     ---------------     ---------------

$ 3.25-  $14.25           2,520,925           6.3               $  5.00               1,886,893         $  4.91
===============     ===============     ===============     ===============     ===============     ===============


     The Company adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, as allowed under SFAS 123. Accordingly, no compensation cost has been recognized for stock option and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined on the fair value at the grant dates for 1998, 1997 and 1996 awards under those plans consistent with the method in SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts (in thousands, except net loss per share amounts) indicated below. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                              1998       1997       1996
                                            --------   --------   --------

     Net loss - pro forma . . . . . . . . . $  2,255   $ (5,411)  $(18,818)

     Net loss per share -
       pro forma (basic). . . . . . . . . . $   0.26   $  (0.80)  $  (2.81)

     Net loss per share -
       pro forma (diluted). . . . . . . . . $   0.25   $  (0.80)  $  (2.81)


     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998: no dividend yield, 70% volatility, a risk-free interest rate of 3.77%, and an expected life of eight years; and the following assumptions used for grants in 1997 and 1996: no dividend yield, 70% volatility, risk-free interest rates ranging from 5.74% to 6.90% and expected lives of three to five years.

     At December 31, 1998, in the 1997 Plan options for 116,400 shares were exercisable and 3,825 options were available for grant; in the 1996 Plan options for 429,746 shares were exercisable and 1,027,250 options were available for grant; in the 1994 Plan options for 162,131 shares were exercisable and 10,800 options were available for grant; and in the 1986 Plan options for 63,450 shares were exercisable.

     STOCK PURCHASE PLAN. The Company has established an Employee Stock Purchase Plan ("ESPP"). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee's compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. In the offering periods ended June 30 and December 31, 1998, employees purchased 9,367 and 11,943 shares, respectively, at prices of $4.04 and $3.85, respectively. In the offering periods ended June 30 and December 31, 1997, employees purchased 13,126 and 15,435 shares, respectively, at prices of $4.25 and $4.20, respectively.
In the offering periods ended June 30 and December 31, 1996, employees purchased 22,786 and 10,122 shares, respectively, at prices of $3.72 and $4.78, respectively. The weighted average fair market value of shares under the ESPP was $3.93, $4.22 and $4.76 in 1998, 1997 and 1996,
respectively. The Company has reserved 250,000 shares of common stock for the ESPP, of which 72,551 were available for future issuance as of December 31, 1998.

     RIGHTS PLAN. On December 19, 1994, the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock payable to stockholders of record at the close of business on January 3, 1995. Each Right entitled the common stockholder to purchase, in certain circumstances generally relating to a change in control of the Company, one one-thousandth of a share of the Company's Series B Junior Participating Cumulative Preferred Stock, par value $0.25 per share (the "Preferred Shares") at an exercise price of $40, subject to adjustment.
Alternatively, the Right entitled the holder to purchase common stock of the Company having a market value equal to two times the exercise price, or to purchase shares of common stock of the acquiring corporation having a market value equal to two times the exercise price. The Preferred Shares conferred to holders certain rights as to dividends, voting and liquidation

                                                                         59
in preference to common stockholders. The Rights were non-voting, were not presently exercisable and traded in tandem with the common stock. The Rights were redeemable, in whole but not in part, by the Company at $0.01 per Right in accordance with the Rights Plan.

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

7.   COMMITMENTS AND CONTINGENCIES

     During the fourth quarter of 1997, the Company recorded an additional accrual of $1.1 million to account for estimated obligations associated with state sales tax activity occurring during the years 1992 though 1995. All outstanding obligations at December 31, 1997 were settled in 1998. State sales tax laws generally require collection from customers of sales tax unless such customers provide valid sales tax exemption certificates. Sales tax exemption certificates are customarily issued to those companies that resell products to the federal government.

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

     In November 1988, the Company executed a ten-year lease for its corporate headquarters that comprises approximately 120,000 square feet of office space and 14,000 square feet of warehouse space. The Company also entered into a nine-year lease for 55,170 square feet of office space in two buildings beginning December 1, 1989. The lease for the entire facility expired on November 30, 1998. In October 1997, the Company executed a ten-year lease for a new administrative facility consisting of approximately 100,500 square feet of new office space in Chantilly, Virginia. The agreement has one five-year option period and commenced on December 1, 1998. The Company is obligated under the lease agreement to provide to the Landlord a Letter of Credit ("LOC") in the amount of $2.0 million as a security deposit for all tenant requested improvements associated with the lease. This deposit will be reduced by 10%, per year,
over the life of the lease.    The Company has recorded leasehold
improvements in the amount of $2.0 million, as well as a liability for

                                                                         60
deferred rent of $2.0 million in conjunction with the build-out improvements. The asset and liability will be amortized over the life of the lease. The Company also subleases a 20,000 square foot distribution center in Chattanooga, Tennessee. The sublease expires March 31, 1999. Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $2.8 million, $2.7 million and $3.6 million, respectively. The Company also maintains a sales office in Germany and has entered into a lease agreement. Collective future minimum lease payments as of December 31, 1998 are as follows (in thousands):

                                            Operating
     Year ending December 31,                Leases
     ------------------------               --------

          1999. . . . . . . . . . . . . . . $  2,054
          2000. . . . . . . . . . . . . . .    2,077
          2001. . . . . . . . . . . . . . .    2,095
          2002. . . . . . . . . . . . . . .    2,152
          2003. . . . . . . . . . . . . . .    2,210
          Thereafter. . . . . . . . . . . .    7,366
                                            --------

     Total minimum lease payments . . . . . $ 17,954
                                            ========

8. 401(K) PLAN

     Effective April 1991, the Company adopted the Employees' 401(k) Investment Plan (the "Plan"), a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code (the "Code"). All employees of the Company who are at least 21 years of age and have completed at least six months of employment with the Company are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 15%) of their total compensation. Employee contributions are fully vested at all times. The Company, in its sole discretion, may make contributions in amounts, if any, as may be determined by the Board of Directors for the benefit of all participants. In 1998, the Company committed to contribute a total of $101,034 to the plan for 1998. No contributions were made in prior years.

                                                                         61
9.   SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information about operating segments in the financial statements and in condensed financial statements of interim periods. The Company has determined that through December 31, 1998, it operated as one business segment as defined by SFAS 131. In addition, the Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the federal Government, which under SFAS 131 is considered a single customer.

                                                                         62
10. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                                                                  1998 Quarters Ended
                                                      ----------------------------------------------------------------------------
(In thousands, except per share data)                     March 31,           June 30,         September 30,        December 31,
                                                      ----------------    ----------------    ----------------    ----------------
Sales . . . . . . . . . . . . . . . . . . . . . . .   $ 99,094  100.0%    $136,901  100.0%    $ 196,029  100.0%   $173,860  100.0%
Gross margin. . . . . . . . . . . . . . . . . . . .      8,540    8.6       12,365    9.0        17,815    9.1      12,917    7.4
Operating expenses. . . . . . . . . . . . . . . . .     11,602   11.7       11,789    8.6        13,535    6.9      11,394    6.6
(Loss) income from operations . . . . . . . . . . .     (3,062)  (3.1)         576    0.4         4,280    2.2       1,523    0.9
Interest expense, net . . . . . . . . . . . . . . .        447    0.5          408    0.3           320    0.2        (198)  (0.1)
(Loss) income before income taxes . . . . . . . . .     (3,509)  (3.6)         168    0.1         3,960    2.0       1,721    1.0
Net (loss) income . . . . . . . . . . . . . . . . .     (3,509)  (3.6)         168    0.1         3,960    2.0       1,721    1.0
Basic net (loss) income per share . . . . . . . . .     $(0.52)             $(0.02)               $0.40             $(0.18)
Diluted net (loss) income per share . . . . . . . .      (0.52)              (0.02)                0.40              (0.17)
Basic weighted average shares
  outstanding . . . . . . . . . . . . . . . . . . .      6,756               8,422                9,788              9,778
Diluted weighted average shares
  outstanding . . . . . . . . . . . . . . . . . . .      6,756               8,631                9,849              9,845


                                                                                  1997 Quarters Ended
                                                      ----------------------------------------------------------------------------
(In thousands, except per share data)                     March 31,           June 30,         September 30,        December 31,
                                                      ----------------    ----------------    ----------------    ----------------
Sales . . . . . . . . . . . . . . . . . . . . . . .   $ 88,407  100.0%    $ 94,464  100.0%    $ 161,759  100.0%   $141,747  100.0%
Gross margin. . . . . . . . . . . . . . . . . . . .      7,134    8.1        6,443    6.8        11,595    7.2      10,751    7.6
Operating expenses. . . . . . . . . . . . . . . . .     10,116   11.5        9,771   10.3         9,629    6.0      10,963    7.7
(Loss) income from operations . . . . . . . . . . .     (2,982)  (3.4)      (3,328)  (3.5)        1,966    1.2        (212)   0.1
Interest expense, net . . . . . . . . . . . . . . .        422    0.5         (341)  (0.3)           75    0.0         391    0.3
(Loss) income before income taxes . . . . . . . . .     (3,404)  (3.9)      (2,987)  (3.2)        1,891    1.2        (603)  (0.4)
Net (loss) income . . . . . . . . . . . . . . . . .     (3,404)  (3.9)      (2,987)  (3.2)        1,891    1.2        (603)  (0.4)
Basic net (loss) income per share . . . . . . . . .     $(0.51)             $(0.44)               $0.28             $(0.09)
Diluted net (loss) income per share . . . . . . . .     $(0.51)             $(0.44)               $0.27             $(0.09)
Basic weighted average shares
     outstanding. . . . . . . . . . . . . . . . . .      6,725               6,725                6,740              6,741
Diluted weighted average shares
     outstanding. . . . . . . . . . . . . . . . . .      6,725               6,725                7,048              6,741

                                                                         63
                   GOVERNMENT TECHNOLOGY SERVICES, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Thousands)


                                                                      Balance    Charged                 Balance
                                                                         at         to                      at
                                                                     Beginning  Costs and                 End of
Description                                                          of Period  Expenses  Deductions(1)   Period
------------------------------------------------------------------   ---------  --------- -------------  --------

Year ended December 31, 1998:

    Allowance for bad debts . . . . . . . . . . . . . . . . . . . .  $  4,093   $  2,097     $  (210)    $   5,980

    Allowance for slow-moving and obsolete
       inventory. . . . . . . . . . . . . . . . . . . . . . . . . .     2,849      2,517      (3,310)        2,056

Year ended December 31, 1997:

    Allowance for bad debts . . . . . . . . . . . . . . . . . . . .  $  4,535   $  2,800     $(3,242)    $   4,093

    Allowance for slow-moving and obsolete
       inventory. . . . . . . . . . . . . . . . . . . . . . . . . .     4,566      6,766      (8,483)        2,849

Year ended December 31, 1996:

    Allowance for bad debts . . . . . . . . . . . . . . . . . . . .  $  4,268   $  2,761     $(2,494)    $   4,535

    Allowance for slow-moving and obsolete
       inventory. . . . . . . . . . . . . . . . . . . . . . . . . .     8,250      1,591      (5,275)        4,566







______________

(1)  Adjustments and amounts written off during the period.

                                                                         64
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 17, 1996.


                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, entitled "Election of Directors -- Nominees," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management -- Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, entitled "Election of Directors -- Nominees" and "Executive Compensation and Other Information -- Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                                                         65
                                 PART  IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.

(A)  (1)   FINANCIAL STATEMENTS

           See the Index included in Item 8 on Page 38 of this Form 10-K.

     (2)   FINANCIAL STATEMENT SCHEDULES

           See the Index included in Item 8 on Page 38 of this Form 10-K.

     (3)   EXHIBITS

     2.1 Stock Purchase Agreement by and among the Registrant, Falcon Microsystems, Inc. and M. Dendy Young dated August 16,
           1994(2)(11)

     3.1   Certificate of Incorporation, as amended(3)(6)(13)(18)

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

     10.2  Employee Stock Purchase Plan, as amended to date(1)(6)

     10.3 GSA Schedule B/C Award/Contract No. GS00K95AGS6407 dated April 1, 1996, issued by the General Services Administration to the Registrant for the three-year period ending March 31, 1999(2)(16), and amendment thereto dated November 26, 1997(19)

     10.4 GSA Schedule A Award/Contract No. GS00K94AGS5681 dated October 1, 1993, issued by the General Services Administration to the Registrant, and Modifications during 1993(2)(9); and Modifications during the quarter ended December 31, 1994(12)

                                                                         66
     10.5 Deed of Lease Agreement I dated as of November 17, 1987 between the Registrant and Enterprise Center Limited Partnership Number Two covering part of the Registrant's facilities in Chantilly, Virginia, as amended by Amendment No. One dated December 14, 1988(3)

     10.6 Deed of Lease Agreement II dated as of November 17, 1987 between the Registrant and Enterprise Center Limited
           Partnership Number Two covering part of the Registrant's facilities in Chantilly, Virginia, as amended by Amendment No. One dated December 14, 1988(3)

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

     10.9 Warrant of the Registrant dated December 6, 1990 issued to Lawrence J. Schoenberg(1)(6)

     10.10 Nonstatutory Stock Option Agreement dated October 9, 1992 between the Registrant and Frank H. Slovenec(1)(6)

     10.11 Officer Severance Plan, as amended to date(15)

     10.12 GTSI Employees' 401(k) Investment Plan(3); and Amendment No. 1(5); Amendment No. 2 and Amendment No. 3 thereto(15)

     10.13 IBM Business Partner Agreement (Dealer Profile, Dealer Exhibit, Dealer/Retailer Attachment and Remarketer General Terms) between IBM and the Registrant, effective January 1994(9)

     10.14 U.S. Navy Standard Desktop Computer Companion Contract No. N66032-91-D-0002 dated February 8, 1991; Modification thereof dated June 28, 1991(4); Modifications during 1992(6); and Modifications during 1993(2)(9)

     10.15 Credit Agreement, dated as of November 17, 1994, by and among the Registrant and Falcon Microsystems, Inc., as Borrowers; The Lenders Parties Thereto From Time To Time; and Mellon Bank, N.A., as Agent(12); and Amendment thereto dated December 29, 1995(15) (see also Exhibit 10.24)

                                                                         67
     10.16 Stock Bonus Agreement dated August 25, 1993 between the Registrant and R. M. Rickenbach(1)(8)

     10.17 Stock Bonus Agreement dated August 25, 1993 between the Registrant and Frank H. Slovenec(1)(8)

     10.18 Authorized Apple Dealer Sales Agreement between Apple Computer, Inc. and the Registrant, effective April 1993(7)

     10.19 U.S. Air Force Desktop IV Microsystems Contract No.
           F01620-93-D-0001 dated February 2, 1993; Modifications during 1993(2)(9); and Modifications during the quarter ended March 31, 1994(10); and Modifications during the quarter ended June 30, 1995(14)

     10.20 National Aeronautics and Space Administration Scientific & Engineering Workstation Procurement Contract No. NAS5-37008 dated February 19, 1993; Modifications during 1993(2)(9); and Modifications during the quarter ended March 31, 1994(10)

     10.21 Stock Bonus Agreement dated November 16, 1994 between the Registrant and R. M. Rickenbach(1)(12)

     10.22 Stock Bonus Agreement dated November 16, 1994 between the Registrant and Frank H. Slovenec(1)(12)

     10.23 Stock Bonus Agreement dated November 16, 1994 between the Registrant and Thomas L. Smudz(1)(12)

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

     10.26 Letter agreement dated January 16, 1996 between the Registrant and Microsoft Corporation(15)

     10.27 Employment Agreement dated December 18, 1995 between the Registrant and M. Dendy Young(1)(15)

                                                                         68
     10.28 Employment Agreement dated December 18, 1995 between the Registrant and Peter E. Janke(1)(15)

     10.29 Settlement Agreement between the Registrant and the U.S. Air Force with respect to the Desktop IV Microsystems Contract No. F01620-93-D-0001(2)(17)

     10.30 Asset Purchase Agreement dated as of February 12, 1998 among the Registrant, BTG, Inc., BTG Technology Systems, Inc. and Concept Automation, Inc. of America (excluding attachments and exhibits)(18)

     10.31 Standstill Agreement between the Registrant and BTG, Inc. dated as of February 12, 1998(18)

     10.32 Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Redeemable Convertible Preferred Stock of the Registrant filed February 12, 1998 with the Secretary of State of Delaware(18)

     10.33 1994 Stock Option Plan, as amended to date(1)(19)

     10.34 1996 Stock Option Plan(1)(19)

     10.35 Employment Agreement dated January 1, 1998 between the
           Registrant and M. Dendy Young(1)(19)

     10.36 Lease dated December 10, 1997 between the Registrant and Petula Associates, Ltd. covering new headquarters facility (excluding attachments and exhibits)(19)

     10.37 Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent (excluding attachments and exhibits)(19)

     10.38 Amendment of Certificate of Incorporation filed May 12, 1998 with the Secretary of State of Delaware(20)

     10.39 Letter Agreement between the Registrant and BTG, Inc. executed on May 18, 1998(21)

     10.40 Standstill Agreement between the Registrant and Linwood A. ("Chip") Lacy, Jr. dated July 29, 1998(22)

                                                                         69
     10.41 Amendment, dated as of July 2, 1998, to Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent(23)

     10.42 Amendment, dated as of July 2, 1998, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation(23)

     10.43 Agreement among the Registrant, BTG, Inc., BTG Technology Systems, Inc. and Concept Automation, Inc. of America dated February 10, 1999

     10.44 Stock Transfer Agreement between the Registrant and BTG, Inc. dated February 10, 1999

     11.1  Computation of Earnings Per Share

     23.1  Consent of Arthur Andersen LLP

     27.1  Financial Data Schedule

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

                                                                         70
     (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-55090) filed with the Commission on November 25, 1992.

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

     (12) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1994.

     (13) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 1995.

     (14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1995.

     (15) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1995.

                                                                         71
     (16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1996.

     (17) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1996.

     (18) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on February 12, 1998.

     (19) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1997.

     (20) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 18, 1998.

     (21) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 1998.

     (22) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 5, 1998.

     (23) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1998.


(B)  REPORTS ON FORM 8-K

           None.

(C)  EXHIBITS

           See the list of Exhibits in Item 14(a)(3) beginning on Page 65 of this Form 10-K.

(D)  FINANCIAL STATEMENT SCHEDULES

           See the Index included in Item 8 on Page 38 of this Form 10-K.

                                                                         72
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, Commonwealth of Virginia.

                                     GOVERNMENT TECHNOLOGY SERVICES, INC.



Dated:  March 31, 1999               By:         /s/ M. Dendy Young
                                          --------------------------------
                                                   M. Dendy Young,
                                                    Chairman and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                        Date
         ---------                   -----                        ----



      /s/ Dendy Young        Chairman and                    March 31, 1999
---------------------------  Chief Executive Officer
        Dendy Young          (Principal Executive Officer)
                             and a Director


  /s/ Stephen L. Waechter    Senior Vice President and       March 31, 1999
---------------------------  Chief Financial Officer
    Stephen L. Waechter      (Principal Financial and
                             Accounting Officer)


    /s/  Tania Amochaev      Director                        March 31, 1999
---------------------------
      Tania Amochaev

                                                                         73
         Signature                   Title                        Date
         ---------                   -----                        ----



   /s/  Gerald W. Ebker      Director                        March 31, 1999
---------------------------
      Gerald W. Ebker



     /s/  Lee Johnson        Director                        March 31, 1999
---------------------------
        Lee Johnson



     /s/ Steven Kelman       Director                        March 31, 1999
---------------------------
   Steven Kelman, Ph. D.



    /s/  James J. Leto       Director                        March 31, 1999
---------------------------
       James J. Leto



/s/ Lawrence J. Schoenberg   Chairman Emeritus               March 31, 1999
---------------------------
  Lawrence J. Schoenberg



    /s/  John M. Toups       Director                        March 31, 1999
---------------------------
       John M. Toups

                                                                         74
                             INDEX TO EXHIBITS
===========================================================================
 EXHIBIT  |
 NUMBER   | DESCRIPTION
---------------------------------------------------------------------------
  3.2     | Bylaws, as amended
---------------------------------------------------------------------------
  10.43 | Agreement among the Registrant, BTG, Inc., BTG Technology Systems, Inc. and Concept Automation, Inc. of America dated February 10, 1999
---------------------------------------------------------------------------
  10.44 | Stock Transfer Agreement between the Registrant and BTG, Inc. dated February 10, 1999
---------------------------------------------------------------------------
  11.1    | Computation of Earnings Per Share
---------------------------------------------------------------------------
  23.1    | Consent of Arthur Andersen LLP
---------------------------------------------------------------------------
  27.1    | Financial Data Schedule
===========================================================================