Form 10-Q
period 1999-03-31
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1999-05-17
CIK 850483

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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
[X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                     Shares Outstanding at May 1, 1999
------------------------------    --------------------------------------
Common Stock, $0.005 par value                   9,199,490

                                                                          2
                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                       Quarterly Report on Form 10-Q
               for the Quarterly Period Ended March 31, 1999

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

PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements -

          Consolidated Balance Sheets as of
            March 31, 1999 and December 31, 1998. . . . . . . . . . . . . 3

          Consolidated Statements of Operations for the
            Three Months Ended March 31, 1999 and 1998. . . . . . . . . . 4

          Consolidated Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998. . . . . . . . . . 5

          Notes to Consolidated Financial Statements. . . . . . . . . . . 6

   Item 2.  Management's Discussion & Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .13

PART II -- OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .23

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

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

                                                                          3
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                                       MAR. 31,     DEC. 31,
ASSETS                                                                   1999        1998
                                                                     ----------- -----------
                                                                     (Unaudited)  (Audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      204  $        39
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . .        81,235      106,334
  Merchandise inventories . . . . . . . . . . . . . . . . . . . .        28,452       36,544
  Net deferred taxes and other. . . . . . . . . . . . . . . . . .        13,317        3,099
                                                                     ----------  ----------
     Total current assets . . . . . . . . . . . . . . . . . . . .       123,208      146,016

Property and equipment, net . . . . . . . . . . . . . . . . . . .        11,650       11,381
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .            30          114
Net deferred taxes and other. . . . . . . . . . . . . . . . . . .         2,140        3,579
                                                                     ----------  ----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $  137,028  $   161,090
                                                                     ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . . . . . .    $        -  $    14,889
  Current portion of long-term debt . . . . . . . . . . . . . . .           611            -
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        69,820       75,806
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .        14,706       13,115
                                                                     ----------  ----------
     Total current liabilities. . . . . . . . . . . . . . . . . .        85,137      103,810

Long-term debt, less current maturities . . . . . . . . . . . . .         1,389            -
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .         1,978        1,956
                                                                     ----------  ----------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .        88,504      105,766
                                                                     ----------  ----------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock - $0.25 par value; 680,850 shares authorized;
     none issued or outstanding . . . . . . . . . . . . . . . . .             -            -
  Common Stock - $0.005 par value; 20,000,000 shares authorized;
     9,806,084 issued and 9,199,490 outstanding at March 31,
     1999; and 9,806,084 issued and 9,799,490 outstanding at
     December 31, 1998. . . . . . . . . . . . . . . . . . . . . .            49           49
  Capital in excess of par value. . . . . . . . . . . . . . . . .        43,768       45,712
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .         7,741        9,634
  Treasury stock, 606,594 shares at March 31, 1999; and
     6,594 shares at December 31, 1998, at cost . . . . . . . . .        (3,034)         (71)
                                                                     ----------  ----------
     Total stockholders' equity . . . . . . . . . . . . . . . . .        48,524       55,324
                                                                     ----------  ----------
     Total liabilities and stockholders' equity . . . . . . . . .    $  137,028  $   161,090
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

                                                                          4
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In thousands, except per share amounts)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                        1999        1998
                                                                     ----------  ----------

Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  125,549  $    99,094

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .       115,477       90,562
                                                                     ----------  ----------
Gross margin. . . . . . . . . . . . . . . . . . . . . . . . . . .        10,072        8,532

Operating expenses. . . . . . . . . . . . . . . . . . . . . . . .        12,530       11,602
                                                                     ----------  ----------
Loss from operations. . . . . . . . . . . . . . . . . . . . . . .        (2,458)      (3,070)

Interest (income) expense, net of interest expense (income) of
  $115 and ($105), respectively . . . . . . . . . . . . . . . . .          (565)         439
                                                                     ----------  ----------
Loss before taxes . . . . . . . . . . . . . . . . . . . . . . . .        (1,893)      (3,509)

Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . .             -            -
                                                                     ----------  ----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (1,893) $    (3,509)
                                                                     ==========  ==========
Basic net loss per share. . . . . . . . . . . . . . . . . . . . .    $    (0.20) $     (0.52)
                                                                     ==========  ==========
Diluted net loss per share. . . . . . . . . . . . . . . . . . . .    $    (0.20) $     (0.52)
                                                                     ==========  ==========
Basic weighted average shares outstanding . . . . . . . . . . . .         9,466        6,756
                                                                     ==========  ==========
Diluted weighted average shares outstanding . . . . . . . . . . .         9,466        6,756
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

                                                                          5
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                        1999        1998
                                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (1,893) $    (3,509)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . .         1,012          961
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . .        22,241        8,472
  Merchandise inventories . . . . . . . . . . . . . . . . . . . .         8,092      (19,188)
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .        (8,779)         329
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        (5,662)      19,688
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . .         1,107        1,219
                                                                     ----------  ----------
     Net cash provided by (used in) operating activities. . . . .        16,118       (7,972)
                                                                     ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of property and equipment. . . . . . . . . . . . . . . . .        (1,196)        (438)
  Payment related to asset purchase of BTG Division . . . . . . .             -       (7,826)
  Net proceeds from BTG transaction . . . . . . . . . . . . . . .           132            -
                                                                     ----------  ----------
     Net cash provided by (used in) investing activities. . . . .        (1,064)      (8,264)
                                                                     ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of bank notes, net . . . . . . . . . . . . . . . . . .       (14,889)        (419)
  Proceeds from exercises of stock options and warrants . . . . .             -           23
                                                                     ----------  ----------
     Net cash provided by (used in) financing activities. . . . .       (14,889)        (396)
                                                                     ----------  ----------
Net increase in cash. . . . . . . . . . . . . . . . . . . . . . .           165         (688)
Cash at beginning of period . . . . . . . . . . . . . . . . . . .            39          856
                                                                     ----------  ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . .    $      204  $       168
                                                                     ==========  ==========
Supplemental disclosure of cash flow information:

  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . .    $      339  $       707
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . .             -            -

Supplemental disclosure of non-cash activities:

  The Company entered into a transaction with BTG on February 10, 1999, resulting in the following non-cash activities:
     Treasury stock acquired (600,000 shares at $4.9375 per
       share) . . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,963  $         -
     Option received from BTG to repurchase 1.3 million shares of
       GTSI common stock. . . . . . . . . . . . . . . . . . . . .         1,944            -
     Reduction in net receivables from BTG. . . . . . . . . . . .        (2,001)           -
     Note payable to BTG. . . . . . . . . . . . . . . . . . . . .        (2,000)           -
     Assumption of contract warranty liabilities. . . . . . . . .        (1,170)           -

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

                                                                          6
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations for the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 1998 and the accompanying Notes to the Financial Statements, contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

     Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

     EARNINGS PER SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently share in the earnings of the entity. Outstanding common stock options and common stock purchase warrants were not included in the calculation of diluted per share results for the three months ended March 31, 1999 and 1998, since the effect of which would result in anti-dilutive per-share results.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components, and SFAS 131 establishes new standards for public companies to report information about their operating

                                                                          7
segments, products and services, geographic areas and major customers.
SFAS 130 is effective for financial statements issued for fiscal years beginning after December 31, 1997. Accordingly, effective January 1, 1998, the Company adopted SFAS 130 and in accordance therewith, the Company's Comprehensive Income equals reported "Net Income (Loss)." SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997; the Company has determined that through March 31, 1999, it operated as one business segment as defined by SFAS 131. In addition, the Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the federal Government, which under SFAS 131 is considered a single customer.

2.   NOTES PAYABLE TO BANKS

     On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40 million and a one-year credit facility with the Other Lenders for an additional $55 million (collectively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"). Interest under the inventory financing facility is accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain quarterly financial covenants.

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

     At December 31, 1997, the Company was not in compliance with the annual covenant covering Net Income and the fourth quarter covenant related to Tangible Net Worth. On February 3, 1998, the Company obtained waivers from the agent for all covenant violations at December 31, 1997. Amounts due to the lenders as of December 31, 1997 are classified as current

                                                                          8
liabilities and the available portion of the Credit Facility at December 31, 1997 was approximately $18.7 million.

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

     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. As a result, on October 28, 1998, when the Company delivered its certified financial statements to the Principal Lender, the interest rate was reduced to LIBOR plus 2.25%. Prior to this event, the interest rate under the Credit Agreement was LIBOR plus 2.45% (7.79% at September 30, 1998). On August 14, 1998, the limit of the Wholesale Financing Facility was increased via temporary over-line limit of up to $10 million through January 31, 1999. The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1 through January 31, and will decrease to $10 million for the period February 1 through May 31, of any calendar year.
All other material terms of both facilities remained the same.

     Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly

                                                                          9
and annual financial statistical ratios. At March 31, 1999, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed. The Company is in the process of renegotiating the terms with its credit facility for the renewal period beginning August 1, 1999.

3.   ACQUISITION

     On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc. and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquired assets consisted primarily of inventory and rights under certain contracts and intangible personal property, along with furniture, fixtures, supplies and equipment. In addition, the Company assumed certain liabilities under specified contracts of BTG as well as certain liabilities arising from the ownership or operation of the acquired assets after the closing. The Company paid at closing $7,325,265 in cash (after a $174,735 adjustment for accrued vacation liability and satisfaction of an outstanding invoice owed by BTG) and issued 15,375 shares, having a liquidation preference of $15,375,000, of a new series of preferred stock designated Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Company paid an additional $500,000 in cash upon the release of liens on certain items of equipment which are part of the acquired assets. A portion of the consideration, $800,000 in cash and 1,538 shares of Series C Preferred Stock, is being held under an escrow agreement to secure BTG's indemnification obligations under the Asset Purchase Agreement. Under the Asset Purchase Agreement, BTG is obligated to repay to the Company up to $4,500,000 to the extent that there is a shortfall in the amounts that the Company receives from dispositions of certain inventory acquired.

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

                                                                         10
In addition, the parties agreed that on June 30, 1998, BTG would pay to the Company $1,000,000, which would constitute full and complete payment for any inventory shortfall as described in the Asset Purchase Agreement, as well as $250,000 for costs associated with processing the Surplus Inventory.

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

     The acquisition of the BTG Division was accounted for using the purchase method of accounting. The purchase price was allocated to tangible assets based on fair value ($22,000,000 of product inventory). The financial statements include the results of operation of the BTG Division since the acquisition date.

     The following table sets forth the unaudited pro forma results of operations of the Company and the BTG Division for the three months ended March 31, 1998, assuming the acquisition occurred on January 1, 1998.

                                                          1998
                                                       ----------

     Revenues . . . . . . . . . . . . . . . . . . . .  $  140,231

     Net loss . . . . . . . . . . . . . . . . . . . .  $   (2,874)

     Loss per share . . . . . . . . . . . . . . . . .  $    (0.43)

     This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

     On February 10, 1999, the Company entered into subsequent agreements with BTG. The agreements relate to the reacquisition of stock by GTSI from BTG, the terms of certain contracts and the relationship of the parties going forward. Pursuant to the agreements, GTSI reacquired 600,000 shares

                                                                         11
of its stock from BTG. Of the 600,000 shares, 200,000 were tendered to GTSI at no cost and 400,000 were purchased by GTSI for $5.00 per share, using a three-year, 8% interest bearing note from BTG with the principal repaid in three annual installments of $500,000, $500,000 and $1,000,000, respectively. As part of the agreements, GTSI has an exclusive five-year option to purchase the remaining 1.3 million shares of GTSI stock held by BTG for $5.25 per share. Under the February 12, 1998 Asset Purchase Agreement, BTG is precluded from selling any of its holdings, with certain limited exceptions, to a third party for six years without GTSI's prior consent. Under the February 10, 1999 agreement, GTSI must consent to a sale by BTG of their stock to any third party. If GTSI consents to such a sale, BTG is obligated to pay GTSI $0.50 per share on any shares sold by BTG.

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

     GTSI recorded the shares reacquired on February 10, 1999 in treasury stock at cost, totaling approximately $3,000,000. The Company also recorded the option to purchase the remaining shares of its own stock as a $1,900,000 reduction to capital in excess of par value.

4.   PROPERTIES

     In November 1988, the Company executed a ten-year lease for its corporate headquarters that comprises approximately 120,000 square feet of office space and 14,000 square feet of warehouse space. The Company also entered into a nine-year lease for 55,170 square feet of office space in two buildings beginning December 1, 1989. The lease for the entire facility expired on November 30, 1998. In October 1997, the Company executed a ten-year lease for a new administrative facility consisting of approximately 100,500 square feet of new office space in Chantilly, Virginia. The agreement has one five-year option period and commenced on December 1, 1998. The Company is obligated under the lease agreement to provide to the Landlord a Letter of Credit ("LOC") in the amount of $2 million as a security deposit for all tenant requested improvements associated with the lease. This deposit will be reduced by 10%, per year, over the life of the lease. The Company has recorded leasehold improvements in the amount of $2 million, as well as a liability for

                                                                         12
deferred rent of $2 million in conjunction with the build-out improvements. The asset and liability will be amortized over the life of the lease.

     In addition to the corporate headquarters, the Company leases a separate 200,000 square foot warehouse and distribution facility in Chantilly, Virginia, under a lease expiring December 2006.

     The Company also subleases a distribution center in Chattanooga, Tennessee which expired March 31, 1999 and was renewed for a 2 year period with an option to terminate after one year with a termination fee. The facility was leased on a 20,000 square foot basis until March 31, 1999 with the renewal being for 10,000 square feet. The Company also maintains a sales office in Germany and has entered into a lease agreement.

                                                                         13
ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the Company's consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 1998. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

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

     The Company's primary strategy is to focus on its core GSA Schedule and IDIQ business, and to compete aggressively on bids in order to win as many contract vehicles as possible under the various purchasing programs available to it in the government market. With these contract vehicles in place, it is then possible for the Company to use its significant product base and marketing knowledge to sell products which both meet customers' requirements and provide an attractive financial return to the Company.

                                                                         14
RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.

                                                                                    PERCENTAGE
                                                                    PERCENTAGE        CHANGE
                                                                     OF SALES       ----------
                                                                ------------------     THREE
                                                                       THREE          MONTHS
                                                                   MONTHS ENDED        ENDED
                                                                     MARCH 31,       MAR. 31,
                                                                ------------------     1998
                                                                  1999      1998      TO 1999
                                                                --------  --------  ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .    100.0%    100.0%      26.7%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .     92.0      91.4       27.5
                                                                --------  --------
Gross margin. . . . . . . . . . . . . . . . . . . . . . . . .      8.0       8.6       17.9
                                                                --------  --------
Operating expenses:
 Selling, general and administrative. . . . . . . . . . . . .      9.2      10.7        8.6
 Depreciation and amortization. . . . . . . . . . . . . . . .      0.8       1.0        1.2
                                                                --------  --------
Total operating expenses. . . . . . . . . . . . . . . . . . .     10.0      11.7        8.0
                                                                --------  --------
Loss from operations. . . . . . . . . . . . . . . . . . . . .     (2.0)     (3.1)      19.7
Interest expense, net . . . . . . . . . . . . . . . . . . . .     (0.5)      0.4      226.4
                                                                --------  --------
Loss before taxes . . . . . . . . . . . . . . . . . . . . . .     (1.5)     (3.5)      46.0
Income tax benefit. . . . . . . . . . . . . . . . . . . . . .      -         -          -
                                                                --------  --------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .     (1.5)%    (3.5)%     46.0%
                                                                ========  ========

     The following table sets forth, for the periods indicated, the approximate sales by sales category, along with related percentages of total sales.

SALES CATEGORY                                   THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------
(Dollars in thousands)                             1999                1998
                                            ------------------- -------------------
GSA Schedules . . . . . . . . . . . . . .   $ 43,645    34.8%   $  25,965   26.2%
IDIQ Contracts. . . . . . . . . . . . . .     64,818    51.6       50,817   51.3
Open Market . . . . . . . . . . . . . . .     14,955    11.9       16,558   16.7
Other Contracts . . . . . . . . . . . . .      2,131     1.7        5,754    5.8
                                            --------- --------- --------- ---------
   Total. . . . . . . . . . . . . . . . .   $125,549   100.0%   $  99,094  100.0%
                                            ========= ========= ========= =========

                                                                         15
THREE MONTHS ENDED MARCH 31, 1999 COMPARED
WITH THE THREE MONTHS ENDED MARCH 31, 1998

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the first quarter of 1999, sales increased $26.5 million or 26.7% from the same period in 1998. This increase resulted primarily from increased sales under GSA Schedule-related Blanket Purchase Agreements ("BPAs") over the same quarter last year of approximately $18.4 million, or 232%, and increased sales under indefinite-delivery/indefinite-quantity ("IDIQ") contracts of approximately $14.0 million, or 27.6%. Management believes that the increase in BPA sales is primarily attributable to changes in the procurement regulations that allow the Government to purchase products by other means (e.g., GSA schedule contracts, Government-wide Agency Contracts ("GWAC") and BPAs) in a quicker and easier manner than was the case before such changes.

     The net sales increase in IDIQ contracts was primarily a result of increased sales under the Army's PC-2 contract, the NASA SEWP II contract, and the U. S. Army's Standard Army Management Information Systems ("STAMIS") Computer Contract II contract, which was awarded in November 1997. These contracts contributed an additional $25.2 million in the first quarter of 1999 versus the first quarter of 1998, in which the acquired BTG contracts had sales from February 12, 1998, but this increase was partially offset by contracts reaching end of life status in the first quarter of 1999.

     Total booked backlog at March 31, 1999 was approximately $52.1 million compared to $69.5 million at March 31, 1998, which included backlog purchased as a result of the BTG Division acquisition. Total booked backlog was $56.7 million at April 30, 1999, compared to $61.6 million at April 30, 1998. Booked backlog represents orders received but product has yet to ship.

     GROSS MARGIN. Gross margin is sales less cost of sales, which includes product purchase cost, freight, warranty maintenance cost, and certain other overhead expenses related to the cost of acquiring products. Gross margin percentages vary over time and change significantly depending on the contract vehicle and product involved; therefore, the Company's overall gross margin percentages are dependent on the mix and timing of products sold and the strategic use of available contract vehicles.

     During the first quarter of 1999, gross margin increased by approximately $1.5 million, or 17.9%. Gross margin, as a percentage of revenue decreased from 8.6% to 8.0%. The decrease in gross margin was partially impacted by increased warranty expenses accrued under certain IDIQ contracts. The change in gross margin percentages can be impacted by

                                                                         16
a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     OPERATING EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1999 increased $0.9 million or 8.0%, from the same period in 1998. The increase was due primarily to increased personnel costs as well as increases in the overall volume of the business. Expressed as a percent of sales, selling, general and administrative expenses decreased to 10.0% in the first quarter of 1999 compared to 11.7% in the same period in 1998.

     INTEREST EXPENSE. The approximately $1.0 million or 226.4% decrease in net interest expense in the first quarter of 1999 was due primarily to decreased average borrowings and an increase in the collections of interest on late customer payments. In addition, the Company utilized more prompt payment discounts as compared to the first quarter of 1998.

     INCOME TAXES. No tax benefit was recognized with respect to the Company's operating loss in the first quarter of 1999 as the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's

                                                                         17
stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1999, the Company's operating activities provided $16.1 million of cash flow compared to the $8.0 million of cash used for the three months ended March 31, 1998. The change from period to period relates primarily to the Company's increase in sales volume, but the current period benefitted from an actual decrease in accounts receivable, reflecting improved collection activity and a decrease in merchandise inventories. At March 31, 1998, merchandise inventories increased significantly due to the acquisition of the BTG Division, which was partially offset by increases in accounts payable.

     Investing activities used cash of approximately $1.1 million during the three months ended March 31, 1999, related to purchases of capital equipment.

     During the three months ended March 31, 1999, the Company's financing activities included a use of cash of approximately $14.9 million, primarily related to payments under its bank notes. At March 31, 1999, the Company had approximately $31.6 million available for borrowing under its credit facility.

     On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40 million and a one-year credit facility with the Other Lenders for an additional $55 million (collectively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"). Interest under the inventory financing facility accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain quarterly financial covenants.

     On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement"). The agreement modified some of the terms and conditions

                                                                         18
contained in the Credit Facility and effectively eliminated the Company's default condition with certain 1996 year-end financial covenants. The total amount available under the Credit Facility was reduced from a total of $95 million to $60 million, with an additional $30 million reduction during the period February 1 through July 31 of each year. Further, the Wholesale Financing Facility was increased from $10 million to $20 million, with a $10 million reduction during the period March 1 through July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of all financial covenants.

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

     On February 11, 1998, the Credit Agreement was revised to, among other things, limit the total amount available under the facility to $60 million for an additional two months. The total available under the facility was reduced to $30 million only during the period April 1, 1998 to July 31, 1998. As for the Wholesale Financing Facility, the amount available under the agreement remained at $20 million and was to be used solely for inventory purchases. The amount available was reduced to $10 million during the period April 1, 1998 to July 31, 1998. All other material terms of both facilities remained the same.

     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. As a result, on October 28, 1998, when the Company delivered its certified financial statements to the Principal Lender, the interest rate was reduced to LIBOR

                                                                         19
plus 2.25%. Prior to this event, the interest rate under the Credit Agreement was LIBOR plus 2.45% (7.79% at September 30, 1998). On August 14, 1998, the limit of the Wholesale Financing Facility was increased via temporary over-line limit of up to $10 million through January 31, 1999. The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1 through January 31, and will decrease to $10 million during the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same.

     Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At March 31, 1999, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed. The Company is in the process of renegotiating the terms with its credit facility for the renewal period beginning August 1, 1999.

YEAR 2000

     IMPACT OF YEAR 2000. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is complex as certain computer operations will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computers systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Assessments of the potential effects of the Year 2000 issue vary markedly among different companies, governments, consultants and economists, and it is not possible to predict what the actual impact may be. Given this uncertainty, the Company recognizes the need to remain vigilant and is continuing its

                                                                         20
analysis, assessment and planning for the various Year 2000 issues, across the entire business.

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

     The Company has begun to assess the potential for Year 2000 problems with the information systems of its customers and vendors. The Company has sent questionnaires to the primary product vendors with which the Company has a material relationship. The Company is in the process of assessing the responses received to date from the vendors and plans to follow-up with vendors that have not responded. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company's primary customer is the Federal Government. Various departments in the Federal Government have achieved different degrees of readiness regarding Year 2000 compliance.

     COSTS TO ADDRESS YEAR 2000 ISSUES. The Company presently estimates that the cost associated with becoming Year 2000 compliant is approximately $1 million, approximately $300,000 of which has been incurred. Any external and internal costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as

                                                                         21
incurred in accordance with the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." The costs associated with the replacement of computerized systems, hardware or equipment will be capitalized and are included in the above estimate.
These costs do not include any costs associated with the implementation of contingency plans.

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

     The failure to correct a material Year 2000 problem could result in interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the

                                                                         22
consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations, liquidity or financial condition.

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

                                                                         23
                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS --

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

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K --

     (a)  Exhibits:

          11   Computation of Earnings Per Share

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                                                         24
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Date:  May 17, 1999

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/ DENDY YOUNG
                                     --------------------------------------
                                      Dendy Young
                                      Chairman and
                                      Chief Executive Officer



                                 By:   /s/ ROBERT D. RUSSELL
                                     --------------------------------------
                                      Robert D. Russell
                                      Senior Vice President and
                                      Chief Financial Officer

                                                                         25
                             INDEX TO EXHIBITS
===========================================================================
  EXHIBIT |
  NUMBER  | DESCRIPTION
---------------------------------------------------------------------------
    11    | Computation of Earnings Per Share
---------------------------------------------------------------------------
    27    | Financial Data Schedule
===========================================================================