Form 10-Q
period 1999-06-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1999-08-16
CIK 850483

                                                                          1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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
[X] Yes     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                   Shares Outstanding at August 1, 1999
------------------------------    --------------------------------------
Common Stock, $0.005 par value                   9,211,402

                                                                          2
                   GOVERNMENT TECHNOLOGY SERVICES, INC.

                       Quarterly Report on Form 10-Q
                    for the Period Ended June 30, 1999

                                   INDEX
                                   -----


Table of Contents                                                      Page
-----------------                                                      ----

COVER PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

TABLE OF CONTENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS -

        Consolidated Balance Sheets as of
            June 30, 1999 and December 31, 1998 . . . . . . . . . . . . . 3

        Consolidated Statements of Operations for the Three Months
            and Six Months Ended June 30, 1999 and 1998 . . . . . . . . . 4

        Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998 . . . . . . . . . . . 5

        Notes to Consolidated Financial Statements. . . . . . . . . . . . 6

    ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .12

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . . . . .22


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .23

    ITEM 1. LEGAL PROCEEDINGS
    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
    ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    ITEM 5. OTHER INFORMATION
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

                                                                          3
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                                       JUNE 30,  DECEMBER 31,
                                                                         1999        1998
ASSETS                                                              -----------  ------------
                                                                     (Unaudited)  (Audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    4,131  $        39
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . .       101,926      106,334
  Merchandise inventories . . . . . . . . . . . . . . . . . . . .        27,822       36,544
  Net deferred taxes and other. . . . . . . . . . . . . . . . . .         3,843        3,099
                                                                     ----------  -----------
     Total current assets . . . . . . . . . . . . . . . . . . . .       137,722      146,016

Property and equipment, net . . . . . . . . . . . . . . . . . . .        11,952       11,381
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .             -          114
Net deferred taxes and other. . . . . . . . . . . . . . . . . . .         2,001        3,579
                                                                     ----------  -----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $  151,675  $   161,090

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks. . . . . . . . . . . . . . . . . . . . .    $        -  $    14,889
  Current portion of long-term debt . . . . . . . . . . . . . . .           500            -
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        85,789       75,806
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .        13,265       13,115
                                                                     ----------  -----------
     Total current liabilities. . . . . . . . . . . . . . . . . .        99,554      103,810

Long-term debt, less current maturities . . . . . . . . . . . . .         1,500            -
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .         1,986        1,956
                                                                     ----------  -----------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .       103,040      105,766
                                                                     ----------  -----------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $0.25 par value; 680,850 shares authorized;
     none issued or outstanding . . . . . . . . . . . . . . . . .             -            -
  Common Stock - $0.005 par value; 20,000,000 shares authorized;
     9,806,084 issued and 9,211,402 outstanding at June 30,
     1999; and 9,806,084 issued and 9,799,490 outstanding at
     December 31, 1998. . . . . . . . . . . . . . . . . . . . . .            49           49
  Capital in excess of par value. . . . . . . . . . . . . . . . .        43,681       45,712
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .         7,810        9,634
  Treasury stock, 594,682 shares at June 30, 1999; and
     6,594 shares at December 31, 1998, at cost . . . . . . . . .        (2,905)         (71)
                                                                     ----------  -----------
     Total stockholders' equity . . . . . . . . . . . . . . . . .        48,635       55,324
                                                                     ----------  -----------
     Total liabilities and stockholders' equity . . . . . . . . .    $  151,675  $   161,090
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

                                                                          4
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (In thousands, except per share amounts)


                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999      1998
                                                          --------   --------   --------  --------

Sales . . . . . . . . . . . . . . . . . . . . . . . . .   $148,760   $136,901   $274,309  $235,995

Cost of sales . . . . . . . . . . . . . . . . . . . . .    136,514    124,560    251,991   215,122
                                                          --------   --------   --------  --------

Gross margin. . . . . . . . . . . . . . . . . . . . . .     12,246     12,341     22,318    20,873

Operating expenses. . . . . . . . . . . . . . . . . . .     12,345     11,789     24,875    23,391
                                                          --------   --------   --------  --------

Income (loss) from operations . . . . . . . . . . . . .        (99)       552     (2,557)   (2,518)

Interest income . . . . . . . . . . . . . . . . . . . .       (278)       (97)      (995)     (224)

Interest expense. . . . . . . . . . . . . . . . . . . .        110        481        262     1,047
                                                          --------   --------   --------  --------

Interest (income) expense, net. . . . . . . . . . . . .       (168)       384       (733)      823
                                                          --------   --------   --------  --------

Income (loss) before taxes. . . . . . . . . . . . . . .         69        168     (1,824)   (3,341)

Income tax expense. . . . . . . . . . . . . . . . . . .          -          -          -         -
                                                          --------   --------   --------  --------

Net income (loss) . . . . . . . . . . . . . . . . . . .   $     69   $    168   $ (1,824) $ (3,341)
                                                          ========   ========   ========  ========

Basic net income (loss) per share . . . . . . . . . . .   $   0.01   $   0.02   $  (0.20) $  (0.44)
                                                          ========   ========   ========  ========

Diluted net income (loss) per share . . . . . . . . . .   $   0.01   $   0.02   $  (0.20) $  (0.44)
                                                          ========   ========   ========  ========

Basic weighted average shares outstanding . . . . . . .      9,200      8,422      9,332     7,589
                                                          ========   ========   ========  ========

Diluted weighted average shares outstanding . . . . . .      9,859      8,631      9,332     7,589
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

                                                                          5
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In Thousands)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                -------------------
                                                                                  1999      1998
                                                                                --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (1,824) $ (3,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .      1,787     1,802
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,551   (13,628)
  Merchandise inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      8,722       599
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        834    (1,309)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,308    26,523
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (327)    2,200
                                                                                --------  --------
     Net cash provided by operating activities. . . . . . . . . . . . . . . .     21,051    12,846
                                                                                --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of property and equipment. . . . . . . . . . . . . . . . . . . . . . .     (2,244)     (986)
  Payment related to asset purchase of BTG Division . . . . . . . . . . . . .          -    (7,826)
  Net proceeds from BTG transaction . . . . . . . . . . . . . . . . . . . . .        132         -
                                                                                --------  --------
     Net cash used in investing activities. . . . . . . . . . . . . . . . . .     (2,112)   (8,812)
                                                                                --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of bank notes, net . . . . . . . . . . . . . . . . . . . . . . . .    (14,889)   (4,887)
  Proceeds from exercises of stock options and warrants . . . . . . . . . . .         42       113
                                                                                --------  --------
     Net cash used in financing activities. . . . . . . . . . . . . . . . . .    (14,847)   (4,774)
                                                                                --------  --------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . .      4,092      (740)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .         39       856
                                                                                --------  --------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  4,131  $    116
                                                                                ========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    397  $  1,122
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         -

Supplemental disclosure of non-cash activities:

  The Company entered into a transaction with BTG on February 10, 1999, resulting in the following non-cash activities:
     Treasury stock acquired (600,000 shares at $4.9375 per share). . . . . .   $  2,963  $      -
     Option received from BTG to repurchase 1.3 million shares of
        GTSI common stock . . . . . . . . . . . . . . . . . . . . . . . . . .      1,944         -
     Reduction in net receivables from BTG. . . . . . . . . . . . . . . . . .     (1,737)        -
     Note payable to BTG. . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,000)        -
     Assumption of contract warranty liabilities. . . . . . . . . . . . . . .     (1,170)        -

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

                                                                          6
            GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 1998 and the accompanying Notes to the Financial Statements, contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

     Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

     EARNINGS PER SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently share in the earnings of the entity. Outstanding common stock options and common stock purchase warrants were not included in the calculation of diluted per share results for the six months ended June 30, 1999 and 1998, since the effect would be anti-dilutive.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components, and SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers.
SFAS 130 is effective for financial statements issued for fiscal years beginning after December 31, 1997. Accordingly, effective January 1, 1998, the Company adopted SFAS 130 and in accordance therewith, the Company's Comprehensive Income equals reported "Net Income (Loss)." SFAS 131 is effective for financial statements issued for fiscal years beginning after

                                                                          7
December 15, 1997; the Company has determined that through June 30, 1999, it operated as one business segment as defined by SFAS 131. In addition, the Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the federal Government, which under SFAS 131 is considered a single customer.

2.   NOTES PAYABLE TO BANKS

     On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40 million and a one-year credit facility with the other banks in the lending consortium (the "Other Lenders") for an additional $55 million (collectively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility").
Interest under the inventory financing facility is accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain quarterly financial covenants.

     On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement"). The agreement modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with certain 1996 year-end financial covenants. The total amount available under the Credit Facility was reduced from $95 million to $60 million, with an additional $30 million reduction during the period February 1 through July 31 of each year. Further, the Wholesale Financing Facility was increased from $10 million to $20 million, with a $10 million reduction during the period March 1 through July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of all financial covenants.

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

                                                                          8
     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. As a result, on October 28, 1998, when the Company delivered its certified financial statements to the Principal Lender, the interest rate was reduced to LIBOR plus 2.25%. Prior to this event, the interest rate under the Credit Agreement was LIBOR plus 2.45%. On August 14, 1998, the limit of the Wholesale Financing Facility was increased via temporary over-line limit of up to $10 million through January 31, 1999. The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1 through January 31, and will decrease to $10 million for the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same.

     On July 1, 1999, the Company and its banks executed an amendment to the Credit Agreement extending the termination date of the Credit Agreement through the close of business on August 27, 1999. The Company is continuing the process of renegotiating the terms of the Credit Facility for the renewal period beginning August 28, 1999.

     Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At June 30, 1999, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed. At June 30, 1999, the Company had no borrowings against the Credit Facility.

                                                                          9
3.   ACQUISITION

     On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc. and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquired assets consisted primarily of inventory and rights under certain contracts and intangible personal property, along with furniture, fixtures, supplies and equipment. In addition, the Company assumed certain liabilities under specified contracts of BTG as well as certain liabilities arising from the ownership or operation of the acquired assets after the closing. The Company paid at closing $7,325,265 in cash (after a $174,735 adjustment for accrued vacation liability and satisfaction of an outstanding invoice owed by BTG) and issued 15,375 shares, having a liquidation preference of $15,375,000, of a new series of preferred stock designated Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Company paid an additional $500,000 in cash upon the release of liens on certain items of equipment which are part of the acquired assets. A portion of the consideration, $800,000 in cash and 1,538 shares of Series C Preferred Stock, was held under an escrow agreement to secure BTG's indemnification obligations under the Asset Purchase Agreement. Under the Asset Purchase Agreement, BTG was obligated to repay to the Company up to $4,500,000 to the extent that there is a shortfall in the amounts that the Company receives from dispositions of certain inventory acquired.

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

                                                                         10
     The acquisition of the BTG Division was accounted for using the purchase method of accounting. The purchase price was allocated to tangible assets based on fair value ($22,000,000 of product inventory).
The financial statements include the results of operation of the BTG Division since the acquisition date.

     The following table sets forth the unaudited pro forma results of operations of the Company and the BTG Division for the six months ended June 30, 1998, assuming the acquisition occurred on January 1, 1998.

                                                          1998
                                                       ----------

     Revenues . . . . . . . . . . . . . . . . . . . .  $  277,133

     Net income (loss). . . . . . . . . . . . . . . .  $   (3,711)

     Income (loss) per share. . . . . . . . . . . . .  $    (0.44)

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

                                                                         11
     GTSI recorded the shares reacquired on February 10, 1999 in treasury stock at cost, totaling approximately $3,000,000. The Company also recorded the option to purchase the remaining shares of its own stock as a $1,900,000 reduction to capital in excess of par value.

4.   PROPERTIES

     In November 1988, the Company executed a ten-year lease for its corporate headquarters that comprises approximately 120,000 square feet of office space and 14,000 square feet of warehouse space. The Company also entered into a nine-year lease for 55,170 square feet of office space in two buildings beginning December 1, 1989. The lease for the entire facility expired on November 30, 1998. In October 1997, the Company executed a ten-year lease for a new administrative facility consisting of approximately 100,500 square feet of new office space in Chantilly, Virginia. The agreement has one five-year option period and commenced on December 1, 1998. The Company is obligated under the lease agreement to provide to the Landlord a Letter of Credit ("LOC") in the amount of $2.0 million as a security deposit for all tenant-requested improvements associated with the lease. The LOC provided to the Landlord is funded through the Company's Credit Facility. The Credit Facility's available borrowing amount is reduced by the $2.0 million LOC. This deposit will be reduced by 10%, per year, over the life of the lease. The Company has recorded leasehold improvements in the amount of $2.0 million, as well as a liability for deferred rent of $2.0 million in conjunction with the build-out improvements. The asset and liability will be amortized over the life of the lease.

     In addition to the corporate headquarters, the Company leases a separate 200,000 square foot warehouse and distribution facility in Chantilly, Virginia, under a lease expiring December 2006.

     The Company also subleases a distribution center in Chattanooga, Tennessee which expired March 31, 1999 and was renewed for a two-year period with an option to terminate after one year with a termination fee. The facility was leased on a 20,000 square foot basis until March 31, 1999 with the renewal being for 10,000 square feet. The Company also maintains a sales office in Germany and has entered into a lease agreement that extends through December 31, 2000.

                                                                         12
ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

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

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, microcomputers and networking and workstation products, from 1985 through 1992); to the addition of new vendors (e.g., IBM, Sun, Panasonic, Apple and Nexar, from 1988 through 1996, and Cisco in 1998); and to the addition, renewal or expiration of sales contract vehicles (e.g., the addition of the SEWP II Contract, the NIH ECS-II Contract, the TDA-1 Contract, the STAMIS Contract and the PC-3 Contract, from 1997 through 1999, and the expiration of the Companion Contract in 1995 and Desktop IV systems ordering in 1996). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

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

                                                                         13
RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.

                                                                                           PERCENTAGE
                                                                                             CHANGE
                                                      PERCENTAGE OF SALES           -----------------------
                                            --------------------------------------     THREE         SIX
                                                   THREE                SIX           MONTHS       MONTHS
                                               MONTHS ENDED        MONTHS ENDED        ENDED        ENDED
                                                 JUNE 30,            JUNE 30,        JUNE 30,     JUNE 30,
                                            ------------------  ------------------     1998         1998
                                             1999       1998      1999      1998      TO 1999      TO 1999
                                            --------  --------  --------  --------  ----------   ----------

Sales . . . . . . . . . . . . . . . . . .   100.0%     100.0%    100.0%    100.0%       8.7%        16.2%

Cost of sales . . . . . . . . . . . . . .    91.8       91.0      91.9      91.2        9.6         17.1
                                            --------  --------  --------  --------
Gross margin. . . . . . . . . . . . . . .     8.2        9.0       8.1       8.8       (0.8)         6.9
                                            --------  --------  --------  --------
Operating expenses:

Selling, general and administrative . . .     7.8        8.0       8.4       9.1        5.7          6.9

Depreciation and amortization . . . . . .     0.5        0.6       0.7       0.8      (15.4)        (0.8)
                                            --------  --------  --------  --------
                                              8.3        8.6       9.1       9.9        4.7          6.3
                                            --------  --------  --------  --------
Income (loss) from operations . . . . . .    (0.1)       0.4      (1.0)     (1.1)    (117.9)         1.5

Interest (income) expense, net. . . . . .    (0.1)       0.3      (0.3)      0.3     (143.8)      (189.1)
                                            --------  --------  --------  --------
Income (loss) before taxes. . . . . . . .      -         0.1      (0.7)     (1.4)     (58.9)       (45.4)

Income tax expense. . . . . . . . . . . .      -         -         -         -          -            -
                                            --------  --------  --------  --------
Net income (loss) . . . . . . . . . . . .      -   %     0.1%     (0.7)%    (1.4)%    (58.9)       (45.4)
                                            ========  ========  ========  ========


     The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:

SALES CATEGORY                                    THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                            --------------------------------------- ---------------------------------------
(Dollars in thousands)                             1999                1998                1999                 1998
                                            ------------------- ------------------- ------------------- -------------------
GSA Schedules . . . . . . . . . . . . . .   $ 61,223    41.1    $  40,367   29.5%   $ 104,868   38.2%   $  66,238    28.1%
IDIQ Contracts. . . . . . . . . . . . . .     68,883    46.3       74,643   54.5      133,700   48.8      125,862    53.3
Open Market . . . . . . . . . . . . . . .     14,981    10.1       17,160   12.5       29,936   10.9       33,372    14.1
Other Contracts . . . . . . . . . . . . .      3,673     2.5        4,731    3.5        5,805    2.1       10,523     4.5
                                            --------- --------- --------- --------- --------- --------- --------- ---------
     Total. . . . . . . . . . . . . . . .   $148,760   100.0%   $ 136,901  100.0%   $ 274,309  100.0%   $ 235,995   100.0%
                                            ========= ========= ========= ========= ========= ========= ========= =========

                                                                         14
THREE MONTHS ENDED JUNE 30, 1999 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 1998

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the second quarter of 1999, sales increased $11.9 million or 8.7% from the same period in 1998. This increase resulted primarily from increased sales under GSA Schedule-related Blanket Purchase Agreements ("BPAs") over the same quarter last year of approximately $19.3 million or 91.3%. In addition to increased BPA sales, GSA Schedule B/C sales increased $2.3 million or 12.7%. The growth in BPA sales is primarily attributed to changes in the procurement regulations that allow the Government to purchase products by other means in a quicker and easier manner than was the case in previous years. In addition, the Company restructured fulfillment under its U.S. Treasury TDA-1, TDA-2 and TDA-3 contracts under a Treasury Commercial BPA. In the second quarter of 1998, TDA-1 and TDA-2, both IDIQ contracts, had aggregate sales of $10.9 million for the quarter ended June 30, 1998.
Sales under IDIQ contracts for the quarter ended June 30, 1999 decreased $5.8 million or 7.7%. This decrease is primarily attributed to the restructuring of U.S. Treasury TDA-1, TDA-2 and TDA-3 contracts under the Treasury Commercial BPA, which was offset by increased sales under the Company's STAMIS, SEWP and NIH ECS II contracts of $2.5 million or 36.0%, $4.0 million or 30.0%, and $3.4 million or 39.5%, respectively. Sales of Microsoft, Hewlett-Packard, Panasonic, Sun and Compaq products comprise a substantial portion of the Company's business. In the second quarter of 1999 sales from these vendors increased 39.6% or $27.1 million compared to the same period in 1998.

     Total booked backlog at June 30, 1999 was approximately $53.0 million compared to $65.0 million at June 30, 1998. Total booked backlog was $53.9 million at July 31, 1999, down $13.2 million or 19.7% compared to July 31, 1998, however, the backlog at June 30, 1998 included orders that were recorded as part of the BTG Division acquisition. Booked backlog represents orders received for which product has yet to ship.

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

     During the second quarter of 1999, gross margin decreased by approximately $95,000 or 0.8%. Gross margin as a percentage of sales decreased to 8.2% from 9.0%. During the second quarter of 1998, gross margin was positively impacted by a one-time inventory adjustment of approximately $2.2 million resulting from a June physical inventory valuation. Removal of this inventory adjustment results in a pro forma gross margin of 7.4% for the second quarter of 1998. Excluding the inventory adjustment, margins during the second quarter of 1999 improved as a result of favorable margins realized under the Company's Army PC-2 contract as well as improved manufacturer price protection over the same

                                                                         15
period in 1998. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     OPERATING EXPENSES. Total selling, general and administrative expenses for the three months ended June 30, 1999 increased $556,000 or 4.7% from the same period in 1998. The increase was primarily due to increased personnel cost as well as increases in the overall volume of the business. Expressed as a percentage of total sales, selling, general and administrative expenses decreased from 8.6% to 8.3%, reflecting the Company's growth in sales with relatively lower additional infrastructure expense as existing facilities and personnel were utilized more effectively.

     INTEREST EXPENSE. The approximate $552,000 or 143.8% decrease in net interest expense in the second quarter of 1999 was due primarily to decreased average borrowing as well as an increase in the collections of interest on late customer payments.

     INCOME TAXES. No income tax expense was recorded in the second quarter since the Company has a net loss on a year-to-date basis. Also, no tax benefit was recognized for the loss since the Company determined that certain net deferred tax assets did not satisfy the recognition criteria set forth in Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes."

SIX MONTHS ENDED JUNE 30, 1999 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 1998

     SALES. For the first six months of 1999, sales increased $38.3 million or 16.2% from the same period in 1998. This increase resulted primarily from higher sales under GSA Schedule-related BPAs over the same period of approximately $37.8 million or 130.0%. In addition to increased BPA sales, GSA Schedule B/C sales increased $3.2 million or 8.2%. In addition, the Company combined fulfillment under its U.S. Treasury TDA-1, TDA-2 and TDA-3 contracts under a Treasury Commercial BPA. In the first half of 1998, TDA-1 and TDA-2, both IDIQ contracts, had aggregate sales of $19.8 million for the six months ended June 30, 1998.

     Net sales under IDIQ contracts also increased $8.0 million or 6.4% during the first six months of 1999 compared to the same period of 1998.
In addition, IDIQ contracts comprise the largest proportion of the Company's 1999 revenue at 48.8%. The increase in IDIQ contracts is primarily comprised of increases in sales under the Army's PC-2 contract of $9.3 million or 66.4%, the Government-wide SEWP II contract of $13.4 million or 70.9% and the NIH ECS II contract of $5.1 million or 34.9%, offset by a decrease in U.S. Treasury contracts of $19.8 million.

     For the six months ended June 30, 1999, sales of Hewlett-Packard, Microsoft, Compaq and Panasonic products comprise a substantial portion of the Company's business. During that period, sales from these vendors increased $50.0 million or 41.4% compared to the same period in 1998.

                                                                         16
     GROSS MARGIN. Gross margin for the first six months of 1999 increased $1.4 million or 6.9%. As a percentage of sales, gross margin decreased to 8.1% from 8.8%. In 1998, the gross margin was impacted by a one time inventory adjustment of approximately $2.2 million resulting from a June physical inventory valuation. Removal of this inventory adjustment results in a pro forma gross margin of 7.9% for the first six months of 1998. Excluding the inventory adjustment, margins during 1999, improved as a result of favorable margins realized under the Company's Army PC-2 contract, improved manufacturer price protection and decreased warranty liabilities over the same period in 1998. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

     OPERATING EXPENSES. Total selling, general and administrative expenses for the six months ended June 30, 1999 increased $1.5 million or 6.3% from the same period in 1998. The increase was primarily due increased personnel cost as well as increases in the overall volume of the business. Expressed as a percentage of total sales, selling, general and administrative expenses decreased to 9.1% from 9.9%, reflecting the Company's growth in sales requiring less additional infrastructure expenses as existing facilities and personnel are utilized more effectively.

     INTEREST EXPENSE. The approximate $1.6 million or 189.1% decrease in net interest expense for the six months ended June 30, 1999 compared to the same period in 1998 was due primarily to decreased average borrowing as well as an increase in the collections of interest on late customer payments. In addition, during the first six months of 1999, the Company utilized more prompt payment discounts as compared to the same period in 1998.

     INCOME TAXES. No tax benefit was recognized with respect the Company's operating loss in the first six months of 1999 as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

SEASONAL FLUCTUATIONS AND OTHER FACTORS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also impact the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays

                                                                         17
in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1999, the Company's operating activities provided $21.1 million of cash flow, compared to $12.8 million for the same period in 1998. The increase from year to year relates primarily to the Company's increased sales volume, decreased accounts receivable (reflecting improved collection activity), lower merchandise inventories and increased accounts payable.

     During the first six months of 1999, the Company used $2.1 million of cash, compared to $8.8 million for the same period in 1998 which included $7.8 million related to the purchase of the BTG Division.

     During the six months ended June 30, 1999, The Company's financing activities used cash of approximately $14.9 million, primarily related to payments under the Company's bank notes. At June 30, 1999, the Company had approximately $27.8 million available for borrowing under its credit facility.

     On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40 million and a one-year credit facility with the other banks in the lending consortium (the "Other Lenders") for an additional $55 million (collectively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility").
Interest under the inventory financing facility accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain quarterly financial covenants.

                                                                         18
     On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement"). The agreement modified some of the terms and conditions contained in the Credit Facility and effectively eliminated the Company's default condition with certain 1996 year-end financial covenants. The total amount available under the Credit Facility was reduced from $95 million to $60 million, with an additional $30 million reduction during the period February 1 through July 31 of each year. Further, the Wholesale Financing Facility was increased from $10 million to $20 million, with a $10 million reduction during the period March 1 through July 31 of each year. Other modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal, the addition of an unused line fee, an increase in the interest rate accrued against outstanding borrowings, and the modification of all financial covenants.

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

     On July 2, 1998, the Company and its banks executed separate amendments adjusting, among other things, the seasonality of the total amount available under the Credit Facility and the Wholesale Financing Facility, respectively, in any calendar year. The limit of the Credit Facility will increase to $75 million during the period October 1 through January 31. During the periods February 1 through April 30 and July 1 through September 30, the total amount available under the Credit Facility will be limited to $50 million. During the period May 1 through June 30, the total amount available under the Credit Facility will be limited to $30 million. In addition, the interest rate under the Credit Facility was amended to a rate of LIBOR plus 2.45%, payable quarterly; reducing to LIBOR plus 2.25% if, commencing with the fiscal quarter ending September 30, 1998, the Company achieves certain quarterly financial covenants. At September 30, 1998, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement. As a result, on October 28, 1998, when the Company delivered its certified financial statements to the Principal Lender, the interest rate was reduced to LIBOR plus 2.25%. Prior to this event, the interest rate under the Credit Agreement was LIBOR plus 2.45%. On August 14, 1998, the limit of the Wholesale Financing Facility was increased via temporary over-line limit of up to $10 million through January 31, 1999. The limit of the Wholesale Financing Facility will remain at $20 million during the period June 1

                                                                         19
through January 31, and will decrease to $10 million during the period February 1 through May 31, of any calendar year. All other material terms of both facilities remained the same.

     On July 1, 1999, the Company and its banks executed an amendment to the Credit Agreement extending the termination date of the Credit Agreement through the close of business on August 27, 1999. The Company is continuing the process of renegotiating the terms of the Credit Facility for the renewal period beginning August 28, 1999.

     Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At June 30, 1999, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed. At June 30, 1999, the Company had no borrowings against the Credit Facility.

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

                                                                         20
The Company has formed an Action Team representing every functional area of the Company, with the Chairman and CEO as the Executive Sponsor, and the senior executive management staff as the Steering Committee, of the Team. The Year 2000 Plan is comprehensive and auditable, and involves generally the following phases: inventory, risk classification, assessment, remediation, and testing. The scope of the plan is broad and addresses critical suppliers, internal systems and processes, and customers.

     With respect to its internal information technology systems, the Company has conducted an inventory of a substantial majority of its central systems for Year 2000 compliance. The most significant risk faced by the Company is the Just-In-Time ("JIT") application, the Company's key enterprise operations system. The Company completed JIT Year 2000 conversion and testing in early 1999. The Company has completed remediation plans for the majority of its material information technology systems, and continues implementation of remediation plans for the remaining material information technology systems. In addition, the Company currently is reviewing, and implementing remediation plans for, its other non-critical internal information technology systems. With respect to the Company's non-information technology systems, the Company moved its headquarters to a new location during the end of 1998. All systems in the new facility are Year 2000 compliant.

     The Company has begun to assess the potential for Year 2000 problems with the information systems of its customers and vendors. The Company has sent questionnaires to the primary product vendors with which the Company has a material relationship, and has received responses from the majority of its primary product vendors. The Company is in the process of assessing the responses received to date from the vendors and plans to follow-up with vendors that have not responded. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company's primary customer is the Federal Government. Various departments in the Federal Government have achieved different degrees of readiness regarding Year 2000 compliance.

     COSTS TO ADDRESS YEAR 2000 ISSUES. The Company has reevaluated its estimate of the aggregate cost associated with becoming Year 2000 compliant, based upon certain of such costs being reclassified as capital expenses. The Company presently estimates its Year 2000-related costs to be approximately $700,000, approximately $175,000 of which has been incurred. Any external and internal costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred in accordance with the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." The costs associated with the replacement of computerized systems, hardware or equipment will be capitalized and are included in the above estimate. These costs do not include any costs associated with the implementation of contingency plans.

                                                                         21
     The Company's Year 2000 program is an ongoing process and the estimate of costs and completion dates for various components of the program above are subject to change. The present cost estimates of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based on management's best estimates, which were derived using numerous assumptions regarding future events, including among other factors the continued availability of certain resources. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes, third-party remediation plans, and similar uncertainties.

     RISKS TO THE COMPANY. The Government includes certain Year 2000 warranty clauses in its contracts, which the Company executes. The Company strives to pass the Government contract clauses on to its product vendors, however, in some instances vendors refuse to accept such clauses. There can be no assurance that the Company will not be materially adversely affected if the Government were to enforce these clauses and the Company did not have corresponding protection from such vendors. In addition, it is unknown how Government and other customer spending patterns may be impacted by Year 2000 issues. As customers focus on preparing their business for the Year 2000, information technology budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. The Year 2000 presents a number of other risks and uncertainties that could affect the Company, including utilities failures and competition for personnel skilled in the resolution of Year 2000 issues.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     This Form 10-Q, including certain documents incorporated herein by reference, contains "forward-looking" statements that involve certain risks and uncertainties. Actual results may differ materially from results express or implied by such forward-looking statements, based on numerous factors. Such factors include, but are not limited to, competition in the

                                                                         22
government markets, buying patterns of the Company's customers, general economic and political conditions, results of negotiations with the Company's lenders concerning a new credit facility, changes in laws and government procurement regulations, and other risks described in this Form 10-Q and in the Company's other SEC filings. For these statements, the Company claims the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                                                         23
                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS -- Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Meeting of Stockholders was held on May 18,
          1999.



     (b) At said Annual Meeting, the Company's stockholders elected eight directors:

                                                                VOTES
                                                  VOTES      WITHHELD OR
                                                   FOR         AGAINST      ABSTENTIONS
                                               ----------   -------------  -------------

     DIRECTORS:
          Tania Amochaev                        7,788,830      70,066
          Gerald W. Ebker                       7,788,830      70,066
          Lee Johnson                           7,788,830      70,066
          Steven Kelman                         7,788,830      70,066
          James J. Leto                         7,788,830      70,066
          Lawrence J. Schoenberg                7,788,830      70,066
          John M. Toups                         7,788,830      70,066
          Dendy Young                           7,788,746      70,150

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11        Computation of Earnings Per Share.

          27        Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None.

                                                                         24
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Date:  August 16, 1999

                                 GOVERNMENT TECHNOLOGY SERVICES, INC.



                                 By:   /s/ DENDY YOUNG
                                     -----------------------------------
                                      Dendy Young
                                      Chairman and
                                      Chief Executive Officer



                                 By:   /s/ ROBERT D. RUSSELL
                                     -----------------------------------
                                      Robert D. Russell
                                      Senior Vice President and
                                      Chief Financial Officer

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