Form 10-Q
period 1999-09-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 1999-11-15
CIK 850483

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                           COMMISSION FILE NO. 0-19394

                      GOVERNMENT TECHNOLOGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               54-1248422
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification Number)

                            3901 STONECROFT BOULEVARD

              (Address and zip code of principal executive offices)

                                  703-502-2000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                    Shares Outstanding at November 1, 1999
----------------------------------    ------------------------------------------
  Common Stock, $0.005 par value                     9,211,402

================================================================================

                      GOVERNMENT TECHNOLOGY SERVICES, INC.

      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999

TABLE OF CONTENTS                                                                                          PAGE
COVER PAGE....................................................................................................1

TABLE OF CONTENTS.............................................................................................2

PART I - FINANCIAL INFORMATION

       ITEM 1.   FINANCIAL STATEMENTS -

                 Consolidated Balance Sheets as of
                     September 30, 1999 and December 31, 1998.................................................3

                 Consolidated Statements of Operations for the
                     Three Months and Nine Months Ended September 30, 1999 and 1998...........................4

                 Consolidated Condensed Statements of Cash Flows for the
                     Nine Months Ended September 30, 1999 and 1998............................................5

                 Notes to Consolidated Financial Statements...................................................6

       ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS.....................................................11

       ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................20


PART II - OTHER INFORMATION..................................................................................21

       ITEM 1.   LEGAL PROCEEDINGS
       ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ITEM 5.   OTHER INFORMATION
       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES...................................................................................................22


               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                            SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                          1999                1998
                                                                            ------------         -----------
                                                                             (Unaudited)          (Audited)
Current assets:
     Cash.................................................................. $         56         $        39
     Accounts receivable, net..............................................      131,903             106,334
     Merchandise inventories...............................................       52,549              36,544
     Net deferred taxes and other..........................................        4,582               3,099
                                                                            ------------         -----------
         Total current assets..............................................      189,090             146,016

Property and equipment, net................................................       11,994              11,381
Intangible assets, net.....................................................            -                 114
Net deferred taxes and other...............................................        2,001               3,579
                                                                            ------------         -----------

         Total assets...................................................... $    203,085         $   161,090
                                                                            ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Notes payable to banks................................................ $          -         $    14,889
     Current portion of long-term debt.....................................          500                   -
     Accounts payable......................................................      133,263              75,806
     Accrued liabilities...................................................       13,542              13,115
                                                                            ------------         -----------
         Total current liabilities.........................................      147,305             103,810

Long-term debt, less current maturities....................................        1,500                   -
Other liabilities..........................................................        2,897               1,956
                                                                            ------------         -----------

         Total liabilities.................................................      151,702             105,766
                                                                            ------------         -----------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock - $0.25 par value; 680,850 shares authorized;
         none issued or outstanding........................................            -                   -
     Common Stock - $0.005 par value; 20,000,000 shares authorized;
         9,806,084 issued and 9,211,402 outstanding at September 30, 1999;
         and 9,806,084 issued and 9,799,490 outstanding at
         December 31, 1998.................................................           49                  49
     Capital in excess of par value........................................       43,681              45,712
     Retained earnings.....................................................       10,557               9,634
     Treasury stock, 594,682 shares at September 30, 1999; and
         6,594 shares at December 31, 1998, at cost........................       (2,904)                (71)
                                                                            -------------        -----------

         Total stockholders' equity........................................       51,383              55,324
                                                                            ------------         -----------

         Total liabilities and stockholders' equity........................ $    203,085         $   161,090
                                                                            ============         ===========

The accompanying notes are an integral part of these consolidated financial statements.

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                             ------------------------     ------------------------
                                                                 1999          1998           1999          1998
                                                             -----------   -----------    -----------   -----------

Sales.....................................................   $   194,494   $   196,029    $   468,803   $   432,023

Cost of sales.............................................       181,002       178,182        432,994       393,304
                                                             -----------   -----------    -----------   -----------

Gross margin..............................................        13,492        17,847         35,809        38,719

Operating expenses........................................        11,102        13,535         35,977        36,926
                                                             -----------   -----------    -----------   -----------

Income (loss) from operations.............................         2,390         4,312           (168)        1,793

Interest income...........................................          (437)          (60)        (1,433)         (284)

Interest expense..........................................            79           412            342         1,459
                                                             -----------   -----------    -----------   -----------

Interest (income) expense, net............................          (358)          352         (1,091)        1,175
                                                             -----------   -----------    ------------  -----------

Income before taxes.......................................         2,748         3,960            923           618

Income tax expense........................................             -             -              -             -
                                                             -----------   -----------    -----------   -----------

Net income ...............................................   $     2,748   $     3,960    $       923   $       618
                                                             ===========   ===========    ===========   ===========

Basic net income per share................................   $      0.30   $      0.40    $      0.10   $      0.07
                                                             ===========   ===========    ===========   ===========

Diluted net income per share..............................   $      0.30   $      0.40    $      0.10   $      0.07
                                                             ===========   ===========    ===========   ===========

Basic weighted average shares outstanding.................         9,211         9,788          9,291         8,333
                                                             ===========   ===========    ===========   ===========

Diluted weighted average shares outstanding...............         9,308         9,849          9,406         8,562
                                                             ===========   ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     --------------------------
                                                                                        1999           1998
                                                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................................... $       923    $       618
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................................       2,627          2,086
     Accounts receivable............................................................     (28,426)       (58,987)
     Merchandise inventories........................................................     (16,005)       (11,246)
     Other assets...................................................................          96         (1,382)
     Accounts payable...............................................................      57,781         78,348
     Other liabilities..............................................................         861          5,803
                                                                                     -----------    -----------
         Net cash provided by operating activities..................................      17,857         15,240
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of property and equipment.................................................      (3,125)        (1,501)
     Payment related to asset purchase of BTG Division..............................           -         (7,826)
     Net proceeds from BTG transaction..............................................         132              -
                                                                                     -----------    -----------
     Net cash used in investing activities..........................................      (2,993)        (9,327)
                                                                                     ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of bank notes, net....................................................     (14,889)        (6,765)
     Proceeds from exercises of stock options and warrants..........................          42            113
                                                                                     -----------    -----------
         Net cash used in financing activities......................................     (14,847)        (6,652)
                                                                                     -----------    -----------

Net increase (decrease) in cash.....................................................          17           (739)
Cash at beginning of period.........................................................          39            856
                                                                                     -----------    -----------

Cash at end of period............................................................... $        56    $       117
                                                                                     ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
         Interest................................................................... $       431    $     1,073
         Income taxes...............................................................           -              2

Supplemental disclosure of non-cash activities:

     The Company entered into a transaction with BTG on February 10, 1999, resulting in the following non-cash activities:

         Treasury stock acquired (600,000 shares at $4.9375 per share).............. $     2,963    $         -
         Option received from BTG to repurchase 1.3 million shares of
             GTSI common stock......................................................       1,944              -
         Reduction in net receivables from BTG......................................      (1,737)             -
         Note payable to BTG........................................................      (2,000)             -
         Assumption of contract warranty liabilities................................      (1,170)             -


     During 1998, the Company issued 15,375 shares of preferred stock in exchange for $12.952 million of inventory and other assets in connection with the acquisition of the BTG Division. The shares of preferred stock were subsequently converted during 1998 to 3.0 million shares of common stock.



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

         New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components, and SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 31, 1997. Accordingly, effective January 1, 1998, the Company adopted SFAS 130 and in accordance therewith, the Company's Comprehensive Income equals reported "Net Income (Loss)." SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997; the Company has determined that through September 30, 1999, it operated as one business segment as defined by SFAS 131. In addition, the Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the federal Government, which under SFAS 131 is considered a single customer.

2.   NOTES PAYABLE TO BANKS

         On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40 million and a one-year credit facility with the other banks in the lending consortium (the "Other Lenders") for an additional $55 million (collectively, the "Credit Facility"). Additionally, on June

27, 1996, the Company executed a separate $10 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"). Interest under the inventory financing facility was accrued at a rate equal to prime plus 3.00% (11.25% at December 31, 1996). On August 23, 1996, the Company and its banks executed Amendment No. 1 to the Credit Facility, which modified certain quarterly financial covenants.

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

         On July 1, 1999, the Company and its banks executed an amendment to the Credit Agreement extending the termination date of the Credit Agreement through the close of business on August 27, 1999. On September 22, 1999, the Company and its banks executed an amendment to the Credit Agreement further extending the termination date of the Credit Agreement through the close of business on October

27, 1999. On October 26, 1999, the Company and its banks executed an amendment to the Credit Agreement extending the termination of the Credit facility through the close of business on November 30, 1999.

         Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At September 30, 1999, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement.

         The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed. At September 30, 1999, the Company had no borrowings against the Credit Facility.

3.   ACQUISITION

         On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc. and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resold computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquired assets consisted primarily of inventory and rights under certain contracts and intangible personal property, along with furniture, fixtures, supplies and equipment. In addition, the Company assumed certain liabilities under specified contracts of BTG as well as certain liabilities arising from the ownership or operation of the acquired assets after the closing. The Company paid at closing $7,325,265 in cash (after a $174,735 adjustment for accrued vacation liability and satisfaction of an outstanding invoice owed by BTG) and issued 15,375 shares, having a liquidation preference of $15,375,000, of a new series of preferred stock designated Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Company paid an additional $500,000 in cash upon the release of liens on certain items of equipment which are part of the acquired assets. A portion of the consideration, $800,000 in cash and 1,538 shares of Series C Preferred Stock, was held under an escrow agreement to secure BTG's indemnification obligations under the Asset Purchase Agreement. Under the Asset Purchase Agreement, BTG was obligated to repay to the Company up to $4,500,000 to the extent that there is a shortfall in the amounts that the Company receives from dispositions of certain inventory acquired.

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

         The following table sets forth the unaudited pro forma results of operations of the Company and the BTG Division for the nine months ended September 30, 1998, assuming the acquisition occurred on January 1, 1998.

                                                                      1998
                                                                 ---------------
         Revenues..............................................  $     473,162

         Net income ...........................................  $         248

         Income (loss) per share...............................  $        0.03

         This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

         On February 10, 1999, the Company entered into subsequent agreements with BTG. The agreements relate to the reacquisition of stock by GTSI from BTG, the terms of certain contracts and the relationship of the parties going forward. Pursuant to the agreements, GTSI reacquired 600,000 shares of its stock from BTG. Of the 600,000 shares, 200,000 were tendered to GTSI at no cost and 400,000 were purchased by GTSI for $5.00 per share, using a three-year, 8% interest bearing note from BTG with the principal to be repaid in three annual installments of $500,000, $500,000 and $1,000,000, respectively. As part of the agreements, GTSI has an exclusive five-year option to purchase the remaining 1.3 million shares of GTSI stock held by BTG for $5.25 per share. Under the February 12, 1998 Asset Purchase Agreement, BTG is precluded from selling any of its holdings, with certain limited exceptions, to a third party for six years without GTSI's prior consent. Under the February 10, 1999 agreement, GTSI must consent to a sale by BTG of their stock to any third party. If GTSI consents to such a sale, BTG is obligated to pay GTSI $0.50 per share on any shares sold by BTG.

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

         The Company also subleases a distribution center in Chattanooga, Tennessee, which expired March 31, 1999 and was renewed for a two-year period with an option to terminate after one year with a termination fee. The facility was leased on a 20,000 square foot basis until March 31, 1999 with the renewal being for 10,000 square feet. The Company also maintains a sales office in Germany and has entered into a lease agreement that extends through December 31, 2000.

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

         The Company's primary strategy is to focus on its core GSA Schedule and IDIQ business, and to compete aggressively on bids in order to win as many contract vehicles as possible under the various purchasing programs available to it in the government market. With these contract vehicles in place, it is then possible for the Company to use its significant product base and marketing knowledge to sell products, which both meet customers' requirements and provide an attractive financial return to the Company.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.


                                                                                                        PERCENTAGE
                                                                                                          CHANGE
                                                                  PERCENTAGE OF SALES             --------------------
                                                            --------------------------------         THREE       NINE
                                                                THREE           NINE                MONTHS      MONTHS
                                                            MONTHS ENDED     MONTHS ENDED            ENDED       ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,          SEP. 30,    SEP. 30,
                                                         --------------------------------------       1998        1998
                                                           1999      1998      1999      1998       TO 1999     TO 1999
                                                         -------   --------  --------  --------    --------    --------

Sales................................................    100.0%    100.0%    100.0%    100.0%         -0.8%        8.5%

Cost of sales........................................     93.1      90.9      92.4      91.0           1.6        10.1
                                                         -----     --------  --------  --------

Gross margin.........................................      6.9       9.1       7.6       9.0         -24.4        -7.5

Operating expenses:

Selling, general and administrative..................      5.3       6.4       7.1       7.9         -18.7         2.5

Depreciation and amortization........................      0.4       0.5       0.5       0.6          -9.4         3.5
                                                         --------  --------  --------  --------

                                                           5.7       6.9       7.6       8.5         -18.0        -2.6

Income (loss) from operations........................      1.2       2.2       0.0       0.4         -44.6      -109.4

Interest (income) expense, net.......................     -0.2       0.2      -0.2       0.3        -201.7      -192.9
                                                         --------  --------  --------  --------

Income before taxes..................................      1.4       2.0       0.2       0.1         -30.6        49.4

Income tax expense...................................      0.0       0.0       0.0       0.0             -           -
                                                         --------  --------  --------  --------
Net income ..........................................      1.4%      2.0%      0.2%      0.1%        -30.6%       49.4%
                                                         ========    ====     =====     =====        =====        ====


      The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:



Sales Category              THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                    ----------------------------------------------       ----------------------------------------------
(Dollars in                   1999                    1998                         1999                     1998
thousands)
                    --------------------- ------------------------       ----------------------------------------------
GSA Schedules       $  83,396      42.9%   $   75,468       38.5%         $188,060       40.1%   $  141,706      32.8%

IDIQ Contracts         83,723      43.0%       97,441       49.7%          217,629       46.4%      223,303      51.7%

Open Market            22,580      11.6%       18,269        9.3%           52,515       11.2%       51,641      12.0%

Other Contracts         4,795       2.5%        4,851        2.5%           10,599        2.3%       15,373       3.6%
                    --------------------- ------------------------       ----------------------------------------------

     Total          $ 194,494     100.0%   $  196,029      100.0%         $468,803      100.0%   $  432,023     100.0%
                    =========     =====    ==========      =====          ========      =====    ==========     =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the third quarter of 1999, sales decreased $1.5 million, or 0.8% from the same period in 1998. A substantial number of orders were received in the last few days of September, which the Company was unable to ship in September. As a result, the backlog of orders at September 30, 1999 was approximately $127.9 million, up $12.4 million or 10.7% compared to the $115.5 million backlog at September 30, 1998. The backlog represents orders received for which product has yet to ship.

         In the third quarter of 1999, sales under GSA Schedule increased $7.9 million or 10.5% compared to the same period in 1998. This increase resulted primarily from increased sales under GSA Schedule-related Blanket Purchase Agreements ("BPAs") over the same quarter last year of approximately $12.3 million or 38.8%. In addition, GSA Schedule B/C sales increased $1.9 million or 4.8%. The growth in BPA sales is primarily attributed to changes in the procurement regulations that allow the Government to purchase products by other means in a quicker and easier manner than was the case in previous years. In addition, the Company restructured fulfillment under its U.S. Treasury TDA-1, TDA-2 and TDA-3 contracts under a single Treasury Commercial BPA. In the third quarter of 1999, the sales under the Company's Treasury Commercial BPA totaled $
7.9 million. TDA-1 and TDA-2, both IDIQ contracts had aggregate sales of $13.2 million for the quarter ended September 30, 1998. Sales under IDIQ contracts for the quarter ended September 30, 1999 decreased $13.7 million or 14.1%. This decrease is primarily a result of the restructuring of the U.S. Treasury TDA-1, TDA-2 and TDA-3 contracts under a Treasury Commercial BPA and lower sales under the U.S. State Department contract of $7.3 million or 61.0%. This decrease was offset by increased sales on the SEWP contract of $14.0 million or 69.6%.

         Gross Margin. Gross margin is sales less cost of goods sold, which includes product purchase cost, freight, warranty maintenance cost and certain other overhead expenses related to the cost of acquiring products. Gross margin percentages vary over time and change significantly depending on the contract vehicle and product involved. The Company's overall gross margin percentages are dependent on the mix and timing of products sold and customer's use of available contract vehicles.

         During the third quarter of 1999, gross margin decreased by approximately $4.4 million or 24.4%. Gross margin as a percentage of sales decreased to 6.9% from 9.1% in the third quarter of 1998. The decrease in gross margin is partially attributable to a shift in the mix of contracts being used by customers to purchase products and services. Several large contracts won earlier this year are still in the start-up phase and they are not yet producing the revenue or the gross margins that typically are achieved as such contracts mature. Gross margin in the quarter was also reduced by approximately 0.7 percentage point related to losses on the sale of inventory returned by customers. The Company has traditionally been somewhat liberal in allowing customers to return equipment in an effort to provide superior customer service. In addition, intense competition has continued to put pressure on the Company's margins. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

         Operating Expenses. Total selling, general and administrative expenses for the three months ended September 30, 1999 decreased $2.4 million, or 18.0%, from the same period in 1998. The reduction in operating expense is primarily due to decreased bad debt expense as well as an increase in vendor marketing development funds earned. Expressed as a percentage of total sales, total selling, general and administrative expenses decreased to 5.7% from 6.9%, reflecting the Company's ability to utilize existing facilities and personnel more effectively.

         Interest Expense. The approximate $710,000, or 201.7%, positive change in net interest expense in the third quarter of 1999 was due primarily due to decreased average borrowings as well as an increase in the collection of interest on late customer payments.

         Income Tax. No tax benefit was recognized with respect the Company's operating income in the first nine months of 1999 as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Sales. For the first nine months of 1999, sales increased $36.8 million, or 8.5%, from the same period in 1998. This increase resulted primarily from higher sales under GSA Schedule-related BPAs over the same period of approximately of $49.9 million or 81.9%. Open market sales also increased $874,000, or 1.7%. In addition, the Company restructured fulfillment under its U.S. Treasury TDA-1, TDA-2 and TDA-3 contracts under a single Treasury Commercial BPA. For the first nine months of 1999, the sales under the Company's Treasury Commercial BPA totaled $12.2 million. TDA-1 and TDA-2, both IDIQ contracts had aggregate sales of $32.9 million for the same period in 1998.

         Net sales under IDIQ contracts decreased $5.7 million or 2.5% during the first nine months of 1999 compared to the same period in 1998. The decrease is primarily a result of lower sales under the U.S. State Department contract of $12.7 million, or 44.4%, offset by increases in sales under the Government-wide SEWP II contract and NIH ECS II contract of $12.0 million, or 42.8%, and $4.0 million, or 14.7%, respectively.

         For the nine months ended September 30, 1999, sales of Hewlett-Packard, Microsoft, Panasonic, Sun and Compaq products comprise a substantial portion of the Company's business. During that period, sales from those vendors increased $54.6 million or 22.4% compared to the same period in 1998.

         Gross Margin. Gross margin for the first nine months of 1999 decreased by approximately $2.9 million, or 7.5%. Gross margin as a percentage of sales decreased to 7.6% from 9.0%. In 1998, the gross margin was impacted by a one-time inventory adjustment of approximately $2.2 million resulting from a June physical inventory valuation. Removal of this inventory adjustment results in a pro forma gross margin of 8.5% for the first nine months of 1998. Gross margins decreased the first nine months of 1999 as a result of higher initial costs in the infancy stage of various contracts the Company successfully won in 1999. Gross margin in the current nine-month period was also reduced by approximately 0.8 of a percentage point related to losses on the sale of inventory returned by customers. In addition, intense competition has continued to put pressure on the Company's margins. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

         Operating Expenses. Total selling, general and administrative expenses for the nine months ended September 30, 1999 decreased $949,000, or 2.6%, from the same period in 1998. The reduction in operating expense is primarily due to increased vendor marketing development funds being earned as well as a $1.1 million reduction in bad debt expense. The reduction in bad debt expense results primarily from improved collection activities. The reductions in operating expense were partially offset by a $2.6 million, or 10.1%, increase in personnel expense. Expressed as a percentage of total sales, selling, general and administrative expenses decreased to 7.7% from 8.5%, reflecting the Company's growth in sales requiring with relatively fewer additional infrastructure expenses, as existing facilities and personnel are utilized more effectively.

         Interest Expense. For the nine months ended September 30, 1999, interest income increased $1.1 million and interest expense decreased $1.1 million, or 76.6%, compared with the same period in 1998. The changes are primarily due to reduced average borrowings and the investment of positive cash balances. In addition, during the first nine months of 1999, the Company utilized more prompt payment discounts as compared to the same period in 1998.

         Income Tax. No tax benefit was recognized with respect the Company's operating income in the first nine months of 1999 as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1999, the Company's operating activities provided $17.9 million of cashflow, compared to $15.2 million for the same period in 1998. The increase from year to year relates primarily to the Company's increased sales volume and increased accounts payable offset by decreased Accounts receivable and merchandise inventories. Accounts payable increased as a result of increased purchases in anticipation of the 1999 third quarter sales.

         Investing activities used cash of approximately $3.0 million during the nine months ended September 30, 1999 compared to $9.3 million for the same period in 1998 which included $7.8 million related to the purchase of the BTG Division.

         During the nine months ended September 30, 1999, the Company's financing activities used cash of approximately $14.8 million, primarily related to payments under the Company's bank notes. At September 30, 1999, the Company had approximately $72.8 million available for borrowing under its credit facility.

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

         On July 1, 1999, the Company and its banks executed an amendment to the Credit Agreement extending the termination date of the Credit Agreement through the close of business on August 27, 1999. On September 22, 1999, the Company and its banks executed an amendment to the Credit Agreement further extending the termination date of the Credit Agreement through the close of business on October 27, 1999. On October 26, 1999, the Company and its banks executed an amendment to the Credit Agreement extending the termination of the Credit facility through the close of business on November 30, 1999.

         Borrowing is limited to 80% of eligible accounts receivable. The Credit Facility is substantially secured by all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At September 30, 1999, the Company was in compliance with all quarterly financial covenants set forth in the Credit Agreement.

         The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed. At September 30, 1999, the Company had no borrowings against the Credit Facility.

YEAR 2000

         Impact of Year 2000. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is complex, as certain computer operations will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computers systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Assessments of the potential effects of the Year 2000 issue vary markedly among different companies, governments, consultants and economists, and it is not possible to predict what the actual impact may be. Given this uncertainty, the Company recognizes the need to remain vigilant and is continuing its analysis, assessment and planning for the various Year 2000 issues, across the entire business.

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

         With respect to its internal information technology systems, the Company has conducted an inventory of a substantial majority of its central systems for Year 2000 compliance. The most significant risk faced by the Company is the Just-In-Time ("JIT") application, the Company's key enterprise operations system. The Company completed JIT Year 2000 conversion and testing in early 1999. The Company believes that it has completed remedy plans for its material information technology systems. In addition, the Company currently is reviewing, and implementing remediation plans for, its other non-critical internal information technology systems. With respect to the Company's non-information technology systems, the Company moved its headquarters to a new location during the end of 1998. All systems in the new facility are Year 2000 compliant.

         The Company has begun to assess the potential for Year 2000 problems with the information systems of its customers and vendors. The Company sent questionnaires to the primary product vendors with which the Company has a material relationship, and received responses from the majority of its primary product vendors. As a result of the survey, the Company has determined that its major vendor partners are substantially ready for Year 2000. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties. The Company's primary customer is the Federal Government. Various departments in the Federal Government have achieved different degrees of readiness regarding Year 2000 compliance.

         Costs to Address Year 2000 Issues. The Company has reevaluated its estimate of the aggregate cost associated with becoming Year 2000 compliant, based upon certain of such costs being reclassified as capital expenses. The Company presently estimates its Year 2000-related costs to be approximately $250,000, approximately $185,000 of which has been incurred. Any external and internal costs specifically associated with modifying internal-use software for the Year 2000 will be charged to expense as incurred in accordance with the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." The costs associated with the replacement of computerized systems, hardware or equipment will be capitalized and are included in the above estimate. These costs do not include any costs associated with the implementation of contingency plans.

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

         Risks to the Company. The Government includes certain Year 2000 warranty clauses in its contracts, which the Company executes. The Company strives to pass the Government contract clauses on to its product vendors, however, in some instances vendors refuse to accept such clauses. There can be no assurance that the Company will not be materially adversely affected if the Government were to enforce these clauses and the Company did not have corresponding protection from such vendors. In addition, it is unknown how Government and other customer spending patterns may be impacted by Year 2000 issues. As customers focus on preparing their business for the Year 2000, information technology budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. It appears that certain government agencies have modified spending patterns as a result of Year 2000 issues. The Year 2000 presents a number of other risks and uncertainties that could affect the Company, including utilities failures and competition for personnel skilled in the resolution of Year 2000 issues.

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

         Inapplicable.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - Inapplicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Inapplicable.

ITEM 5.  OTHER INFORMATION - Inapplicable.

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

                                  Date:  November 15, 1999

                                  GOVERNMENT TECHNOLOGY SERVICES, INC.

                                  By:   /s/ DENDY YOUNG
                                        -------------------------------------
                                        Dendy Young
                                        Chairman and Chief Executive Officer

                                  By:   /s/ ROBERT D. RUSSELL
                                        -------------------------------------
                                        Robert D. Russell
                                        Senior Vice President and Chief
                                        Financial Officer