Form 10-K
period 1999-12-31
GOVERNMENT TECHNOLOGY SERVICES INC
filed 2000-03-30
CIK 850483

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                             ----------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999         COMMISSION FILE NO. 0-19394

                      GOVERNMENT TECHNOLOGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             54-1248422
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

            3901 STONECROFT BOULEVARD, CHANTILLY, VIRGINIA 20151-0808
              (Address of principal executive offices)     (Zip Code)

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

                           YES [X]      NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 1, 2000, as reported on The Nasdaq Stock Market, was $41,557.694.

     The number of shares outstanding of the registrant's Common Stock on March 1, 2000, was 9,235,043.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.          BUSINESS.

THE COMPANY

     Government Technology Services, Inc. ("GTSI)" or the "Company") is a leading business to Government marketer (B2G) of microcomputer and Unix workstation hardware, software and networking products to the Federal government market. (Unless the context indicates otherwise, all references herein to the capitalized term "Government" shall refer to the U.S. Federal Government, and all references herein to the non-capitalized term "government" shall refer generally to any federal, state or municipal government.) The Company was incorporated in Nevada in 1983 and reincorporated in Delaware in 1986. On August 16, 1994, the Company purchased Falcon Microsystems, Inc. ("Falcon"), which was a leading reseller of Apple Computer, Inc. ("Apple") products to the Government for the ten years prior to its acquisition. The acquisition was part of the Company's corporate strategy to expand and build upon its presence in the Federal, state and local government markets. (Unless the context indicates otherwise, all references below to "GTSI" or the "Company" for periods after August 16, 1994, shall refer to Government Technology Services, Inc. and Falcon.)

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

     On February 10, 1999, the Company entered into subsequent agreements with BTG. The agreements relate to the reacquisition of stock by GTSI from BTG, the terms of certain contracts and the relationship of the parties going forward. Pursuant to the agreements, GTSI reacquired 600,000 shares of its stock from BTG. Of the 600,000 shares, 200,000 were tendered to GTSI at no cost and 400,000 were purchased by GTSI for $5.00 per share, in exchange for a three-year, 8% interest bearing note from BTG with the principal due in three annual installments of $500,000, $500,000 and $1,000,000, respectively. As part of the agreements, GTSI has an exclusive five-year option to purchase the remaining 1.3 million shares of GTSI stock held by BTG for $5.25 per share. Under the February 12, 1998 Asset Purchase Agreement, BTG is precluded from selling any of its holdings, with certain limited exceptions, to a third party for six years without GTSI's prior consent. Under the February 10, 1999 agreement, GTSI must consent to a sale by BTG of their stock to any third party. If GTSI consents to such a sale, BTG is obligated to pay GTSI $0.50 per share on any shares sold by BTG.

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

     GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation solutions through its broad selection of popular products and services at competitive prices. The Company specializes in understanding both the various information technology needs and the procurement processes of Government customers. GTSI sells to most departments and agencies of the Government, state governments and systems integrators and prime contractors selling to the government market. In 1999, GTSI's sales directly to Government agencies, to prime contractors for resale to Government agencies and to state and local government agencies accounted for 90%, 8% and 2% of sales, respectively.

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

     GTSI currently offers access to approximately 150,000 information technology products from approximately 2,100 manufacturers, including Hewlett-Packard Company ("Hewlett-Packard"), Microsoft Corporation ("Microsoft"), Compaq Computer Corporation ("Compaq"), Panasonic Personal Computer Company (a division of Matsushita Electric Corporation of America), CISCO Systems Incorporated ("CISCO"), Sun Microsystems, Inc. ("Sun"), Apple Computer, Inc., Toshiba America Information Systems, Inc. ("Toshiba") and International Business Machines Corp.("IBM"). The Company provides its vendors with a low-cost marketing and distribution channel to the many end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

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

     Focus on Office Automation Products. GTSI focused initially on the rapidly growing market for microcomputer applications software and expanded successively into the complementary office automation market segments of peripherals, microcomputers and networking products, including LANs. The Company continued this product strategy by expanding its product line in early 1992 to include hardware, software and services for RISC-based Unix workstations manufactured by Sun and in 1993 to include the full line of products manufactured by Apple. In 1996, GTSI began focusing on internet and intranet products and services and entered into an agreement with Hewlett-Packard to add their Unix-Based server products. In 1998, GTSI began offering a full range of seat management services to Government agencies. These services include project management, help desk support, local area network management support, basic hardware support, continuous training support, asset management, information technology planning as well as technical assessment and evaluation. In future years, the

Company intends to add other complementary office automation products and expanded systems integration services.

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

THE GOVERNMENT PROCUREMENT PROCESS

     The Company's 1999 revenues were derived primarily from sales directly to departments and agencies of the government and to prime contractors reselling to the government market. The Company achieves these sales primarily through contracts with the government and through open market sales. Company contracts with the government include GSA schedule contracts and indefinite dealing/indefinite quantity contracts.

     GSA SCHEDULE CONTRACTS

     In 1996, GTSI held four GSA Schedule contracts: Schedule A, Schedule B/C,
Schedule 58 Parts VI and VII, and Schedule E. Schedule A included general purpose commercial automatic data processing equipment and software including workstations and connected peripherals equipment. Schedule B/C included general-purpose automatic data processing equipment (end-user computers, normally microcomputers and related software) for office use environment.
Schedule 59 Part VI and VII was for telecommunications products, and Schedule E was for electronic commerce and services. On November 26, 1997 GSA combined the four schedules under the terms of the B/C Schedule Contract and the B/C Schedule Contract became the Information Technology ("IT") Schedule. Products offered under the IT Schedule Contract include workstations, desktops, laptops, notebooks, servers, laser printer, color printers, scanners, monitors, modems, hard drives, memory, networking products, facsimile products, internet and intranet products, video teleconferencing, maintenance, training and services. GTSI's IT schedule is set to expire on March 31, 2002. In August 1998, GTSI was awarded GSA Schedule 36.

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

     BLANKET PURCHASE AGREEMENTS

     Historically, the Company has held hundreds of BPA's with federal agencies. A BPA is a simplified but non-mandatory, fixed price, IDIQ contract for the Government to purchase products, usually by establishing charge accounts with qualified sources. Agencies typically enter into BPA's for similar products with several companies. BPA's generally include a list of products at established prices, individual purchase limits for authorized purchasers, and other pre-negotiated terms and conditions. Purchases under BPA's are often paid for with a Government-issued credit card.

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

     OPEN MARKET

     Many microcomputer and workstation products may also be resold by GTSI through open market procurements. These procurements are separate and apart from GSA Schedules or formal competitive bids, and include simplified acquisition procedures, requests for quotes, invitations for bids and requests for proposals. The Company is on most Government bid lists relevant to its product offerings and responds with proposals to hundreds of such bid solicitations each year. When awarding contracts, the Company's customers often evaluate, in addition to price, which is typically the most important factor, a number of other factors, such as the vendor's experience, performance record, service, support and financial strength. Unless purchasing electronically, Government agencies procuring products not on a Schedule or other contract vehicle must typically publicize their procurements with a value in excess of $25,000 to allow competitors to submit price quotes. The Company also sells to Government prime contractors, including systems integrators, typically through open market procurements. As a result of recent legislative changes, the Government is encouraged to make purchases under $2,500 by credit card and often without competition. In 1996, GTSI initiated a catalog offering for sales of microcomputer products. Many of these products offered for sale are for less than $2,500 and are available via credit card purchases. GTSI discontinued its catalog at the end of 1998, and replaced it with an expanded website.

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

     Under applicable Government regulations GTSI qualified as a "small business" under several of the contracts it held during 1999 by virtue of it being a non-manufacturing entity with a rolling average over the prior 12 months of 500 or fewer employees at the time of contract award. As a small business, GTSI enjoyed a number of significant benefits, including being able to: compete for designated small business set-aside contracts; bid pursuant to preferential small purchase procedures for open market purchases under $100,000 directed to non-manufacturer small businesses; qualify as a small business subcontractor to prime contractors on contracts over $500,000 in which the prime contractor must submit to the Government a small business subcontracting plan; offer Government agencies the advantage of having their purchases from GTSI count toward fulfilling their internal small purchase goals; and avoid having to establish small business subcontracting plans in order to compete for certain large Government contracts.

     As a result of the acquisition of the BTG Division in February 1998, GTSI no longer qualifies as a small business for contract awards after February, 1998. Although most government contracts entered into before the BTG Division acquisition will not be affected by this change, the Company cannot predict the effect, if any, of this change on its operations. GTSI has a number of possible actions available to it to seek to mitigate an adverse impact to GTSI of the future loss of its small business status, including the following: increasing sales through the large number of Government contracts which are not subject to small purchase procedures; aggressively implementing GTSI's low-cost, one-stop shop strategy to economically encourage customers to continue to place orders with GTSI; expanding its sales to prime contractors qualifying as small or minority-owned businesses; and increasing its sales to state and other markets not subject to Government small business regulations. Currently, GTSI cannot precisely quantify the extent of the impact, if any, on its future results from a loss of its small business status.

     Noncompliance with Government procurement regulations or contract provisions could result in termination of Government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the Government and even civil or criminal liability. During the term of any suspension or debarment by any Government agency, the contractor could be prohibited from competing for, or being awarded any contract by any Government agency. In addition, virtually all of the Company's Government contracts are terminable at any time at the convenience of the Government or upon default. Upon termination of a Government contract for default, the Government may also seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The effect of any of these possible Government actions or the adoption of new or modified procurement regulations or practices could adversely affect the Company.

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

     The industry in which the Company conducts its business, as well as the geographic location of the Company's headquarters near the nation's capitol and the concomitant density of high technology companies headquartered nearby, results in a limited pool of qualified employees. Although the Company believes that its compensation and benefits are competitive, such competition and geography may from time to time impact the Company's ability to attract and retain a competent and productive workforce.

PRODUCTS

     The Company currently offers access to approximately 150,000 information technology products from approximately 2,100 hardware and software vendors. The Company continuously monitors sales of existing and newly introduced products to ensure that it carries state-of-the-art technology products.

     Hardware. The Company currently resells microcomputers from major brand name manufacturers, including Hewlett-Packard, Panasonic, Compaq, Sun, Apple, and IBM and peripherals from major brand name manufacturers, including Hewlett-Packard, Tektronix, Sony, Iomega, Panasonic and Kodak. The Company began selling RISC-based Unix workstations manufactured by Sun in 1992. In 1993, the Company began selling the full line of products manufactured by Apple. Peripherals carried by the Company include disk drives, CD-ROM drives, printers, video display monitors, plug-in circuit boards, modems and related products. GTSI's LAN hardware products are supplemented by the Company's LAN services, which include assisting customers in selecting, configuring, installing and maintaining LANs.

     Software. The Company carries microcomputer software from virtually every leading MS-DOS and Windows microcomputer software vendor, as well as Sun workstation and Apple software from a number of leading software publishers. The Company sells packaged application software or licenses therefore, including word processing, database management, spreadsheet and graphics programs, for use on IBM, IBM-compatible microcomputers, Apple and Apple-compatible microcomputers, and on Sun and Hewlett-Packard Unix workstations, also specializes in complex software and service solutions such as customer relationship management, call center automation. Linux, and information assurance. The Company's software vendors include Microsoft, Adobe, Siebel Systems, Microstrategy.com, Avesta Technologies, Red Hat, Symantec IBM/Lotus, Informix, Corel, and Visio. GTSI also sells networking software, including Citrex and Novell products.

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

     The Company publicly introduced its web site, GTSI Online (http:\\www.gtsi.com), on the world wide web in early 1995. In 1997 and 1998, the website provided access to certain product, contract and Company information. In the first quarter of 1999, the Company introduced its third generation website which consists of two sections. First, there is the electronic shopping section of the website that includes a smart shopping cart feature allowing the buyer to save and manage multiple shopping carts, a smart check-out feature which stores products from multiple contracts into a single shopping cart that are automatically split (with appropriate surcharges) upon check-out, and a smart quote feature which allows buyers to save, manage and e-mail multiple price quotes. Second, the site includes an information portal section that is designed to meet the information needs of the Government customer.

VENDOR RELATIONSHIPS

     In order to offer its customers a centralized source for their microcomputer and workstation needs, the Company establishes and maintains relationships with key vendors and offers them a number of profitable opportunities to expand their sales to the government market, including:

               - Access to the government market through a significant number of diverse contract vehicles;

               - Substantial relief from the cost of compliance with procurement regulations involved in selling directly to the government market;

               - Lower operating costs related to reduction or elimination of selling and marketing programs, and elimination of non-commercial billing and collection costs related to the government market; and

               - Participation in value-added services, including numerous government-specific marketing programs and end-user technical support.

     The terms of the Company's agreements with its vendors vary widely, but typically permit the Company to purchase product for resale to at least the government market. Virtually none of the Company's vendor agreements requires the Company to purchase any specified quantities of product. The Company typically requires vendors acting as suppliers to GTSI under its term Government contracts to provide GTSI with supply and price protection for the duration of such contracts. Other than supply agreements under term Government contracts, the Company's vendor agreements are typically terminable by the vendor on short notice, at will or immediately upon default by GTSI and may contain limitations on vendor liability. These vendor agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits, for a restocking fee up to 10% and/or in exchange for other products of such vendor. The Company also purchases some products from independent distributors.

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

CUSTOMERS

     The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 1999, the Company sold products or services to thousands of different customers, including to most agencies and major departments of the

Government, to many state governments and to hundreds of prime contractors. Although no single customer accounted for greater than 5% of the Company's 1999 sales, aggregate 1999 sales to the Government's Departments of the Army, Navy and Air Force were 25.6.%, 12.4% and 10.4%, respectively, of GTSI's 1999 sales.

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

BACKLOG

     At February 29, 2000, and December 31, 1999, the Company's total backlog of orders was approximately $55.0 million and $54.9 million, respectively, as compared with approximately $53.4 million and $59.7 million at February 28, 1999, and December 31, 1998, respectively. Total backlog consists of written purchase orders received and accepted by GTSI but not yet shipped. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and the periodic inventory shortages resulting from constrained products.

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

COMPETITION

     The government microcomputer and workstation market is intensely competitive and subject to rapid change. GTSI competes with certain leading microcomputer and/or workstation hardware manufacturers, which sell to the government market directly and/or through representatives other than the Company, and with a number of systems integrators, government and commercial resellers and commercial computer retail chains, distributors and VARs (including companies qualifying as minority-owned, disadvantaged or small businesses under applicable Government regulations) seeking to enter or expand their presence in the government market. In 1999, certain manufacturers selling directly to the Government have gained market share in the GSA schedule market. A number of GTSI's existing and potential competitors have greater financial, sales, marketing and technological resources than the Company.

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

EMPLOYEES

     At March 3, 2000, the Company had 521 employees, including 264 in sales, marketing and contract management; 153 in operations; and 104 in executive, finance, information technology, human resources and legal. None of the Company's employees is represented by a labor union, and the Company has experienced no labor-related work stoppages.

ITEM 2.  PROPERTIES.

         The Company's executive offices are located in an approximately 100,500-square foot facility in Chantilly, Virginia under a lease expiring in November 2009, with one five-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000-square foot facility under a lease expiring in December 2006. The Company also has a branch sales office occupying 139 square meters in Mannheim, Germany. The Company also subleases a 20,000 square foot distribution center in Chattanooga, Tennessee under a sublease, which expires on March 31, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock Data. The Company's common stock trades on The Nasdaq Stock Market under the symbol "GTSI." As of December 31, 1999, there were 178 record holders of the Company's common stock. As of March 20, 2000, there were 179 record holders and approximately 1,500 beneficial holders of the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock.

                              -----------------------------------------------
                                        1999                    1998
                              -----------------------------------------------

                 Quarter          High        Low         High         Low
                -------------------------------------------------------------
                 First         $ 5  1/4   $ 3 3/16     $ 5 7/8      $ 4  3/4
                -------------------------------------------------------------
                 Second        $ 4  1/4   $ 3 1/8      $ 5 7/16     $ 4  3/8
                -------------------------------------------------------------
                 Third         $ 4  1/4   $ 3 1/8      $ 5 3/16     $ 3  3/4
                -------------------------------------------------------------
                 Fourth        $ 3  3/4   $ 2 7/16     $ 5 1/2      $ 2  1/2
                -------------------------------------------------------------

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

     Annual Meeting. The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Tuesday, May 16, 2000, at the Company's headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data for the three years ended December 31, 1999, 1998 and 1997 are derived from, and are qualified in their entirety by reference to, the Company's audited Financial Statements and Notes thereto included elsewhere in this Form 10-K. The December 31, 1999, 1998 and 1997 Financial Statements of the Company have been audited by Arthur Andersen LLP, independent accountants, as indicated in their report, which is also included elsewhere in this Form 10-K. The selected financial data for all other periods are derived from audited financial statements of the Company, which are not included in this Form 10-K.

(In thousands, except per share amounts)                                Twelve months ended December 31,
                                                     1999             1998            1997           1996 (1)         1995 (2)
                                                  ---------        ---------       ---------        ---------        ---------
INCOME STATEMENT DATA:
Sales                                              $668,488         $605,884        $486,377         $491,642         $526,962
Cost of sales                                       618,381          554,247         450,454          458,510          488,348
                                                  ---------        ---------       ---------        ---------        ---------
Gross margin                                         50,107           51,637          35,923           33,132           38,614
                                                  ---------        ---------       ---------        ---------        ---------
Operating expense:

     Selling, general and administrative             44,931           44,660          36,940           38,008           39,645
     Depreciation and amortization                    3,584            3,661           3,539           13,456            3,090
     Restructuring charges                                -                -               -                -            2,953
                                                  ---------        ---------       ---------        ---------        ---------
Total operating expenses                             48,515           48,321          40,479           51,464           45,688
                                                  ---------        ---------       ---------        ---------        ---------
Income (loss) from operations                         1,592            3,316          (4,556)         (18,332)          (7,074)
Interest (income) expense, net                       (1,090)             977             548            1,537            4,538
                                                  ---------        ---------       ---------        ---------        ---------

Income (loss) before taxes                            2,682            2,339          (5,104)         (19,869)         (11,612)
Income tax provision (benefit)                            -                -               -           (2,031)          (4,435)
                                                  ---------        ---------       ---------        ---------        ---------
Net income (loss)                                  $  2,682         $  2,339        $ (5,104)        $(17,838)        $ (7,177)
                                                  =========        =========       =========        =========        =========
Earnings (loss) per share (basic)                  $   0.29         $   0.27        $  (0.76)        $  (2.67)        $  (1.09)
                                                  =========        =========       =========        =========        =========
Earnings (loss) per share (diluted)                $   0.29         $   0.26        $  (0.76)        $  (2.67)        $  (1.09)
                                                  =========        =========       =========        =========        =========
Weighted average number of common and
Common equivalent shares outstanding (basic)          9,271            8,700           6,733            6,690            6,604
                                                  =========        =========       =========        =========        =========
Weighted average number of common and
Common equivalent shares outstanding (diluted)        9,314            8,909           6,733            6,690            6,604
                                                  =========        =========       =========        =========        =========

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

(In thousands)                                                 December 31,
                                   1999           1998          1997           1996           1995
                                 ----------     -----------   ----------    -----------     ----------
BALANCE SHEET DATA:
Working capital                  $   44,350     $  42,206     $  30,860      $ 34,599      $  45,597
Total assets                        186,333       161,090       137,464       141,001        197,318
Notes payable to banks                9,479        14,889        21,569        15,828         56,496
Total liabilities                   133,137       105,766        97,590        96,153        134,841
Stockholders' equity                 53,196        55,324        39,874        44,848         62,477

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

OVERVIEW

     Government Technology Services, Inc. ("GTSI" or the "Company") is a leading business to Government marketer (B2G) of microcomputer and Unix workstation hardware, software and networking products to the Federal government market. The Company currently offers access to over 150,000 information technology products from more than 2,100 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

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

     The Company's primary strategy is to focus on its core GSA Schedule and IDIQ business and to compete aggressively on bids in order to win as many contract vehicles as possible under the various purchasing programs available to it in the government market. With these contract vehicles in place, it is then possible for the Company to use its significant product base and marketing knowledge to sell products which meet customers' requirements.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentages that selected items within the income statement bear to sales, and the annual percentage changes in the dollar amounts of such items.

                                                 Percentage of Sales                 Percentage Change
                                            ---------------------------------    --------------------------
                                              Years Ended December 31,           Years Ended December 31,
                                            ---------------------------------    --------------------------
                                              1999         1998        1997      1998 to 1999  1997 to 1998
                                            --------    ---------    --------    ------------  ------------
INCOME STATEMENT DATA:
Sales                                         100.0%      100.0%       100.0%           10.3%         24.6%
Cost of sales                                  92.5%       91.5%        92.6%           11.6%         23.0%
                                            --------    ---------    --------
Gross margin                                    7.5%        8.5%         7.4%          (3.0)%         43.7%
Operating expense:

     Selling, general and administrative        6.8%        7.4%         7.6%            0.6%         20.9%
     Depreciation and amortization              0.5%        0.6%         0.7%          (2.1)%          3.4%
                                            --------    ---------    --------
Total operating expenses                        7.3%        8.0%         8.3%            0.4%         19.4%
                                            --------    ---------    --------
Income (loss) from operations                   0.2%        0.6%       (0.9)%         (52.0)%      (172.8)%
Interest (income) expense, net                (0.2)%        0.1%         0.1%        (211.6)%         78.3%
                                            --------    ---------    --------
Income (loss) before taxes                      0.4%        0.5%       (1.0)%           14.7%      (145.8)%
Income tax provision                              -           -            -                -             -
                                            --------    ---------    --------
Net income (loss)                               0.4%        0.5%       (1.0)%           14.7%      (145.8)%
                                            ========    =========    ========


     The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

PRODUCT CATEGORY                                 Years Ended December 31,
(Dollars in millions)     -------------------------------------------------------------------------
                                  1999                      1998                     1997
                          ----------------------  -----------------------  ------------------------
Hardware                  $514.4           76.9%    $ 474.7         78.3%     $ 430.1         88.5%
Software                   131.6           19.7%       94.6         15.6%        55.1         11.3%
Services                    22.5            3.4%       36.6          6.1%         1.2          0.2%
                          ------   -------------  ---------   -----------  ----------   -----------
  Total                   $668.5          100.0%    $ 605.9        100.0%     $ 486.4        100.0%
                          ======   =============  =========   ===========  ==========   ===========


CONTRACT VEHICLES                                Years Ended December 31,
(Dollars in millions)     -------------------------------------------------------------------------
                                  1999                      1998                     1997
                          ----------------------  -----------------------  ------------------------
GSA Schedules             $268.3           40.1%    $ 199.8         33.0%    $  208.8         42.9%
IDIQ Contracts             308.5           46.2%      319.3         52.7%       148.6         30.6%
Open Market                 76.8           11.5%       68.6         11.3%       107.3         22.1%
Other Contracts             14.9            2.2%       18.2          3.0%        21.7          4.4%
                          ------   -------------  ---------   -----------  ----------   -----------
  Total                   $668.5          100.0%    $ 605.9        100.0%    $  486.4        100.0%
                          ======   =============  =========   ===========  ==========   ===========

VENDOR CATEGORY                                 Years Ended December 31,
(Dollars in millions)      --------------------------------------------------------------------------
                                    1999                       1998                      1997
                           ----------------------  -----------------------  -------------------------

Hewlett-Packard            $ 166.4          24.9%     $ 138.1        22.8%      $ 105.6        21.7%
Microsoft                     83.7          12.5%        68.3        11.3%         46.8         9.6%
Panasonic                     68.5          10.2%        53.4         8.8%         53.8        11.1%
Compaq                        51.6           7.7%        62.9        10.4%         54.2        11.1%
SUN                           47.5           7.1%        20.3         3.3%         21.4         4.4%
Cisco                         34.0           5.1%        30.0         5.0%          3.9         0.8%
Everex                        15.0           2.3%        27.2         4.5%         14.6         3.0%
Dell                          11.3           1.7%        16.5         2.7%          8.0         1.6%
Toshiba                       11.1           1.7%        14.1         2.3%         14.4         3.0%
Other                        179.4          26.8%       175.1        28.9%        163.7        33.7%
                           -------  -------------  ----------  -----------  -----------  ------------
  Total                    $ 668.5         100.0%     $ 605.9       100.0%      $ 486.4       100.0%
                           -------  -------------  ----------  -----------  -----------  ------------

1999 COMPARED WITH 1998

     Sales. Sales consist of revenues from product shipments and services rendered, net of allowances for customer returns and credits. Net sales in 1999 increased $62.6 million, or 10.3% over 1998. The primary reason for the increase was higher sales under the Company's GSA schedules and Open Market sales of approximately $68.5 million, or 34.3%, and $8.2 million, or 12.0%, respectively. The increase is partially offset by lower sales under indefinite-delivery/indefinite-quantity ("IDIQ") contracts of approximately $10.8 million, or 3.4%, and lower sales on other contracts of $3.3 million, or 18.1%. The decline in IDIQ sales is primarily attributable to the replacement of the TDA-1 IDIQ contract sales of $27.6 million in 1998 with the TDA BPA agreement sales of $25.4 million in 1999. In 1996, GSA expressly authorized agencies to procure from GSA schedule holders under BPA's which incorporate many terms and conditions of the GSA schedule contracts. Additionally, BPA's offer many of the same products as GSA schedules, often at lower prices than available on GSA schedules. In response to GSA's authorization, the Company has increased its emphasis on BPA's.

Sales under GSA contracts increased primarily as a result of TDA Bridge BPA sales of $25.4 million, which replaced the expired 1998 TDA-1 IDIQ contract. Additional increases result from increased sales under the Army Microsoft Upgrade BPA contract of $20.2 million; and increased sales under the Enhanced Technology contract of $9.4 million resulting from a full year effect of this contract which was awarded in April, 1998; and increased overall emphasis on BPA's.

     Total booked backlog at December 31, 1999 was approximately $54.9 million compared to $59.7 million at December 31, 1998. Total booked backlog was $55.0 million at February 29, 2000, up 1.6 million or 3.0% compared to February 28, 1999. Booked backlog represents orders received but product has yet to ship.

     Gross Margin. In 1999, gross margin decreased in absolute dollars by $1.5 million, or 3.0%, and decreased as a percentage of sales to 7.5% from 8.5%, when compared to 1998. Margins in 1999 were affected by a combination of the replacement of several existing contracts by competitive wins and continued downward pressure on personal computer margins. Although the gross margin in 1999 is below the gross margin in 1998, the gross margin in 1998 included the beneficial effect of a one-time $2.2 million inventory valuation adjustment. Removal of this inventory adjustment results in a pro-forma gross margin of 8.2% for 1998.

     Operating Expenses. Total operating expenses for 1999 increased $194,000, or 0.4%, compared to 1998, but as a percentage of sales, operating expenses decreased to 7.3% from 8.0%. Operating expenses, at $48.5 million in 1999, were relatively equal with operating expenses of $48.3 in 1998. Although total operating expenses were relatively flat compared to 1998, personnel costs increased by $3.5 million, or 12.5% due to expanded sales and program management and support coverage due to the acquisition of new contract vehicles as well as an emphasis on revenue growth. This increase was substantially offset by reductions in advertising, consulting, and rent. Advertising expense was reduced by $2.1 million, or 33.4%, compared to 1998 primarily related to the Company's discontinued catalog business along with the better management of show related costs. Consultant expense was reduced by $907,000, or 40.8%, in transitioning functions internally to Company personnel. Rent expense was reduced $650,000, or 54.2% due to better negotiated lease terms related to the Company's move to its new headquarters in November of 1998.

     Interest Expense. Net interest expense is the amount of interest expense on borrowings offset by interest income and prompt payment discounts. Net interest expense decreased by $2.1 million, or 211.6 % in 1999 compared to 1998. The Company utilized more prompt payment discounts and reduced average borrowings as compared to the same period in 1998. The reduced average borrowing was primarily due to improved cash flow from the increased collections emphasis on aged accounts receivables. Average days sales outstanding ("DSO") decreased 5 days to 47 in 1999 from 52 in 1998. Average borrowing was also reduced by the increase of credit card sales which allows for the immediate collection of invoices.

     Income Taxes. No provision for income tax has been recognized with respect to the Company's income from operations for 1999 due to the reversal of tax valuation allowance that fully offset the Company's current tax expenses for 1999.

1998 COMPARED WITH 1997

     Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. During 1998, net sales increased $119.5 million, or 24.6% over 1997. The primary reason for the increase was higher sales under the Company's IDIQ contracts of approximately $170.7 million, or 115%. The increase in IDIQ contracts was partially offset by decreased GSA schedule sales and Open Market sales of approximately $9.0 million, or 4.3% and $38.7 million, or 36.1%, respectively. Management believes that the decline in Open Market sales is primarily attributable to recent changes in the procurement regulations that allow the Government to purchase products by other means (e.g. GSA schedule contracts, Government-wide Agency Contract ("GWAC"), Blanket Purchase Agreements ("BPA's")) in a quicker and easier manner than was the case before such changes. In addition, the decrease in sales under GSA schedule contracts can be attributed primarily to decreased sales relating to GSA Schedule B/C contract of $33.3 million offset by an increase in BPA sales of $28.1 million from the same period last year. In 1996, GSA schedule contracts expressly authorized agencies to procure from schedule holders under BPA's which incorporate many terms and conditions of the GSA schedule contracts. Additionally, BPA's offer many of the same products as GSA schedules, often at lower prices than available on GSA schedules. In response to GSA's authorization, the Company has increased its emphasis on BPA's.

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

     Gross Margin. In 1998, gross margin increased in absolute dollars $15.7 million, or 43.7%, and increased as a percentage of sales from 7.4% to 8.5%, when compared to 1997. The increase in gross margin was impacted by an inventory adjustment of approximately $2.2 million resulting from a June 1998 physical inventory valuation. Gross margin for 1998 was 8.2%, excluding the impact of the inventory adjustment. In addition, gross margins were favorably impacted by change in the Company's mix of contract vehicles. Gross margins for 1998, were also impacted by the realization of greater contract price protection credits offset by increased warranty maintenance expense. The change in gross margin percentage can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in the future periods.

     Operating Expenses. Total operating expenses for 1998 increased $7.8 million, or 19.4% compared to 1997. This increase was due primarily to increased personnel cost as a result of the BTG Division acquisition, as well as increases in the overall volume of the business. In addition, the Company incurred approximately $1.0 million of operating costs associated with the acquisition of the BTG Division. Total operating expenses, as a percentage of total sales decreased from 8.3% to 8.0%, reflecting the Company's growth in sales requiring less additional infrastructure expenses as existing facilities and personnel are utilized more effectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, the Company's operating activities generated approximately $10.3 million of cash flow, compared to $10.5 million for 1998. The decrease was primarily due to the Company's increase in accounts receivables relating to increased revenues from 1998 to 1999 and better collection efforts leading to a lower allowance for uncollectible balances. The decreased operating cash flow from the increase in accounts receivables was partially offset by a corresponding increase in accounts payable. Investing activities used cash of approximately $4.9 million during 1999. The Company's financing activities used approximately $5.3 million of cash flow during 1999 due to a reduction in the Company's outstanding borrowing under its line-of-credit.

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

     On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement") to modify some of the terms and conditions, as well as the amounts available under the Credit Facility and the Wholesale Financing

Facility. These modifications included the revision of the Credit Facility's term to one year with a one year automatic renewal.

     On March 31, 1999, the Second Amended and Restated Business Credit Agreement of July 28, 1997 was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending March 31, 1999 and each calendar quarter thereafter. All other material terms of the Credit Agreement remained the same.

     On November 24, 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75%. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 Million throughout the fiscal year.

        As of December 31, 1999, 1998, and 1997, respectively, the Company's interest rate on the Credit Facility was 8.24%, 7.83% and 8.89%, respectively. Amounts due to the Lenders of $9.5 million as of December 31, 1999 down from $14.9 million as of December 31, 1998 are classified as current liabilities and the available portion of the Credit Facility was approximately $35.3 million at December 31, 1999 up from $24.4 million at December 31, 1998.

     Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At December 31, 1999, the company was in compliance with all financial covenants set forth in the credit facility.

ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Inapplicable.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements and Schedule of Government Technology Services, Inc. and Subsidiary are filed as part of this Form 10-K. Supplemental quarterly financial information is included in Note 10 of Notes to Consolidated Financial Statements.

Index to Financial Statements and Schedule                                                  Page
------------------------------------------                                                  ----

Financial Statements:

         Report of Independent Public Accountants                                             24

         Consolidated Balance Sheets as of December 31, 1999 and 1998                         25

         Consolidated Statements of Operations for the years ended December 31, 1999,
         1998 and 1997                                                                        26

         Consolidated Statements of Cash Flows for the years ended December 31, 1999,
         1998 and 1997                                                                        27

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 1999, 1998 and 1997                                                     28

         Notes to Consolidated Financial Statements                                           29-41

Schedule:

         Schedule II - Valuation and Qualifying Accounts                                      42

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Government Technology Services, Inc:

We have audited the accompanying consolidated balance sheets of Government Technology Services, Inc. and subsidiary (a Delaware Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Government Technology Services, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Vienna, Virginia
February 23, 2000

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                                      December 31,
(In thousands, except share amounts)                                                         1999               1998
                                                                                            ------------------- ------------------
ASSETS

Current assets:
          Cash                                                                            $             149   $             39
          Accounts receivable, net                                                                  125,179            106,334
          Merchandise inventories                                                                    41,483             36,544
          Other current assets                                                                        6,057              3,099
                                                                                         ------------------- ------------------
                    Total current assets                                                            172,868            146,016
Property and equipment, net                                                                          12,627             11,381
Intangible assets, net                                                                                   -                 114
Other assets                                                                                            838              3,579
                                                                                         ------------------- ------------------
                    Total assets                                                          $         186,333   $        161,090
                                                                                         =================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
          Notes payable to banks                                                          $           9,479   $         14,889
          Note payable, current                                                                         500                  -
          Accounts payable                                                                          103,871             75,806
          Accrued warranty liabilities                                                                9,135              6,409
          Other accrued expenses                                                                      5,533              6,706
                                                                                         ------------------- ------------------
                    Total current liabilities                                                       128,518            103,810

Notes payable, net of current portion                                                                 1,500                  -
Other liabilities                                                                                     3,119              1,956
                                                                                         ------------------- ------------------
                    Total liabilities                                                               133,137            105,766
                                                                                         ------------------- ------------------

Stockholders' equity

          Preferred Stock -  $0.25 par value, 680,850 shares authorized;
          none issued or outstanding                                                                     -                   -
          Common stock - $0.005 par value 20,000,000 shares authorized,
          9,806,084 issued and 9,235,043 outstanding at December 31, 1999; and
          20,000,000 shares authorized, 9,806,084 issued and 9,799,490 outstanding
          at December 31, 1998                                                                           49                 49
          Capital in excess of par value                                                             43,687             45,712
          Retained earnings                                                                          12,316              9,634
          Treasury stock, 571,041 shares at December 31, 1999 and 6,594 shares at
          December 31, 1998, at cost                                                                 (2,856)               (71)
                                                                                         ------------------- ------------------

                    Total stockholders' equity                                                       53,196             55,324
                                                                                         ------------------- ------------------

                    Total liabilities and stockholders' equity                            $         186,333   $        161,090
                                                                                         =================== ==================

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the years ended December 31,
(In thousands, except per share amounts)              1999               1998               1997
                                                  ---------------  ------------------ ------------
Sales                                               $668,488           $605,884           $486,377

Cost of sales                                        618,381            554,247            450,454
                                                  ---------------  ------------------ ------------

Gross margin                                          50,107             51,637             35,923

Operating expenses                                    48,515             48,321             40,479
                                                  ---------------  ------------------ ------------

Income (loss) from operations                          1,592              3,316             (4,556)
                                                  ---------------  ------------------ ------------

          Interest and financing income               (1,742)              (541)            (1,326)
          Interest expense                               652              1,518              1,874
                                                  ---------------  ------------------ ------------
Interest (income) expense, net                        (1,090)               977                548
                                                  ---------------  ------------------ ------------

Income (loss) before income taxes                      2,682              2,339             (5,104)

Income tax provision                                        -                  -                  -
                                                  ---------------  ------------------ ------------


Net income (loss)                                   $  2,682           $  2,339           $ (5,104)
                                                  ===============  ================== ============

Basic net income (loss) per share                   $   0.29           $   0.27           $  (0.76)
                                                  ===============  ================== ============


Diluted net income (loss) per share                 $   0.29           $   0.26           $  (0.76)
                                                  ===============  ================== ============

Basic weighted average shares outstanding              9,271              8,700              6,733
                                                  ===============  ================== ============

Diluted weighted average shares outstanding            9,314              8,909              6,733
                                                  ===============  ================== ============

              GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
(In thousands)                                                              1999                 1998                 1997
                                                                      ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $     2,682          $     2,339          $    (5,104)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
          Depreciation and amortization                                     3,584                3,661                3,539
          Loss (gain) on disposal of property and equipment                   288                   -                  (340)
         ( Decrease) increase in cash due to changes in
          assets and liabilities:
                    Accounts receivable                                   (21,702)             (15,429)                (789)
                    Merchandise inventories                                (4,939)               9,408               (1,156)
                    Other assets                                             (217)              (2,306)               2,466
                    Accounts payable                                       28,389                8,086                 (987)
                    Other accrued expenses and warranty liabilities         1,553                3,333               (2,206)
                    Other liabilities                                         657                1,439                1,530
                                                                      ---------------  -------------------  ----------------
Net cash provided by (used in) operating activities                        10,295               10,531               (3,047)
                                                                      ---------------  -------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cost of property and equipment                                   (5,004)              (4,827)              (2,377)
          Payments related to purchase of BTG Division                         -                (7,826)                  -
          Payments from BTG settlement                                        132                   -                    -
          Proceeds from sales of property and equipment                        -                    -                   361
                                                                      ---------------  -------------------  ----------------
Net cash used in investing activities                                      (4,872)             (12,653)              (2,016)
                                                                      ---------------  -------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Payments of) proceeds from bank notes, net                       (5,410)               1,146                5,741
          Proceeds from exercises of stock options                             97                  159                  130
                                                                      ---------------  -------------------  ----------------
Net cash (used in) provided by financing activities                        (5,313)               1,305                5,871
                                                                      ---------------  -------------------  ----------------

Net increase (decrease) in cash                                               110                 (817)                 808
Cash at beginning of year                                                      39                  856                   48
                                                                      ---------------  -------------------  ----------------
Cash at end of year                                                   $       149          $        39          $       856
                                                                      ===============  ===================  ================


Supplemental disclosures of cash flow information:
         Cash paid during the year for:
                    Interest                                          $       571          $     2,114          $     2,744
                    Income taxes                                      $        -           $     2,553          $         7

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               For the years ended December 31, 1999, 1998 and 1997
                                           -----------------------------------------------------------------------------------------
                                            Preferred Stock        Common Stock
                                           --------------------------------------     Capital                               Total
                                             Shares               Shares            in Excess   Retained     Treasury   Stockholders
                                             Issued      Amount   Issued   Amount     of Par     Earnings       Stock        Equity
                                           -----------------------------------------------------------------------------------------
(In thousands)

Balance, December 31, 1996                         -   $      -     6,806     $ 34    $ 33,295    $ 12,399   $    (880)    $ 44,848


Stock awards and options exercised                 -          -        -         -        (209)         -          339
                                                                                                                                130

Net loss                                           -          -        -         -           -      (5,104)          -       (5,104)
                                           -----------------------------------------------------------------------------------------


Balance, December 31, 1997                         -   $      -     6,806     $ 34    $ 33,086   $   7,295   $    (541)    $ 39,874


Stock awards and options exercised                 -          -        -         -        (326)         -          470
                                                                                                                                144

Acquisition of BTG Division-issuance of       15,375     15,375        -         -           -          -           -
Preferred Stock

Acquisition of BTG Division-conversion of
Preferred Stock into

Common Stock                                 (15,375)   (15,375)    3,000        15      12,952         -           -        12,967


Net income                                         -          -        -         -           -       2,339          -         2,339
                                           -----------------------------------------------------------------------------------------


Balance, December 31, 1998                         -   $      -     9,806     $ 49    $ 45,712   $   9,634  $      (71)    $ 55,324


Stock awards                                       -          -        -         -         (81)         -          178
                                                                                                                                 97

BTG settlement - purchase of Treasury

Stock and repurchase option                        -          -        -         -      (1,944)         -       (2,963)      (4,907)


Net income                                         -          -        -         -           -       2,682           -        2,682
                                           -----------------------------------------------------------------------------------------


Balance, December 31, 1999                         -   $      -     9,806     $ 49    $ 43,687    $ 12,316    $ (2,856)    $ 53,196
                                            =======================================================================================

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

     The following table sets forth the unaudited pro forma results of the operations of the Company and the BTG Division for the years ended December 31, 1998 and 1997, assuming the acquisition occurred on January 1, 1997. Net income for 1998 excludes approximately $1 million of nonrecurring cost and $270,000 of interest expense directly attributable to the acquisition.

(In thousands, except per share data)                (unaudited)
                                                  1998          1997
                                              ----------- --------------
Revenues                                      $  647,021    $  913,923

Net income (loss)                             $    1,970    $  (6,763)

Basic income (loss) per share                 $     0.23    $   (0.78)

Diluted income (loss) per share               $     0.22    $   (0.78)

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

     On February 10, 1999, the Company entered into subsequent agreements with BTG. The agreements relate to the reacquisition of stock by GTSI from BTG, the terms of certain contracts and the relationship of the parties going forward. Pursuant to the agreements, GTSI reacquired 600,000 shares of its stock from BTG. Of the 600,000 shares, 200,000 were tendered to GTSI at no cost and 400,000 were purchased by GTSI for $5.00 per share, in exchange for a three-year, 8% interest bearing note from BTG with the principal due in three annual installments of $500,000, $500,000 and $1,000,000, respectively. As part of the agreements, GTSI has an exclusive five-year option to purchase the remaining 1.3 million shares of GTSI stock held by BTG for $5.25 per share. Under the February 12, 1998 Asset Purchase Agreement, BTG is precluded from selling any of its holdings, with certain limited exceptions, to a third party for six years without GTSI's prior consent. Under the February 10, 1999 agreement, GTSI must consent to a sale by BTG of their stock to any third party. If GTSI consents to such a sale, BTG is obligated to pay GTSI $0.50 per share on any shares sold by BTG.

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

1.  ACCOUNTING POLICIES

     Significant accounting policies of the Company are summarized below:

     Basis of Consolidation. The consolidated financial statements include the accounts of GTSI and its wholly-owned subsidiary, Falcon. All significant intercompany accounts and transactions are eliminated in consolidation.

     Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and the Company periodically re-evaluates the recorded values of all assets and liabilities. The most significant estimates include the allowance for doubtful accounts and reserves for future costs to be incurred under the Company's warranty programs.

     Revenue Recognition. The Company recognizes revenue upon shipment of products and/or acceptance of services rendered.

     Financial Instruments. At December 31, 1999, 1998 and 1997, the recorded values of financial instruments such as accounts receivable and payable and notes payable to banks approximated their fair values, based on the short-term maturities of these instruments.

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

     Merchandise Inventories. Merchandise Inventories are valued at the lower of cost or market. Cost is determined using a weighted average method.

     Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the leases or their estimated useful lives, whichever is shorter.

     Intangible Assets. Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

     Impairment of Long-Lived Assets. The Company evaluates long-lived assets to be held for events or changes in circumstances that would indicate that the carrying value may not be recoverable. In making that determination, the Company considers a number of factors, including undiscounted future cash flows, prior to interest expense. The Company measures an impairment loss by comparing the fair value of the assets to their carrying value.

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

     Earnings Per Share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options to purchase approximately 284,000 weighted average shares of Common Stock at December 31, 1997 were not included in the computation of earnings per share due to their anti-dilutive effect.

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

     Check Overdrafts. Included in accounts payable at December 31, 1999, 1998 and 1997, are approximately $9.1 million, $7.4 million and $2.0 million, respectively, which represent checks that have been issued but have yet to clear the bank.

     Reclassifications. Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

2.  ACCOUNTS RECEIVABLE

     The composition of accounts receivable as of December 31, 1999 and 1998 is as follows (in thousands):

                                                           1999         1998
                                                       ------------ ------------
Trade accounts receivable                              $  109,130     $  93,750
Vendor and other receivables                               18,605        18,564
                                                       ------------ ------------
                                                          127,735       112,314
          Less: Allowance for uncollectible accounts       (2,556)       (5,980)
                                                       ------------ ------------
Accounts receivable, net                               $  125,179    $  106,334
                                                       ============ ============

3.  PROPERTY AND EQUIPMENT

     The composition of property and equipment as of December 31, 1999 and 1998 is as follows (in thousands):

                                                             1999         1998
                                                       ------------ ------------
Office furniture and equipment                         $    10,379   $    9,519
Computer software                                            9,599        6,300
Leasehold improvements                                       4,797        4,578
                                                       -------------------------
                                                            24,775       20,397
Less accumulated depreciation and amortization             (12,148)      (9,016)
                                                       -------------------------

Property and equipment, net                            $    12,627   $   11,381
                                                       =========================

     Depreciation and amortization expense on property and equipment was $3,470, $3,323 and $3,202 in 1999, 1998 and 1997, respectively.

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

     On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement") to modifiy some of the terms and conditions, as well as the amounts available under the Credit Facility and the Wholesale Financing Facility. These modifications included the revision of the Credit Facility's term to one year with a one year automatic renewal.

     On, March 31, 1999, the Second Amended and Restated Business Credit Agreement of July 28, 1997 was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending March 31, 1999 and each calendar quarter thereafter. All other material terms of the Credit Agreement remained the same.

     On, November 24, 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75%. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

        As of December 31, 1999, 1998, and 1997, respectively, the Company's interest rate on the Credit Facility was 8.24%, 7.83% and 8.89%, respectively. Amounts due to the Lenders of $9.5 million as of December 31, 1999 down from $14.9 million as of December 31, 1998 are classified as current liabilities and the available portion of the Credit Facility was approximately $35.3 million at December 31, 1999 up from $24.4 million at December 31, 1998.

     Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At December 31, 1999, the Company was in compliance with all financial covenants set forth in the credit facility.

     The following information pertains to the notes payable for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                                         1999         1998       1997
                                                                       ----------  ---------  ----------
             Weighted average interest rate .........................     7.5%         8.2%       8.0%
             Weighted average borrowings ............................  $ 4,100     $ 12,500   $ 18,600

5.  INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                   1999          1998       1997
                                ---------  -------------  -------------
Current taxes:
          Federal                $    370     $    1,443   $    (2,191)
          State                        70            297          (275)
                                 ---------  -------------  ------------

                                      440          1,740        (2,466)
                                 ---------  -------------  ------------
Deferred taxes:
          Federal                    (397)        (1,443)        2,191
          State                       (43)          (297)          275
                                 ---------  -------------  ------------

                                     (440)        (1,740)        2,466
                                 ---------  -------------  ------------
Income tax provision             $     -      $        -   $        -
                                 =========  =============  ============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts used for income tax purposes. In 1999 and 1998, the Company determined that $5.0 million and $4.9 million, respectively, of net deferred tax assets were not recoverable. Accordingly, valuation allowances were recorded against the applicable net deferred tax assets.

     Significant components of the Company's deferred taxes as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                                     December 31,
                                                                         ---------------------------------------
                                                                              1999                 1998
                                                                         -------------------  ------------------
           Deferred tax assets:
                     Accounts receivable and inventory allowances        $          1,436      $          2,393
                     Intangible assets                                              1,819                 1,777
                     Accrued warranty and other contract costs                      3,272                 1,720
                     Bid and proposal costs                                           332                   332
                     Vacation accrual                                                 280                   231
                     Deferred compensation                                              9                    47
                     Rent abatement                                                    84                    65
                     Other reserves                                                   356                   315
                                                                         -------------------  ------------------

                                Total deferred tax assets                           7,588                 6,880
                                                                         -------------------  ------------------

           Deferred tax liabilities:
                     Depreciation                                                     118                   215
                     Web site development costs                                       245                     -
                                                                         -------------------  ------------------


                                Total deferred tax liabilities                        363                   215
                                                                         -------------------  ------------------

           Net deferred tax assets                                                  7,225                 6,665
           Valuation allowance                                                     (5,045)               (4,925)
                                                                         -------------------  ------------------

           Net deferred tax assets reported                              $          2,180      $          1,740
                                                                         ===================  ===================

         The Company's effective tax rate for the years ended December 31, 1999 and 1998 differs from the statutory rate for Federal income taxes as a result of the following factors:

                                                                                1999                 1998
                                                                         -------------------  ------------------
           Statutory rate                                                            34.0%                 34.0%
           State income taxes, net of Federal tax benefit                             4.0                   4.2

           Valuation allowance                                                      (39.8)                (36.4)


           Other                                                                      1.8                  (1.8)
                                                                         -------------------  ------------------
                                                                                        -                -
                                                                         ===================  ===================

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

                                                                                        Weighted
                                                                                        Average     Weighted
                                                                                        Exercise    Average
                                                    Number of Option  Exercise Price    Price Per   Remaining
                                                         Shares          Per Share        Share        Life
---------------------------------------------------------------------------------------------------------------
1997 Plan:
           Outstanding at December 31, 1996                       -               -            -
                      Granted                               131,675      $4.88-5.50        $4.98
                      Forfeited or canceled                 (12,333)           4.88         4.88
                      Exercised                                   -               -            -
           Outstanding at December 31, 1997                 119,342       4.88-5.50         5.00
                      Granted                               239,000       3.63-5.38         4.90
                      Forfeited or canceled                 (62,167)      4.88-5.50         5.07
                      Exercised                                   -               -            -
           Outstanding at December 31, 1998                 296,175       3.63-5.38         4.90
                      Granted                                74,000       2.88-3.75         3.48
                      Forfeited or canceled                 (94,250)      3.75-5.31         4.90
                      Exercised                                   -               -            -
           Outstanding at December 31, 1999                 275,925      $2.88-5.38        $4.52        5.0

---------------------------------------------------------------------------------------------------------------
1996 Plan:
           Outstanding at December 31, 1996                 237,000      $5.13-7.31        $5.34
                      Granted                               358,000       4.88-5.44         5.13
                      Forfeited or canceled                (195,500)      4.88-6.13         5.21
                      Exercised                                   -               -            -
           Outstanding at December 31, 1997                 399,500       4.88-7.31         5.21
                      Granted                               223,750       4.50-5.25         4.88
                      Forfeited or canceled                 (50,500)      5.00-7.31         5.58
                      Exercised                                   -               -            -
            Outstanding at December 31, 1998                572,750       4.50-5.44         5.05
                      Granted                               826,000       2.88-4.94         3.72
                      Forfeited or canceled                (144,750)      3.75-5.25         4.63
                      Exercised                                   -               -            -
           Outstanding at December 31, 1999               1,254,000      $2.88-5.44        $4.22        6.7

                                                                                        Weighted
                                                                                        Average     Weighted
                                                                                        Exercise    Average
                                                    Number of Option  Exercise Price    Price Per   Remaining
                                                         Shares          Per Share        Share        Life
---------------------------------------------------------------------------------------------------------------
1994 Plan:
           Outstanding at December 31, 1996                 291,500     $ 3.25-13.44        $ 6.68
                      Granted                               116,000        5.19-5.31          5.23
                      Forfeited or canceled                (172,300)       3.50-6.13          5.30
                      Exercised                              (2,700)            3.50          3.50
           Outstanding at December 31, 1997                 232,500       3.25-13.44          7.02
                      Granted                                80,000        4.53-5.00          4.81
                      Forfeited or canceled                 (26,000)       3.50-5.19          4.21
                      Exercised                             (15,000)            3.50          3.50
           Outstanding at December 31, 1998                 271,500       3.25-13.44          6.83
                      Granted                                84,000        2.88-3.75          3.03
                      Forfeited or canceled                 (74,000)       5.00-5.25          5.14
                      Exercised                                   -                -             -
           Outstanding at December 31, 1999                 281,500     $ 2.88-13.44        $ 6.13       5.1

---------------------------------------------------------------------------------------------------------------
1986 Plan:
           Outstanding at December 31, 1996                 112,300     $ 3.50-14.25        $ 6.12
                      Granted                                     -                -             -
                      Forfeited or canceled                 (27,800)      6.50-10.25          9.65
                      Exercised                                   -                -             -
           Outstanding at December 31, 1997                  84,500       3.50-14.25          4.95
                      Granted                                     -                -             -
                      Forfeited or canceled                 (13,000)            3.25          3.25
                      Exercised                              (7,000)            3.25          3.25
           Outstanding at December 31, 1998                  64,500       3.50-14.25          5.48
                      Granted                                     -                -             -
                      Forfeited or canceled                  (7,500)           14.25         14.25
                      Exercised                                   -                -             -
           Outstanding at December 31, 1999                  57,000     $  3.50-10.25       $ 4.33       5.4

---------------------------------------------------------------------------------------------------------------
Nonstatutory Stock Options:
           Outstanding at December 31, 1996               1,105,000     $ 3.75-10.50        $ 4.35
                      Granted                               150,000        5.13-5.25          5.17
                      Forfeited or canceled                       -                -             -
                      Exercised                                   -                -             -
           Outstanding at December 31, 1997               1,255,000       3.75-10.50          4.67
                      Granted                                81,000             4.88          4.88
                      Forfeited or canceled                 (20,000)            6.13          6.13
                      Exercised                                   -                -             -
           Outstanding at December 31, 1998               1,316,000       3.75-10.50          4.61
                      Granted                               150,000        3.13-4.63          4.13
                      Forfeited or canceled                (321,000)       4.63-5.38          5.05
                      Exercised                                   -                -             -
           Outstanding at December 31, 1999               1,145,000     $ 3.13-10.50        $ 4.42       5.5
FOR ALL PLANS:
           Outstanding at December 31, 1999               3,013,425     $ 2.88-13.44        $ 4.51       6.0

                   Outstanding and Exercisable by Price Range as of December 31, 1999
                           Options Outstanding                                Options Exercisable
---------------------------------------------------------------------  -------------------------------
                                            Weighted
                                            Average
                           Number          Remaining      Weighted          Number         Weighted
   Range of Exercise    Outstanding at     Contractual      Average      Exercisable at      Average
        Prices            12/31/99        Life-Years    Exercise Price     12/31/99     Exercise Price
--------------------   --------------  ---------------  --------------  --------------  --------------
           2.85-4.28       1,948,000         6.4         $      3.67        1,219,900      $     3.74
           4.28-5.70         864,925         5.5                4.98          732,007            5.00
           5.70-7.13          21,500         4.3                6.54           18,500            6.61
           7.13-8.55           9,000         4.0                7.31            5,400            7.31
          9.98-11.40         107,000         4.4               10.48          107,000           10.48
         11.40-12.83          48,000         2.0               12.50           48,000           12.50
         12.83-13.44          15,000         4.5               13.10           15,000           13.10
--------------------   --------------  ---------------  --------------  --------------  --------------

          3.25-13.44       3,013,425         6.0         $      4.51        2,145,807      $     4.80
====================   ==============  ===============  ==============  ==============  ==============

The Company adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, as allowed under SFAS 123. Accordingly, no compensation cost has been recognized for stock option and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined on the fair value at the grant dates for awards under those plans consistent with the method in SFAS 123, the Company's income (loss) and net income (loss) per share would have increased to the pro forma amounts (in thousands, except net income (loss) per share amounts) indicated below.

                                                         1999            1998       1997
                                                       ----------    ----------   -----------
Net income (loss) -- pro forma                         $    1,340    $    1,504   $   (5,411)
Net income (loss) per share -- pro forma (basic)             0.14          0.17        (0.80)
Net income (loss) per share -- pro forma (diluted)           0.14          0.17        (0.80)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: no dividend yield, 68% volatility, a risk-free interest rate of 6%, and an average expected life of seven years; and the following assumptions were used for grants in 1998 and 1997; no dividend yield, 70% volatility, risk-free interest rates ranging from 3.79% to 6.90%, and expected lives from three to eight years.

     At December 31, 1999, in the 1997 Plan options for 164,925 shares were exercisable and 24,075 options were available for grant; in the 1996 Plan options for 674,416 shares were exercisable and 346,000 options were available for grant; in the 1994 Plan options for 167,716 shares were exercisable and 800 options were available for grant; and in the 1986 Plan options for 57,000 shares were exercisable.

     Stock Purchase Plan. The Company has established an Employee Stock Purchase Plan ("ESPP"). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee's compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The

ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. In the offering periods ended June 30, 1999 and December 31, 1999, employees purchased 11,912 and 23,641 shares, respectively, at prices of $4.04 and $3.85, respectively. In the offering periods ended June 30, 1998 and December 31, 1998, employees purchased 9,367 and 11,943 shares, respectively, at prices of $4.04 and $3.85, respectively. In the offering periods ended June 30, 1997 and December 31, 1997, employees purchased 13,126 and 15,435 shares, respectively, at prices of $4.25 and $4.20, respectively. The weighted average fair market value of shares under the ESPP was $2.73, $3.93 and $4.22 in 1999, 1998 and 1997, respectively. The Company has reserved 250,000 shares of common stock for the ESPP, of which 36,998 were available for future issuance as of December 31, 1999.

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

     In November 1988, the Company executed a ten-year lease for its corporate headquarters that comprises approximately 120,000 square feet of office space and 14,000 square feet of warehouse space. The Company also entered into a nine-year lease for 55,170 square feet of office space in two buildings beginning December 1, 1989. The lease for the entire facility expired on November 30, 1998. In October 1997, the Company executed a ten-year lease for a new administrative facility consisting of approximately 100,500 square feet of new office space in Chantilly, Virginia. The agreement has one five-year option period and commenced on December 1, 1998. The Company is obligated under the lease agreement to provide to the Landlord a Letter of Credit ("LOC") in the amount of $2.0 million as a security deposit for all tenant requested improvements associated with the lease. This deposit will be reduced by 10%, per year, over the life of the lease. The Company has recorded leasehold improvements in the amount of $2.0 million, as well as a liability for deferred rent of $2.0 million in conjunction with the build-out improvements. The asset and liability are being amortized over the life of the lease. The Company also entered into a lease agreement on April 1, 1999 for a 20,000 square foot distribution center in Chattanooga, Tennessee. Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $2.1 million, $2.8 million and $2.7 million, respectively. The Company also maintains a sales office in Germany and has entered into a lease agreement as of January 1, 1999 for term of two-years ending on December 31, 2000. Collective future minimum lease payments as of December 31, 1999 are as follows (in thousands):

                                              Operating
Year ending December 31                         Leases
-----------------------                     --------------
        2000                                $      1,940
        2001                                       1,913
        2002                                       1,936
        2003                                       1,985
        2004                                       2,035
        Thereafter                                 6,692
                                            --------------
Total minimum lease payments                $     16,501
                                            ==============

8.  401(k) PLAN

     Effective April 1991, the Company adopted the Employees' 401(k) Investment Plan (the "Plan"), a savings and investment plan intended to be qualified under
Section 401 of the Internal Revenue Code (the "Code"). All employees of the Company who are at least 21 years of age and have completed at least six months of employment with the Company are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 15%) of their total compensation. Employee contributions are fully vested at all times. The Company, in its sole discretion, may make contributions in amounts, if any, as may be determined by the Board of Directors for the benefit of all participants. In 1999 and 1998, the Company contributed a total of $ 242,917 and $101,034 to the plan, respectively. No contributions were made in 1997.

9.   SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information about operating segments in the financial statements and in condensed financial statements of interim periods. The Company has determined that through December 31, 1999, it operated as one business segment as defined by SFAS 131. In addition, the Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the Federal Government, which under SFAS 131 is considered a single customer.

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


                                                                  1999 Quarters Ended
                                        ------------------------------------------------------------------------------------------
                                                 March 31,              June 30,             September 30,          December 31,
                                        ----------------------  ---------------------  ---------------------  --------------------
(In thousands except per share data)
Sales                                   $     125,549   100.0%     $ 148,760   100.0%     $ 194,494   100.0%   $ 199,685    100.0%
Cost of sales                                 115,477    92.0%       136,514    91.8%       181,002    93.1%     185,388     92.8%
Gross margin                                   10,072     8.0%        12,246     8.2%        13,492     6.9%      14,297      7.2%
Operating expenses                             12,530    10.0%        12,345     8.3%        11,102     5.7%      12,538      6.3%
(Loss) income from operations                  (2,458)  (2.0)%           (99)  (0.1)%         2,390     1.2%       1,759      0.9%
Interest (income) expense, net                   (565)  (0.5)%          (168)  (0.1)%          (358)  (0.2)%           1      0.0%
(Loss) income before income taxes              (1,893)  (1.5)%            69     0.0%         2,748     1.4%       1,758      0.9%
Net (loss) income                              (1,893)  (1.5)%            69     0.0%         2,748     1.4%       1,758      0.9%
Basic net (loss) income per share              ($0.20)                 $0.01                  $0.30                $0.19
Diluted net (loss) income per share            ($0.20)                 $0.01                  $0.30                $0.19
Basic weighted average shares
outstanding                                     9,466                  9,200                  9,211                9,212
Fully diluted shares
outstanding                                     9,466                  9,859                  9,308                9,215


                                                                   1998 Quarters Ended
                                        -------------------------------------------------------------------------------------------
                                                 March 31,             June 30,            September 30,         December 31,
                                        ----------------------  ---------------------  ---------------------  ---------------------
(In thousands except per share data)
Sales                                   $      99,094   100.0%     $ 136,901   100.0%     $ 196,029   100.0%   $ 173,860    100.0%
Cost of sales                                  90,562    91.4%       124,560    91.0%       178,182    90.9%     160,943     92.6%
Gross margin                                    8,532     8.6%        12,341     9.0%        17,847     9.1%      12,917      7.4%
Operating expenses                             11,602    11.7%        11,789     8.6%        13,535     6.9%      11,395      6.6%
(Loss) income from operations                  (3,070)  (3.1)%           552     0.4%         4,312     2.2%       1,522      0.9%
Interest expense (income), net                    439     0.4%           384     0.3%           352     0.2%        (198)   (0.1)%
(Loss) income before income taxes              (3,509)  (3.5)%           168     0.1%         3,960     2.0%       1,720      1.0%
Net (loss) income                              (3,509)  (3.5)%           168     0.1%         3,960     2.0%       1,720      1.0%
Basic net (loss) income per share              ($0.52)                ($0.02)                 $0.40               ($0.18)
Diluted net (loss) income per share            ($0.52)                ($0.02)                 $0.40               ($0.17)
Basic weighted average shares
outstanding                                     6,756                  8,422                  9,788                9,788
Fully diluted shares
outstanding                                     6,756                  8,631                  9,849                9,845

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)                                    Balance at          Charged to                               Balance
                                                  Beginning            Costs and                               at end
Description                                       Of Period            Expenses           Deductions (1)      of Period
--------------------------------------------      ---------            --------           --------------      ---------
Year ended December 31, 1999:

          Allowance for bad debts                 $   5,980           $    (902)         $      (2,522)       $   2,556

Year ended December 31, 1998:

          Allowance for bad debts                 $   4,093           $   2,097          $        (210)       $   5,980

Year ended December 31, 1997:

          Allowance for bad debts                 $   4,535           $   2,800          $      (3,242)       $   4,093

--------------
(1)  Adjustments and amounts written off during the period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 17, 1996.



                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, entitled "Election of Directors -- Nominees," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management -- Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

ITEM 11.   EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, entitled "Election of Directors -- Nominees" and "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.

         (a)     (1)      Financial Statements

         See the Index included in Item 8 on Page 23 of this Form 10-K.

         (2)     FINANCIAL STATEMENT SCHEDULES

         See the Index included in Item 8 on Page 23 of this Form 10-K.

         (3)     EXHIBITS

         2.1 Stock Purchase Agreement by and among the Registrant, Falcon Microsystems, Inc. and M. Dendy Young dated August 16, 1994

         3.1     Certificate of Incorporation, as amended

         3.2     Bylaws, as amended

         4.1 Rights Agreement dated as of January 3, 1995 by and between the Registrant and First Union National Bank of North Carolina, as Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate

         10.1 Amended and Restated 1986 Stock Option Plan, including forms of Stock Option Agreements and Stock Purchase Agreement

         10.2    Employee Stock Purchase Plan, as amended to date

         10.3 GSA Schedule B/C Award/Contract No. GS00K95AGS6407 dated April 1, 1996, issued by the General Services Administration to the Registrant for the three-year period ending March 31, 1999, and amendment thereto dated November 26, 1997

         10.4 GSA Schedule A Award/Contract No. GS00K94AGS5681 dated October 1, 1993, issued by the General Services Administration to the Registrant, and Modifications during 1993; and Modifications during the quarter ended December 31, 1994

         10.5 Deed of Lease Agreement I dated as of November 17, 1987 between the Registrant and Enterprise Center Limited Partnership Number Two covering part of the Registrant's facilities in Chantilly, Virginia, as amended by Amendment No. One dated December 14, 1988

         10.6 Deed of Lease Agreement II dated as of November 17, 1987 between the Registrant and Enterprise Center Limited Partnership Number Two covering part of the Registrant's facilities in Chantilly, Virginia, as amended by Amendment No. One dated December 14, 1988

         10.7 Lease dated March 31, 1993 between the Registrant and West 50 Associates covering office and warehouse facilities; and Amendment thereto dated September 21, 1995

         10.8 Letter Agreement dated September 17, 1990, as amended, between the Registrant and R. M. Rickenbach

         10.9 Warrant of the Registrant dated December 6, 1990 issued to Lawrence J. Schoenberg

         10.10 Nonstatutory Stock Option Agreement dated October 9, 1992 between the Registrant and Frank H. Slovenec

         10.11   Officer Severance Plan, as amended to date

         10.12 GTSI Employees' 401(k) Investment Plan; and Amendment No. 1; Amendment No. 2 and Amendment No. 3 thereto

         10.13 IBM Business Partner Agreement (Dealer Profile, Dealer Exhibit, Dealer/Retailer Attachment and Remarketer General Terms) between IBM and the Registrant, effective January 1994

         10.14 U.S. Navy Standard Desktop Computer Companion Contract No. N66032-91-D-0002 dated February 8, 1991; Modification thereof dated June 28, 1991; Modifications during 1992; and Modifications during 1993

         10.15 Credit Agreement, dated as of November 17, 1994, by and among the Registrant and Falcon Microsystems, Inc., as Borrowers; The Lenders Parties Thereto From Time To Time; and Mellon Bank, N.A., as Agent; and Amendment thereto dated December 29, 1995 (see also Exhibit 10.)

         10.16 Stock Bonus Agreement dated August 25, 1993 between the Registrant and R. M. Rickenbach

         10.17 Stock Bonus Agreement dated August 25, 1993 between the Registrant and Frank H. Slovenec

         10.18 Authorized Apple Dealer Sales Agreement between Apple Computer, Inc. and the Registrant, effective April 1993

         10.19 U.S. Air Force Desktop IV Microsystems Contract No. F01620-93-D-0001 dated February 2, 1993; Modifications during 1993; and Modifications during the quarter ended March 31, 1994; and Modifications during the quarter ended June 30, 1995

         10.20 National Aeronautics and Space Administration Scientific & Engineering Workstation Procurement Contract No. NAS5-37008 dated February 19, 1993; Modifications during 1993; and Modifications during the quarter ended March 31, 1994

         10.21 Stock Bonus Agreement dated November 16, 1994 between the Registrant and R. M. Rickenbach

         10.22 Stock Bonus Agreement dated November 16, 1994 between the Registrant and Frank H. Slovenec

         10.23 Stock Bonus Agreement dated November 16, 1994 between the Registrant and Thomas L. Smudz

         10.24 Business Credit and Security Agreement dated as of December 29, 1995 among the Registrant, certain Lenders named therein, and Deutsche Financial Services Corporation, as a Lender and as Agent; and Amendment thereto dated March 29, 1996

         10.25 Lease dated August 11, 1995 between the Registrant and Security Capital Industrial Trust covering new distribution center facility

         10.26 Letter agreement dated January 16, 1996 between the Registrant and Microsoft Corporation

         10.27 Employment Agreement dated December 18, 1995 between the Registrant and M. Dendy Young

         10.28 Employment Agreement dated December 18, 1995 between the Registrant and Peter E. Janke

         10.29 Settlement Agreement between the Registrant and the U.S. Air Force with respect to the Desktop IV Microsystems Contract No. F01620-93-D-0001

         10.30 Asset Purchase Agreement dated as of February 12, 1998 among the Registrant, BTG, Inc., BTG Technology Systems, Inc. and Concept Automation, Inc. of America (excluding attachments and exhibits)

         10.31 Standstill Agreement between the Registrant and BTG, Inc. dated as of February 12, 1998

         10.32 Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Redeemable Convertible Preferred Stock of the Registrant filed February 12, 1998 with the Secretary of State of Delaware

         10.33   1994 Stock Option Plan, as amended to date

         10.34   1996 Stock Option Plan

         10.35 Employment Agreement dated January 1, 1998 between the Registrant and M. Dendy Young

         10.36 Lease dated December 10, 1997 between the Registrant and Petula Associates, Ltd. covering new headquarters facility (excluding attachments and exhibits)

         10.37 Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent (excluding attachments and exhibits)

         10.38 Amendment of Certificate of Incorporation filed May 12, 1998 with the Secretary of State of Delaware

         10.39 Letter Agreement between the Registrant and BTG, Inc. executed on May 18, 1998

         10.40 Standstill Agreement between the Registrant and Linwood A. ("Chip") Lacy, Jr. dated July 29, 1998

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

         10.44 Stock Transfer Agreement between the Registrant and BTG, Inc. dated February 10, 1999

         10.45 Amendment, dated as of November 24, 1999 to Second Amended and Restated Business Credit and Security Agreement, dated July 28, 1997, among the Registrant, certain lenders named [in such agreement] and Deutsche Financial Services Corp., as a Lender and Agent

         10.46 Addendum, dated as of November 23, 1999 to Agreement for Wholesale Financing dated June 27, 1996, among the Registrant and Deutsche Financial Services Corp.

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

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1992.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1993.

(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended September 30, 1993.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1993.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q(File No. 0-19394) for the quarter ended March 31, 1994.

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 31, 1994, as amended by Form 8-K/A No. 1 filed with the Commission on October 31, 1994.

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-Q (File No. 0-19394) for the year ended December 31, 1994.

(13) Incorporated by reference to the Registrant's Current Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1996.

(14) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on February 12, 1998.

(15) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1997.

(16) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 18, 1998.

(17) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 1998.

(18) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 5, 1998.

(19) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1998.

(b)   REPORTS ON FORM 8-K
      None.

(c)   EXHIBITS

      See the list of Exhibits in Item 14(a)(3) beginning on Pages 43-47 of this Form 10-K.

(d)   FINANCIAL STATEMENT SCHEDULES

      See the Index included in Item 8 on Page 23 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, Commonwealth of Virginia.

                                           GOVERNMENT TECHNOLOGY SERVICES, INC.

Dated:  March 30, 2000                      By:        /S/ M. DENDY YOUNG
                                                   ----------------------
                                                   M. Dendy Young,
                                                   Chairman and Chief
                                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                                  Date
      ---------                       -----                                  ----
      /S/ M. DENDY YOUNG              Chairman and                     March 30, 2000
---------------------------           Chief Executive Officer
      M. Dendy Young                  (Principal Executive Officer)
                                      and a Director


      /S/ ROBERT D. RUSSELL           Senior Vice                      March 30, 2000
---------------------------           Chief Financial Officer
      Robert D. Russell               (Principal Financial and
                                      Accounting Officer)


      /S/  TANIA AMOCHAEV             Director                         March 30,2000
---------------------------
      Tania Amochaev


      /S/  GERALD W. EBKER            Director                         March 30, 2000
---------------------------
      Gerald W. Ebker


      /S/  LEE JOHNSON                Director                         March 30, 2000
---------------------------
      Lee Johnson


      /S/  STEVEN KELMAN              Director                         March 30, 2000
--------------------------
      Steven Kelman, Ph.D.

      Signature                       Title                                  Date
      ---------                       -----                                  ----
      /S/  JAMES J. LETO              Director                         March 30, 2000
--------------------------
      James J. Leto


      /S/  LAWRENCE J. SCHOENBERG     Chairman Emeritus                March 30, 2000
---------------------------------
      Lawrence J. Schoenberg


      /S/  JOHN M. TOUPS              Director                         March 30, 2000
------------------------
      John M. Toups