Form 10-Q
period 2000-03-31
GOVERNMENT TECHNOLOGY SERVICES INC
filed 2000-05-15
CIK 850483

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                             Shares Outstanding at May 1, 2000
------------------------------                ---------------------------------
Common Stock, $0.005 par value                            9,346,543

================================================================================

                      GOVERNMENT TECHNOLOGY SERVICES, INC.

        Quarterly Report on Form 10-Q for the Period Ended March 31, 2000

Table of Contents                                                          Page
-----------------                                                          ----

COVER PAGE....................................................................1

TABLE OF CONTENTS.............................................................2

PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS -

               Consolidated Balance Sheets as of
                   March 31, 2000 and December 31, 1999.......................3

               Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2000 and 1999.................4

               Consolidated Condensed Statements of Cash Flows for the
                   Three Months Ended March 31, 2000 and 1999.................5

               Notes to Consolidated Financial Statements.....................6

       ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS........................7

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....13

PART II - OTHER INFORMATION..................................................13

       ITEM 1. LEGAL PROCEEDINGS
       ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
       ITEM 3. DEFAULTS UPON SENIOR SECURITIES
       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ITEM 5. OTHER INFORMATION
       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES...................................................................14

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share data)                                                    March 31,     December 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
ASSETS
Current assets:
     Cash                                                                          $        110    $        149
     Accounts receivable, net                                                           102,501         125,179
     Merchandise inventories                                                             35,122          41,483
     Other current assets                                                                21,597           6,057
                                                                                   ------------    ------------
                    Total current assets                                                159,330         172,868
Property and equipment, net                                                              13,195          12,627
Other assets                                                                                838             838
                                                                                   ------------    ------------
                    Total assets                                                   $    173,363    $    186,333
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable to banks                                                        $     22,576    $      9,479
     Note payable, current                                                                  500             500
     Accounts payable                                                                    79,788         103,871
     Accrued warranty liabilities                                                         9,226           9,135
     Accrued liabilities                                                                  4,858           5,533
                                                                                   ------------    ------------
                    Total current liabilities                                           116,948         128,518
Notes payable, net of current portion                                                     1,000           1,500
Other liabilities                                                                         3,376           3,119
                                                                                   ------------    ------------
                    Total liabilities                                                   121,324         133,137
Stockholders' equity
     Preferred Stock -  $0.25 par value, 680,850 shares authorized;
     none issued or outstanding                                                              --              --
     Common stock - $0.005 par value 20,000,000 shares authorized 9,806,084 issued and 9,346,543 outstanding at March 31, 2000; and 20,000,000 shares
     authorized, 9,806,084 issued and 9,235,043 outstanding at December 31, 1999             49              49
          Capital in excess of par value                                                 43,546          43,687
          Retained earnings                                                              10,742          12,316
          Treasury stock, 459,541 shares at March 31, 2000 and
          571,041 shares at December 31, 1999, at cost                                   (2,298)         (2,856)
                                                                                   ------------    ------------
                    Total stockholders' equity                                           52,039          53,196
                                                                                   ------------    ------------
                    Total liabilities and stockholders' equity                     $    173,363    $    186,333
                                                                                   ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

               GOVERNMENT TECHNOLOGY SERVICES, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended
                                                               March 31,
                                                        ----------------------
(In thousands, except per share data)                      2000         1999
                                                        ---------    ---------

Sales                                                   $ 129,262    $ 125,549

Cost of sales                                             119,482      115,477
                                                        ---------    ---------

Gross margin                                                9,780       10,072

Operating expenses                                         12,094       12,530
                                                        ---------    ---------

Income (loss) from operations                              (2,314)      (2,458)
                                                        ---------    ---------

          Interest and financing income                    (1,072)        (718)

          Interest expense                                    332          153
                                                        ---------    ---------
Interest (income) expense, net                               (740)        (565)
                                                        ---------    ---------

Loss before income taxes                                   (1,574)      (1,893)

Income tax provision                                           --           --
                                                        ---------    ---------

Net loss                                                $  (1,574)   $  (1,893)
                                                        =========    =========

Basic and diluted net loss per share                    $   (0.17)   $   (0.20)
                                                        =========    =========

Basic and diluted weighted average shares outstanding       9,281        9,466
                                                        =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended March 31,
(In thousands)                                                                       2000        1999
                                                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $ (1,574)   $ (1,893)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
         Depreciation and amortization                                                  924       1,012
         (Decrease) increase in cash due to changes in
         assets and liabilities:
              Accounts receivable                                                    22,678      22,241
              Merchandise inventories                                                 6,361       8,092
              Other assets                                                          (15,540)     (8,779)
              Accounts payable                                                      (24,083)     (5,662)
              Accrued liabilities and warranty reserves                                (584)      1,086
              Other liabilities                                                         257          21
                                                                                   --------    --------
Net cash (used in ) provided by operating activities:                               (11,561)     16,118
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cost of property and equipment                                              (1,492)     (1,196)
         Payments from BTG settlement                                                    --         132
                                                                                   --------    --------
Net cash used in investing activities:                                               (1,492)     (1,064)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from (Payments of) bank notes, net                                 13,097     (14,889)
         Payments of note payable                                                      (500)         --
         Proceeds from exercises of stock options                                       417          --
                                                                                   --------    --------
Net cash provided by (used in) financing activities:                                 13,014     (14,889)
                                                                                   --------    --------

Net (decrease) increase in cash                                                         (39)        165
Cash at beginning of period                                                             149          39
                                                                                   --------    --------
Cash at end of period                                                              $    110    $    204
                                                                                   ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
              Interest                                                             $    528    $    339
              Income taxes                                                         $     --    $     --

      The Company entered into a transaction with BTG on February 10, 1999, resulting in the following non-cash activities:

         Treasury stock acquired (600,000 shares at $4.9375 per share)             $     --    $   2,963
         Option received from BTG to repurchase 1.3 million shares of
              GTSI common stock                                                          --        1944
         Reduction in net receivables from BTG                                           --      (1,737)
         Note payable to BTG                                                             --      (2,000)
         Assumption of contract warranty liabilities                                     --       (1170)

        The accompanying notes are an integral part of these consolidated financial statements.

               GOVERNMENT TECHNOLOGY SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited, consolidated financial statements of Government Technology Services, Inc. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 1999 and the accompanying Notes to the Financial Statements, contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

      Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

      Earnings per share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently share in the earnings of the entity. Options to purchase common stock for the three months ended March 31, 2000 and 1999, respectively, were not included in the computation of earnings per share due to their anti-dilutive effect.

      New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components, and SFAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 31, 1997. Accordingly, effective January 1, 1998, the Company adopted SFAS 130 and in accordance therewith, the Company's Comprehensive Income equals reported "Net Income (Loss)." SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997; the Company has determined that through March 31, 2000, it operated as one business segment as defined by SFAS 131. In addition, the Company aggregates and reports revenues from products, which have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the federal Government, which under SFAS 131 is considered a single customer.

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

      On July 28, 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement") to modify some of the terms and conditions, as well as the amounts available under the Credit Facility and the Wholesale Financing Facility. These modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal.

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

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At March 31, 2000, the Company was in compliance with all financial covenants set forth in the credit facility.

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

3. Properties

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

4. Commitments and Contingencies

      The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the Company's consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 1999. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

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

                                                                               Percentage
                                                    Percentage of Sales          Change
                                               ----------------------------   ------------
                                                     Three months ended       Three months
                                                          March 31,              ended
                                               ----------------------------     March 31,
                                                    2000           1999       1999 to 2000
                                               ----------------------------   ------------
Sales                                              100.0%         100.0%           3.0%
Cost of sales                                       92.4           92.0            3.5
                                               -------------  -------------
Gross margin                                         7.6            8.0           (2.9)
                                               -------------  -------------
Operating expenses:
       Selling, general, and administrative          8.7            9.2           (3.5)
       Depreciation and amortization                 0.7            0.8             --
                                               -------------  -------------
Total operating expenses                             9.4           10.0           (3.5)
                                               -------------  -------------
Income (loss) from operations                       (1.8)          (2.0)           5.9
Interest (income) expense, net                      (0.6)          (0.5)          31.0
                                               -------------  -------------
Income (loss) before taxes                          (1.2)          (1.5)          16.9
Income tax benefit                                    --             --             --
                                               -------------  -------------
Net income (loss)                                   (1.2)%         (1.5)%         16.9%
                                               =============  =============

      The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:

                          Three months ended March 31,

                          2000                   1999
                 ---------------------- ----------------------
GSA Schedules     $ 44,966       34.8%   $ 43,645       34.8%
IDIQ Contracts      62,164       48.1%     64,818       51.6%
Open Market         13,380       10.4%     14,955       11.9%
Other Contracts      8,752        6.7%      2,131        1.7%
                 ---------------------- ----------------------
  Total           $129,262      100.0%   $125,549      100.0%
                 ====================== ======================

Three Months Ended March 31, 2000 Compared With the Three Months Ended March 31, 1999

      Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. In the first quarter of 2000, sales increased $3.7 million, or 3.0%, from the same period in 1999. This increase was the net resulting from an increase in sales under GSA Schedules and Other Contracts of $1.3 million and $6.6 million, respectively, offset by decreased sales under IDIQ Contracts and Open Market sales of $2.6 million and $1.6 million, respectively. The backlog of orders at March 31, 2000 was approximately $46.5 million, down $5.6 million, or 10.7%, compared to the $52.1 million backlog at March 31, 1999. The backlog represents orders received for which product has yet to ship.

      The Other Contracts sales increase of $6.6 million, or 311.0%, in the first quarter of 2000 was primarily due to a $3.5 million increase in sales of Panasonic equipment through strategic relationships with prime contractors and increased State and Local contract sales of $1.4 million.

      Sales under IDIQ contracts for the quarter ended March 31, 2000 decreased $2.6 million, or 4.0%. This decrease was primarily a result of a $12.4 million decrease in sales under the STAMIS contract, compared to the same period last year, which included Government purchases to implement a non-recurring contract implentaion, and decreased sales under the State Department contract of $5.0 million due to State Department budget reductions occurring in the first quarter of 2000 compared to the same period last year. This decrease was primarily offset by increased sales on the new Ruggedized Portables contract of $4.9 million and increased sales under the SEWP contract of $9.5 million.

      Gross Margin. Gross margin is sales less cost of goods sold, which includes the cost of product sold, freight, warranty maintenance cost and certain other overhead expenses related to the cost of acquiring products. Gross margin percentages vary over time and change significantly depending on the contract vehicle and products involved. The Company's overall gross margin percentages are dependent on the mix and timing of products sold and customer's use of available contract vehicles.

      During the first quarter of 2000, gross margin decreased by approximately $292,000 or 2.9%. Gross margin as a percentage of sales decreased to 7.6% from 8.0% in the first quarter of 1999. The decrease in gross margin is partially attributable to a shift in the mix of contracts being used by customers to purchase products and services coupled with the Government's cautious procurement practice in the first quarter of 2000 due, we believe, to the uncertainties related to Y2K. Additionally, several large contracts won throughout last year are still in start-up phases and they are not yet producing the revenue or the gross margins that typically are achieved as such contracts mature. In addition, competition has continued to put pressure on the Company's margins. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

      Operating Expenses. Total selling, general and administrative expenses for the three months ended March 31, 2000 decreased $436,000, or 3.5%, from the same period in 1999. The reduction in operating expense is primarily the net result of an increase in compensation costs offset by a reduction in other net operating expenses. Expressed as a percentage of total sales, total selling, general and administrative expenses decreased to 8.7% from 9.2%, reflecting the Company's ability to utilize existing facilities and personnel more effectively.

      Interest and Financing Income. The $354,000, or 49%, increase in interest and financing income in the first quarter of 2000, as compared to the same period in 1999, was due primarily to the Company's increased utilization of prompt payment discounts and interest income from late customer payments.

      Interest Expense. The $179,000, or 117%, increase in interest expense in the first quarter of 2000, as compared to the same period in 1999, was due primarily to the Company's increased utilization of the line of credit to finance a seasonal reduction in accounts payable and in increase in other assets.

      Income Tax. No tax benefit was recognized with respect the Company's operating income in the first three months of 2000 as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

Liquidity and Capital Resources

      During the first three months of 2000, the Company's operating activities used $11.6 million of cash, compared to the $16.1 million of cash provided for the same period in 1999. The decrease from year to year relates primarily to the Company's use of strategic payments to generate favorable cash discounts and a timing reduction in accounts payable.

      Investing activities used cash of approximately $1.5 million during the three months ended March 31, 2000 compared to $1.1 million for the same period in 1999 reflecting continued investment in the Company's customer relationship management initiatives.

      During the three months ended March 31, 2000, the Company's financing activities provided cash of approximately $13.0 million, primarily related to increased borrowings under the Company's credit facilities and a payment against a note payable. At March 31, 2000 the Company had approximately $10.8 million available for borrowing under its credit facility.

      On May 2, 1996, the Company executed a three-year credit facility (the "Credit Facility") with a bank (the "Principal Lender"). Additionally, on June 27, 1996, the Company executed a separate facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"). These facilities have been amended periodically to modify some of the terms and conditions as well as the amounts available under the Credit Facility and the Wholesale Financing Facility

      On, November 24, 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75%. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At March 31, 2000, the Company was in compliance with all financial covenants set forth in the credit facility.

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

                         Date: May 15, 2000

                         Government Technology Services, Inc.


                         By: /s/ DENDY YOUNG
                             -------------------------------------------------
                             Dendy Young
                             Chairman and Chief Executive Officer


                         By: /s/ ROBERT D. RUSSELL
                             -------------------------------------------------
                             Robert D. Russell
                             Senior Vice President and Chief Financial Officer