Form 10-Q
period 2000-06-30
GOVERNMENT TECHNOLOGY SERVICES INC
filed 2000-08-14
CIK 850483

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                           COMMISSION FILE NO. 0-19394

                                   GTSI CORP.
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                          Shares Outstanding at August 1, 2000
---------------------------------         ----------------------------------
   Common Stock, $0.005 par value                      9,307,180
===============================================================================

                                   GTSI CORP.

        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000

TABLE OF CONTENTS                                                                          PAGE
------------------                                                                        -----
COVER PAGE..................................................................................1

TABLE OF CONTENTS...........................................................................2

PART I - FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS -

                  Consolidated Balance Sheets as of
                      June 30, 2000 and December 31, 1999...................................3

                  Consolidated Statements of Operations for the
                      Three Months and Six Months Ended June 30, 2000 and 1999..............4

                  Consolidated Condensed Statements of Cash Flows for the
                      Six Months Ended June 30, 2000 and 1999...............................5

                  Notes to Consolidated Financial Statements................................6

       ITEM 2.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..................................10

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............15


PART II - OTHER INFORMATION................................................................16

       ITEM 1.    LEGAL PROCEEDINGS
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ITEM 5.    OTHER INFORMATION
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES.................................................................................17

                                                     GTSI CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)
                                                                                JUNE 30,           DECEMBER 31,
ASSETS                                                                            2000                 1999
                                                                          --------------------- ----------------------
                                                                              (Unaudited)            (Audited)
Current Assets:
     Cash                                                                     $          28         $      149
     Accounts Receivable, net                                                        98,265            125,179
     Merchandise Inventories                                                         35,154             41,483
     Net deferred taxes and other                                                    11,259              6,057
                                                                          --------------------- ----------------------
          Total current assets                                                      144,706            172,868
Property and equipment, net                                                          12,955             12,627
Net deferred taxes and other                                                            864                838
                                                                          --------------------- ----------------------
          Total assets                                                              158,525            186,333
                                                                          ===================== ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to bank                                                    $           -         $    9,479
     Current portion of long-term debt                                                  500                500
     Accounts payable                                                                83,409            103,871
     Accrued liabilities                                                             17,796             14,668
                                                                          --------------------- ----------------------
          Total current liabilities                                                 101,705            128,518
Long-term debt, less current maturities                                               1,000              1,500
Other liabilities                                                                     3,611              3,119
                                                                          --------------------- ----------------------
          Total liabilities                                                         106,316            133,137
                                                                          --------------------- ----------------------

Commitments and contingencies
Stockholders' equity
     Preferred Stock - $0.25 par value; 680,850 shares authorized;
          none issued or outstanding                                                      -                  -
     Common Stock - $0.005 par value; 20,000,000 share authorized
          9,806,084 issued and 9,320,224 outstanding at June 30,
          2000; and 9,806,084 issued and 9,235,043 outstanding at
          December 31, 1999                                                              49                 49
     Capital in excess of par value                                                  43,496             43,687
     Retained earnings                                                               11,014             12,316
     Treasury Stock, 485,140 shares at June 30, 2000; and
          571,041 shares at December 31, 1999, at cost                               (2,350)            (2,856)
                                                                          --------------------- ----------------------
          Total stockholders' equity                                                 52,209             53,196
                                                                          ===================== ======================
          Total liabilities and stockholders' equity                          $     158,525          $ 186,333
                                                                          ===================== ======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                     GTSI CORP.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                         (In thousands, except share data)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                   ----------------------------------- --------------------------------
                                                           2000             1999              2000              1999
                                                   --------------- ------------------- -------------- ------------------

Sales                                                 $   136,613     $    148,760      $   265,875      $   274,309

Cost of Sales                                             124,515          136,514          243,998           251,991
                                                   --------------- ------------------- -------------- ------------------
Gross Margin                                               12,098           12,246           21,877            22,318

Operating expenses                                         11,978           12,345           24,071            24,875
                                                   --------------- ------------------- -------------- ------------------
Income (loss) from operations                                 119              (99)          (2,194)           (2,557)

Interest (income) expense, net                               (154)            (168)            (893)             (733)
                                                   --------------- ------------------- -------------- ------------------
Income (loss) before taxes                                    273               69           (1,301)           (1,824)

Income tax benefit                                              -                -                -                 -
                                                   --------------- ------------------- -------------- ------------------

Net income (loss)                                     $       273       $       69       $   (1,301)     $     (1,824)
                                                   =============== =================== ============== ==================

Basic net income (loss) per share                            0.03             0.01            (0.14)            (0.20)
                                                   =============== =================== ============== ==================
Diluted net income (loss) per share
                                                             0.03             0.01            (0.14)            (0.20)
                                                   =============== =================== ============== ==================

Basis weighted average shares outstanding                   9,336            9,200            9,308             9,332
                                                   =============== =================== ============== ==================

Diluted weighted average shares outstanding                 9,351            9,859            9,308             9,332
                                                   =============== =================== ============== ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   GTSI CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                 --------------------------------------------
                                                                                         2000                  1999
                                                                                 --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          $      (1,301)       $    (1,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                        1,905              1,787
     Accounts receivable                                                                 26,914              1,551
     Merchandise inventories                                                              6,330              8,722
     Other assets                                                                        (5,227)               834
     Accounts payable                                                                   (20,462)            10,308
     Other liabilities                                                                    3,619               (327)
                                                                                 --------------------------------------------
          Net cash provided by operating activities                                      11,778             21,051
                                                                                 --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of property and equipment                                                      (2,233)            (2,244)
     Net proceeds from BTG transaction                                                                         132
                                                                                 --------------------------------------------
          Net cash used in investing activities                                          (2,233)            (2,112)
                                                                                 --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of bank notes, net                                                         (9,480)           (14,889)
     Payments of long term debt, net                                                       (500)                 -
     Proceeds from exercises of stock options and warrants                                  314                 42
                                                                                 --------------------------------------------
          Net cash used in financing activities                                          (9,666)           (14,847)
                                                                                 --------------------------------------------

     Net (decrease) increase in cash                                                       (121)             4,092
     Cash at beginning of period                                                            149                 39
                                                                                 --------------------------------------------
          Cash at end of period                                                   $          28        $     4,131
                                                                                 ============================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                                $         811        $       397
          Income taxes
                                                                                              -                  -

       The Company entered into a transaction with BTG on February 10, 1999, resulting in the following non-cash activities:

         Treasry stock acquired (600,000 shares at $4.9375 per share        $                -          $    2,963
         Option received from BTG to repurchase 1.3 million shares of
              GTSI common stock......................................................         -                            1944
         Reduction in net receivables from BTG.......................................         -                          (1,737)
         Note payable to BTG.........................................................         -                          (2,000)
                                                                                                                          (1170)
         Assumption of contract warranty liabilities.................................         -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           GTSI CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

       The accompanying unaudited, consolidated financial statements of GTSI Corp. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 1999 and the accompanying Notes to the Financial Statements, contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

       Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

       New Accounting Pronouncements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt the guidance in SAB No. 101 no later than the fourth quarter of fiscal year 2000, with the guidance being effective January 1, 2000. The SEC staff may issue additional guidance later this fiscal year, which may change the Company's interpretation of SAB No. 101. The Company is currently assessing, and has not yet determined, the impact of SAB No. 101 on its financial statements.

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

       Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At June 30, 2000, the Company was in compliance with all financial covenants set forth in the credit facility.

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

OVERVIEW

       GTSI Corp. ("GTSI" or the "Company") is a leading business to Government marketer (B2G) of microcomputer and Unix workstation hardware, software and networking products to the Federal government market. The Company currently offers access to over 150,000 information technology products from more than 2,100 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

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

                                                                                                PERCENTAGE
                                                                                                  CHANGE
                                                                                         --------------------------
                                                      PERCENTAGE OF SALES                   THREE         SIX
                                        ------------------------------------------------
                                                                                            MONTHS       MONTHS
                                                 THREE                    SIX               ENDED        ENDED
                                             MONTHS ENDED             MONTHS ENDED         JUNE 30,     JUNE 30,
                                               JUNE 30,                 JUNE 30,           1999 TO      1999 TO
                                           2000        1999         2000        1999         2000         2000
                                        ------------------------ ----------------------- --------------------------

Sales                                     100.0%      100.0%       100.0%      100.0%       (8.2%)       (3.1)
Cost of sales                              91.1        91.8         91.8        91.9        (8.8)        (3.2)
                                        ----------- ------------ ----------- -----------
Gross margin                                8.9         8.2          8.2         8.1        (1.2)        (2.0)
                                        ----------- ------------ ----------- -----------
Operating expenses:
       Selling, general, and
          administrative                    8.1         7.8          8.3         8.4        (4.9)        (4.0)
       Depreciation and amortization        0.7         0.5          0.7         0.7         2.6          6.6
                                        ----------- ------------ ----------- -----------
Total operating expenses                    8.8         8.3          9.0         9.1        (3.0)        (3.2)
                                        ----------- ------------ ----------- -----------
Income (loss)  from operations              0.1        (0.1)        (0.8)       (1.0)      220.4         14.2
Interest (income) expense, net             (0.1)       (0.1)        (0.3)       (0.3)       (8.6)        21.8
                                        ----------- ------------ ----------- -----------
Income (loss)  before taxes                 0.2        (0.0)        (0.5)       (0.7)      298.6         28.7
Income tax benefit                           -           -            -           -
                                        ----------- ------------ ----------- -----------
Net income (loss)                           0.2        (0.0)        (0.5)       (0.7)      298.6         28.7
                                        =========== ============ =========== ===========



       The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:


                                Three months ended June 30,                       Six months ended June 30,
                      ------------------------------------------------ ------------------------------------------------
                               2000                     1999                    2000                     1999
                      -----------------------  ----------------------- -----------------------  -----------------------

GSA Schedules          $ 51,754        37.9%   $  61,223        41.2%   $ 96,721        36.4%   $ 104,868      38.2%
IDIQ Contracts           64,051        46.9%      68,883        46.3%    126,214        47.5%     133,700      48.7%
Open Market              14,571        10.7%      14,981        10.1%     27,951        10.5%      29,936      10.9%
Other Contracts           6,237         4.5%       3,673         2.4%     14,989         5.6%       5,805       2.2%
                      -----------------------  ----------------------- -----------------------  -----------------------
  Total                 136,613       100.0%    148,760        100.0%    265,875        100.0%    274,309     100.0%
                      =======================  ======================= =======================  =======================

THREE MONTHS ENDED JUNE 30, 2000 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 1999

       Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the quarter were $136.6 million, compared to $148.8 million in the second quarter of 1999. Revenues decreased primarily as a result of delayed purchases of enterprise software in several large agency accounts.


       Gross Margin. Gross margin is sales less cost of goods sold, which includes product purchase cost, freight, warranty maintenance cost and certain other overhead expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the contract vehicle and the mix of product sold. Gross margin in the current quarter increased by 0.7 percentage points to 8.9%, compared to a gross margin of 8.2% in the second quarter of 1999. The increase in gross margin percentage is in part due to lower inventory obsolescence charges, as a result of better inventory management and lower customer returns. In addition, freight charges and warranty expenses were lower this quarter versus the second quarter of 1999. Freight charges were lower due primarily to a change in the mix of sales among contract vehicles, and warranty expense was favorable due primarily to better warranty experience.


       Operating Expenses. Total operating expenses for the three months ended June 30, 2000 decreased $367,000, or 3.0%, from the same period in 1999. The reduction in operating expense is primarily the net result of a decrease in compensation costs offset by a net increase in other operating expense, including an increase in depreciation expense. Expressed as a percentage of total sales, total operating expenses increased to 8.8% from 8.3% in the prior period. Since operating expenses decreased from the same period in 1999, the increase as a percentage of sales is due to the reduced level of sales in the quarter compared with the same period a year ago.

       Interest Expense. The $14,000 decrease in net interest income in the second quarter of 2000 was comparable to the same period in 1999 due primarily to the Company's continued utilization of prompt payment discounts.

       Income Tax. No income tax expense was recorded in the second quarter since the Company has a net loss on a year-to-date basis. Also, no tax benefit was recognized with respect the Company's loss in the first six months of 2000 as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


SIX MONTHS ENDED JUNE 30, 2000 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 1999

       Sales. In the six month period ended June 30, 2000, revenues were $265.9 million, compared to $274.3 million in the same period in 1999. The 3.1% decline in revenue was primarily due to a combination of delayed purchases of enterprise software in several large agency accounts in the current quarter and by slower sales related to the Y2K concerns by customers in the first quarter of 2000.

       Gross Margin. During the first six months of 2000, gross margin dollars decreased by approximately $441,000 or 2.0%, from the same period in 1999. However, gross margin as a percentage of sales increased by one tenth of a percentage point to 8.2% from 8.1% in the same period of 1999. The reduction in gross margin dollars is primarily attributable to a lower volume in the current period versus the same period in 1999. The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

       Operating Expenses. Total operating expenses for the first six months of 2000 decreased by $804,000, or 3.2%, from the same period in 1999. The reduction in operating expenses is primarily the net result of an increase in depreciation charges and a relative increase in reserves for bad debts, which were more than offset by reductions in other net operating expenses. Expressed as a percentage of total sales, total operating expenses remained approximately the same as in the first six months of 1999 at 9.1%, reflecting the Company's ability to match operating expenses with the reduced level of sales. The ability to maintain the relationship of operating expenses to sales in the current period is not indicative of the ability to maintain this relationship in future periods.

       Interest Expense. The $159,833 increase in net interest income in the first six months of 2000 as compared to the same period in 1999 was due primarily to the Company's increased utilization of prompt payment discounts in the first quarter of 2000.

       Income Tax. No tax benefit was recognized with respect the Company's loss in the first six months of 2000 as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


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

       New Accounting Pronouncements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt the guidance in SAB No. 101 no later than the fourth quarter of fiscal year 2000, with the guidance being effective January 1, 2000. The SEC staff may issue additional guidance later this fiscal year, which may change the Company's interpretation of SAB No. 101. The Company is currently assessing, and has not yet determined, the impact of SAB No. 101 on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

       During the first six months of 2000, the Company's operating activities provides $11.8 million of cash flow, compared to the $21.1 million of cash flow provided for the same period in 1999. The decrease from year to year relates primarily to the Company's use of strategic payments to generate favorable cash discounts and also reflects the timing of payments made on accounts payable balances outstanding at year end 1999.

       Investing activities used cash of approximately $2.2 million during the six months ended June 30, 2000 compared to $2.1 million for the same period in 1999 reflecting continued investment in the Company's Customer Relationship Management initiatives.

       During the six months ended June 30, 2000, the Company's financing activities used cash of approximately $9.7 million, primarily related to increased borrowings under the Company's Credit Facilities and payment against a note payable. At June 30, 2000 the Company had approximately $20 million available for borrowing under its credit facility.

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

       Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At June 30, 2000, the Company was in compliance with all financial covenants set forth in the credit facility.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Company's Annual Meeting of Stockholders was held on May 16, 2000 and reconvened on June 20, 2000.

       (b) At said Annual Meeting, the Company's stockholders: (1) changed the Company's name from Government Technology Services, Inc. to GTSI Corp.; (2) amended the Company's Certificate of Incorporation to create a classified board of directors and to change certain stockholders rights; (3) elected six members to serve on the Company's Board of Directors; and (4) amended the 1991 employee stock purchase plan to extend its term to November 7, 2001 and increased by 500,000 the number of shares issuable thereunder.

                                                                              Votes
                                                            Votes          Withheld or
                                                             For             Against          Abstentions
                                                     ----------------   ----------------  -----------------

CHANGE OF COMPANY NAME:                                   7,281,137              13,832          17,930

Amendments to Certificate of                              4,842,870          1,763,207           70,359
INCORPORATION:
(Broker non-vote:  636,463)

DIRECTORS:
     Lee Johnson                                          7,037,719             275,180             -
     Steven Kelman, Ph.D.                                 7,035,694             277,205             -
     James J. Leto                                        7,040,214             272,685             -
     Lawrence J. Schoenberg                               7,033,419             279,480             -
     John M. Toups                                        7,037,519             275,380             -
     M. Dendy Young                                       7,039,336             273,910             -

Increase in 1991 Employee Stock                           4,401,559             966,234          28,515
Purchase Plan:
      (Broker non-vote:  1,916,551)

ITEM 5.   OTHER INFORMATION - Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits:

              10.47 Government Technology Services, Inc. 1991 Employee Stock Purchase Plan, as amended.

              11.1   Computation of Earnings Per Share.

              27     Financial Data Schedule.

       (b)    Reports on Form 8-K:

              None.



                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Date:   August 15, 2000
                         GTSI CORP.



                         By:   /s/ DENDY YOUNG
                             ---------------------------------------------------
                                 Dendy Young
                                 Chairman and Chief Executive Officer



                         By:   /s/ ROBERT D. RUSSELL
                             ---------------------------------------------------
                               Robert D. Russell
                               Senior Vice President and Chief Financial Officer