Form 10-Q
period 2000-09-30
GTSI CORP
filed 2000-11-14
CIK 850483

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


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                          COMMISSION FILE NO. 0-19394

                                   GTSI CORP.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                54-1248422
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification Number)


                          3901 STONECROFT BOULEVARD
                          CHANTILLY, VA 20151-1010

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                              Shares Outstanding at November 1, 2000
----------------------------------------          ---------------------------------------------
     Common Stock, $0.005 par value                                 7,903,432

                                   GTSI CORP.

      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000


TABLE OF CONTENTS                                                                           PAGE
-----------------                                                                           ----

COVER PAGE.....................................................................................1

TABLE OF CONTENTS..............................................................................2

PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS -

               Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999.....................................3

               Consolidated Condensed Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 2000 and 1999...............4

               Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999................................5

               Notes to Consolidated Condensed Financial Statements............................6

      ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................................9

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................15


PART II - OTHER INFORMATION...................................................................16

      ITEM 1.  LEGAL PROCEEDINGS
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
      ITEM 4.  OTHER INFORMATION
      ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES....................................................................................17

                                   GTSI CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      SEPTEMBER 30,           DECEMBER 31,
ASSETS                                                                                    2000                    1999
                                                                                 ------------------------------------------------
                                                                                       (Unaudited)              (Audited)
Current assets:
 Cash                                                                             $               85     $               149
 Accounts receivable, net                                                                    148,720                 125,179
 Merchandise inventories                                                                      55,401                  41,483
 Other current assets                                                                         12,195                   6,057
                                                                                 -------------------     -------------------
  Total current assets                                                                       216,401                 172,868
Property and equipment, net                                                                   17,305                  12,627
Other assets                                                                                     864                     838
                                                                                 -------------------     -------------------
  Total assets                                                                    $          234,570     $           186,333
                                                                                 ===================     ===================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Notes payable to bank                                                            $              -       $             9,479
 Current portion of note payable                                                                 500                     500
 Accounts payable                                                                            151,688                 103,871
 Accrued warranty liabilities                                                                  8,585                   9,135
 Other accrued expenses                                                                       10,909                   5,533
                                                                                  -------------------     -------------------
  Total current liabilities                                                                  171,682                 128,518
Note payable, less current maturities                                                          1,000                   1,500
Other liabilities                                                                              4,336                   3,119
                                                                                 -------------------     -------------------
  Total liabilities                                                                          177,018                 133,137
                                                                                 -------------------     -------------------
Commitments and contingencies
Stockholders' equity
 Preferred Stock - $0.25 par value; 680,850 shares authorized;
  none issued or outstanding                                                                     -                       -
 Common Stock - $0.005 par value; 20,000,000 share authorized 9,806,084 issued and 9,203,432 outstanding at September 30, 2000; and 9,806,084 issued and
  9,235,043 outstanding at December 31, 1999                                                      49                      49
 Capital in excess of par value                                                               43,496                  43,687
 Retained earnings                                                                            16,673                  12,316
 Treasury Stock, 602,652 shares at September 30, 2000; and
  571,041 shares at December 31, 1999, at cost                                                (2,666)                 (2,856)
                                                                                 -------------------     -------------------
  Total stockholders' equity                                                                  57,552                  53,196
                                                                                 -------------------     -------------------
  Total liabilities and stockholders' equity                                      $          234,570     $           186,333
                                                                                 ===================     ===================




   The accompanying notes are an integral part of these consolidated financial statements.

                                   GTSI CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                             ----------------------------------------------
                                              2000        1999         2000         1999
                                             ----------------------------------------------
Sales                                      $ 206,426  $  194,494  $   472,301  $   468,803

Cost of sales                                188,078     181,002      432,075      432,994
                                             -------  ----------  -----------  -----------

Gross margin                                  18,348      13,492       40,226       35,809

Operating expenses                            13,740      11,102       37,811       35,977
                                             -------  ----------  -----------  -----------

Income (loss) from operations                  4,608       2,390        2,415         (168)

Interest income, net                          (1,049)       (358)      (1,942)      (1,091)
                                             -------  ----------  -----------  -----------

Income before taxes                            5,657       2,748        4,357          923

Income tax provision                              -           -            -            -
                                             -------  ----------  -----------  -----------

Net income                                 $   5,657  $    2,748  $     4,357  $       923
                                             =======  ==========  ===========  ===========

Basic net income per share                 $    0.61  $     0.30  $      0.47  $      0.10
                                             =======  ==========  ===========  ===========

Diluted net income per share               $    0.61  $     0.30  $      0.46  $      0.10
                                             =======  ==========  ===========  ===========

Basic weighted average shares outstanding      9,256       9,211        9,290        9,291
                                             =======  ==========  ===========  ===========

Diluted weighted average shares outstanding    9,305       9,308        9,490        9,406
                                             =======  ==========  ===========  ===========




   The accompanying notes are an integral part of these consolidated financial statements.

                                   GTSI CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                      -----------------------
(In thousands, except share data)                                       2000          1999
                                                                      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  4,357       $    923
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                      2,886          2,627
     Accounts receivable                                              (23,541)       (28,426)
     Merchandise inventories                                          (13,918)       (16,005)
     Other assets                                                      (6,163)            96
     Accounts payable                                                  47,817         57,781
     Other liabilities                                                  6,043            861
                                                                      -------        -------
          Net cash provided by operating activities                    17,481         17,857
                                                                      -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of property and equipment                                    (3,235)        (3,125)
     Cost of leased assets                                             (4,330)             -
     Net proceeds from BTG transaction                                      -            132
                                                                      -------        -------
          Net cash used in investing activities                        (7,565)        (2,993)
                                                                      -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of bank notes, net                                       (9,479)       (14,889)
     Payment of note payable                                             (500)            -
     Proceeds from exercises of stock options and warrants                531             42
     Payments of stock repurchase                                        (532)            -
                                                                      -------        -------
          Net cash used in financing activities                        (9,980)       (14,847)
                                                                      -------        -------
     Net (decrease) increase in cash                                      (64)            17
     Cash at beginning of period                                          149             39
                                                                      -------        -------
          Cash at end of period                                      $     85       $     56
                                                                      =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                        840            431
          Income taxes                                                     -              -
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
The company entered into a transaction with BTG on February 10,
1999, resulting in the following non-cash activities:
Treasury stock acquired (600,000 shares at $4.9375 per share)              -           2,963
Option received from BTG to repurchase 1.3 million shares of
        GTSI common stock                                                  -           1,944
Reduction in net receivables from BTG                                      -          (1,737)
Note payable to BTG                                                        -          (2,000)
Assumption of contract warranty liabilities                                -          (1,170)




   The accompanying notes are an integral part of these consolidated financial statements.

                                   GTSI CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

        New Accounting Pronouncements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt the guidance in SAB No. 101 no later than the fourth quarter of fiscal year 2000, with the guidance being effective January 1, 2000. The Company is currently assessing, and has not yet determined, the impact of SAB No. 101 on its financial statements. Based on its preliminary assessment, the Company does not believe that the adoption of SAB No. 101 will have a material impact on its annually reported revenues or its results of operations. However, the adoption of SAB No 101 may materially impact the timing of revenue and gross margin recognition between the Company's fiscal quarters within an annual period based on its shipping and acceptance terms.

The Emerging Issues Task Force (EITF) has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. The Company is currently assessing, and has not yet determined, the impact of EITF No. 99-19 on its financial statements. The Company is required to adopt the guidance in EITF No. 99-19 no later than the fourth quarter of fiscal year 2000. The impact, if any, of adopting the guidance in EITF No. 99-19, would require comparative financial statements for all prior periods to be reclassified.

2.  NOTES PAYABLE TO BANKS

        On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with the other lenders for an additional $55.0 million (collectively, the "Credit Facility"). Additionally, on September 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility").

        On July 28, 1997, the Company and its banks executed the Third Amended and Restated Business Credit and Security Agreement (the "Credit Agreement") to modify some of the terms and conditions, as well as the amounts available under the Credit Facility and the Wholesale Financing Facility. These modifications included the revision of the Credit Facility's term to one year with a one year automatic renewal.

        On, March 31, 1999, the Third Amended and Restated Business Credit Agreement of July 28, 1997 was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending March 31, 1999 and each calendar quarter thereafter. All other material terms of the Credit Agreement remained the same.

        On, November 24, 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though September 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75%. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

        Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At September 30, 2000, the Company was in compliance with all financial covenants set forth in the credit facility.

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

5.  SUBSEQUENT EVENT

In October 2000, the Company repurchased 1.3 million shares of its common stock for $4.25 per share from BTG, Inc.

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

OVERVIEW

        GTSI Corp. ("GTSI" or the "Company") is a leading business to Government marketer (B2G) of microcomputer and Unix workstation hardware, software and networking products to the Federal government market. The Company currently offers access to over 150,000 information technology products from more than 2,100 manufacturers. GTSI also performs product configuration and network integration services, including installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer workstation and minicomputer products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a cost effective marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

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

        The Company's primary strategy is to focus on its core government-wide acquisition contracts (GWACs), such as GSA Schedule and IDIQ business, and to compete aggressively on bids in order to win as many contract vehicles as possible under the various purchasing programs available to it in the government market. With these contract vehicles in place, it is then possible for the Company to use its significant product base, pro-active marketing skills, and customer knowledge to educate customers and to sell products, that both meet customers' requirements and provide an attractive financial return to the Company.

        The Company executes a broad range of marketing activities including shows, events, print advertising, direct mail, print collateral, public realtions, executive contact, outbound telemarketing e-mail, and web advertising. The Company then facilitates the resulting sales with a broad range of customer-centric contract vehicles, pre-sales engineers, field sales, inside sales, and web-based transactions. The Company has invested heavily in building a sophisticated web site that enables the user to choose between multiple contracts for optimal price, terms, and conditions.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.

                                                                               PERCENTAGE
                                                                                 CHANGE
                                                                         -----------------------
                                          PERCENTAGE OF SALES              THREE       NINE
                                 --------------------------------------- -----------------------
                                                                          MONTHS        MONTHS
                                       THREE                NINE          ENDED         ENDED
                                    MONTHS ENDED        MONTHS ENDED   SEPTEMBER 30, SEPTEMBER 30,
                                   SEPTEMBER 30,       SEPTEMBER 30,     1999 TO       1999 TO
                                   2000      1999      2000      1999      2000          2000
                                 ------------------- ------------------- ----------   ------------
Sales                             100.0%    100.0%    100.0%    100.0%      6.1%        0.7%
Cost of sales                      91.1%     93.1%     91.5%     92.4%      3.9%       -0.2%
                                 --------  --------  --------  --------
Gross margin                        8.9%      6.9%      8.5%      7.6%     36.0%       12.3%
                                 --------  --------  --------  --------
Operating expenses:
  Selling, general, and             6.2%      5.3%      7.4%      7.1%     22.9%        4.2%
  administrative
  Depreciation and amortization     0.5%      0.4%      0.6%      0.5%     11.3%       13.0%
                                 --------  --------  --------  --------
Total operating expenses            6.7%      5.7%      8.0%      7.6%     23.8%        5.1%
                                 --------  --------  --------  --------
Income from operations              2.2%      1.2%      0.5%      0.0%     92.8%     1537.5%
Interest income, net               -0.5%     -0.2%     -0.4%     -0.2%    193.0%       78.0%
                                 --------  --------  --------  --------
Income before taxes                 2.7%      1.4%      0.9%      0.2%    105.9%      372.0%
Income tax provision                0.0%      0.0%      0.0%      0.0%      0.0%        0.0%
                                 --------  --------  --------  --------
Net income                          2.7%      1.4%      0.9%      0.2%    105.9%      372.0%
                                 ========  ========  ========  ========

        The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:

                            Three months ended September 30,                          Nine months ended September 30,
                 -------------------------------------------------------  --------------------------------------------------------
                            2000                        1999                         2000                         1999
                 --------------------------- ---------------------------  ---------------------------  ---------------------------
GSA Schedules    $      74,381        36.0%  $      83,396        42.9%   $     171,103        36.2%   $     188,060        40.1%
IDIQ Contracts         100,461        48.7%         83,723        43.0%         226,675        48.0%         217,629        46.4%
Open Market             22,916        11.1%         22,580        11.6%          50,867        10.8%          52,515        11.2%
Other Contracts          8,668         4.2%          4,795         2.5%          23,656         5.0%          10,599         2.3%
                 --------------------------- ---------------------------  ---------------------------  ---------------------------
  Total          $     206,426       100.0%  $     194,494       100.0%   $     472,301       100.0%   $     468,803       100.0%
                 =========================== ===========================  ===========================  ===========================


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

        Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the third quarter 2000 were $206.4 million, compared to $194.5 million in the third quarter of 1999, or an increase of 6.1%.

        Gross Margin. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other overhead expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicle and the mix of product sold. Gross margin in the current quarter increased by 2.0 percentage points to 8.9%, compared to a gross margin of 6.9% in the third quarter of 1999. The increase in gross margin percentage is primarily due to an increase in contract gross margin, but better warranty experience, lower software license sales, which typically have a lower sales margin, lower inventory obsolescence costs, including net costs associated with customer returns, and lower freight charges also contributed to the increase compared to the same quarter in 1999.

Operating Expenses. Total operating expenses for the three months ended September 30, 2000 increased $2.6 million, or 23.8%, from the same period in 1999. The increase in operating expense is primarily the net result of a increase in compensation costs related to an increase in the number of employees over the third quarter of 1999. Expressed as a percentage of total sales, total operating expenses increased to 6.7% from 5.7% in the prior period.

        Interest Expense. Net interest income in the third quarter of 2000 increased $691,000 compared to the same period in 1999 due primarily to the Company's continued utilization of prompt payment discounts.

        Income Tax. No provision for income tax has been recognized with respect the Company's income from operations for the third quarter of 2000 due to the reversal of tax valuation allowance that fully offset the Company's current tax expenses for the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

        Sales. In the nine month period ended September 30, 2000, revenues were $472.3 million, compared to $468.8 million in the same period in 1999, or a 0.7% increase. Revenue in the period was negatively affected by the inability of certain vendors to ship products in a timely manner, purportedly due to parts shortages. These delays contributed to a $32 million increase in the Company's backlog of orders versus September 30, 1999.

        Gross Margin. During the first nine months of 2000, gross margin dollars increased by approximately $4.4 million or 12.3%, from the same period in 1999. Gross margin as a percentage of sales increased by 0.9% to 8.5% from 7.6% in the same period of 1999. The increase in gross margin dollars is primarily due to better warranty experience, lower inventory obsolescence charges, including net costs associated with customer returns.

        The change in gross margin percentages can be impacted by a variety of factors and is not necessarily indicative of gross margin percentages to be earned in future periods.

        Operating Expenses. Total operating expenses for the first nine months of 2000 increased by $1.8 million, or 5.1%, from the same period in 1999. The increase in operating expenses is primarily the net result of an increase in compensation costs related to additional personnel relative to the same period in 1999. Expressed as a percentage of total sales, total operating expenses increased to 8.0% from 7.6% for the first nine months of 1999.

        Interest Expense. The $851,000 increase in net interest income in the first nine months of 2000 as compared to the same period in 1999 was due primarily to the Company's increased utilization of prompt payment discounts.

        Income Tax. No provision for income tax has been recognized with respect the Company's income from operations for the first nine months of 2000 due to the reversal of tax valuation allowance that fully offset the Company's current tax expenses for the first nine months of 2000.


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

        New Accounting Pronouncements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt the guidance in SAB No. 101 no later than the fourth quarter of fiscal year 2000, with the guidance being effective January 1, 2000. The Company is currently assessing, and has not yet determined, the impact of SAB No. 101 on its financial statements. Based on its preliminary assessment, the Company does not believe that the adoption of SAB No. 101 will have a material impact on its annually reported revenues or its results of operations. However, the adoption of SAB No. 101 may materially impact the timing of revenue and gross margin recognition between its fiscal quarters within an annual period based on its shipping and acceptance terms.

The Emerging Issues Task Force (EITF) has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. The Company is currently assessing, and has not yet determined, the impact of EITF No. 99-19 on its financial statements. The Company is required to adopt the guidance in EITF No. 99-19 no later than the fourth quarter of fiscal year 2000. The impact, if any, of adopting the guidance in EITF No. 99-19, would require comparative financial statements for all prior periods to be reclassified.

LIQUIDITY AND CAPITAL RESOURCES

        During the first nine months of 2000, the Company's operating activities provided $17.5 million of cash flow, compared to the $17.9 million of cash flow provided for the same period in 1999. The decrease from year to year relates primarily to the Company's use of strategic payments to generate favorable cash discounts and also reflects the timing of payments made on accounts payable balances outstanding at year end 1999.

        Investing activities used cash of approximately $7.6 million during the nine months ended September 30, 2000 compared to $3.0 million for the same period in 1999 reflecting continued investment in the Company's computers and software, including Customer Relationship Management initiatives.

        During the nine months ended September 30, 2000, the Company's financing activities used cash of approximately $10 million, primarily related to increased borrowings under the Company's Credit Facilities and payment against a note payable. At September 30, 2000 the Company had approximately $50 million available for borrowing under its credit facility.

        On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with the other lenders for an additional $55.0 million (collectively, the "Credit Facility"). Additionally, on September 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility").

        On July 28, 1997, the Company and its banks executed the Third Amended and Restated Business Credit and Security Agreement (the "Credit Agreement") to modify some of the terms and conditions, as well as the amounts available under the Credit Facility and the Wholesale Financing Facility. These modifications included the revision of the Credit Facility's term to one year with a one year automatic renewal.

        On, March 31, 1999, the Third Amended and Restated Business Credit Agreement of July 28, 1997 was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending March 31, 1999 and each calendar quarter thereafter. All other material terms of the Credit Agreement remained the same.

        On, November 24, 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though September 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75%. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

        Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At September 30, 2000, the Company was in compliance with all financial covenants set forth in the credit facility.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS - Inapplicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - Inapplicable.

ITEM 4.    OTHER INFORMATION - Inapplicable.

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

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



                              Date:   November 14, 2000
                              GTSI Corp.



                              By: /s/ DENDY YOUNG
                                  ------------------------------------------
                                  Dendy Young
                                  Chairman and Chief Executive Officer



                              By: /s/ ROBERT D. RUSSELL
                                  ------------------------------------------
                                  Robert D. Russell
                                  Senior Vice President and Chief Financial
                                  Officer