Form 10-K
period 2000-12-31
GTSI CORP
filed 2001-03-30
CIK 850483

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                             ----------------------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000          Commission File No. 0-19394

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

                                 YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 1, 2001, as reported on The Nasdaq Stock Market, was $37,855,520.

      The number of shares outstanding of the registrant's Common Stock on March 1, 2001, was 8,130,481.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders scheduled to be held on May 15, 2001 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1. BUSINESS.

The Company

      GTSI Corp., a Delaware Corporation ("GTSI" or the "Company"), is a leading business to Government marketer (B2G) of microcomputer and Unix workstation hardware, software and networking products. (Unless the context indicates otherwise, all references herein to the capitalized term "Government" shall refer to the U.S. Federal Government, and all references herein to the non-capitalized term "government" shall refer generally to any federal, state or municipal government.) The Company was incorporated in 1983.

      GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation solutions through its broad selection of popular products and services at competitive prices. The Company specializes in understanding both the various information technology needs and the procurement processes of Government customers. GTSI sells to most departments and agencies of the Government, state governments and systems integrators and prime contractors selling to the government market. In 2000, GTSI's sales directly to Government agencies, to prime contractors for resale to Government agencies and to state and local government agencies accounted for 89%, 8% and 3% of sales, respectively.

      GTSI currently offers access to approximately 250,000 information technology products from approximately 1,300 manufacturers, including Hewlett-Packard Company ("Hewlett-Packard"), Microsoft Corporation ("Microsoft"), Panasonic Personal Computer Company (a division of Matsushita Electric Corporation of America), Compaq Computer Corporation ("Compaq"), Sun Microsystems, Inc. ("Sun"), CISCO Systems Incorporated ("CISCO"), International Business Machines Corp. ("IBM"), Apple Computer, Inc. ("Apple") and Toshiba America Information Systems, Inc. ("Toshiba"). The Company provides its vendors with a low-cost marketing and distribution channel to the many end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

      GTSI fulfills customer orders from its state-of-the-art 200,000-square foot distribution center located in Chantilly, Virginia, near Dulles International Airport and Washington, D.C. In addition to the normal distribution functions, activities at the center include stocking of popular items for fast delivery, customizing equipment through the integration of various hardware and software components, and specialized services such as providing source acceptance inspections and documentation. The distribution center has the capability of supporting approximately $1.5 billion in shipments per year. This includes the capacity to integrate hardware at an estimated rate of 1,600 to 1,800 units per day, including functional and diagnostic testing of all integrated components. In 1998, the Company's distribution and integration operations achieved ISO 9002 certification. The Company also subleases a 10,000 square foot distribution center in Chattanooga, Tennessee. In addition to being able to ship to any of the 48 contiguous states overnight, the center's location in the Washington, D.C. metropolitan area allows for expedited deliveries to anywhere in the world.

      "GTSI" is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.

Business Strategy

      GTSI is committed to, and focused on, the government customer. The Company's business strategy is to continue to focus on higher-end product-based solutions, to broaden its product offering, to remain a low-cost, high-reliability provider of commodity products. The Company also focuses on bringing new technologies to government customers by concentrating on the following elements:

      Focus on the Government Market. Because of its historical focus on the Government market, GTSI has developed the expertise and established the vendor and customer relationships necessary to be a leader in this market. As a result, GTSI's marketing and sales force is effective at reaching and servicing the Government market, which consists of procurement and contracting officers, information resource managers, systems integrators, value-added resellers ("VARs"), prime contractors and a wide array of end users. In addition, by focusing on the Government market, the Company has avoided the significant costs of commercial retail outlets and the potentially higher credit risk associated with selling solely or primarily to commercial entities.

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

      Focus on Customer Service. In the Company's process orientation and interaction with its many customers, Company employees focus on attempting to provide high quality customer service(s) associated with the order, delivery, installation and repair of microcomputer and workstation products. By following a "one person - one transaction - one time" approach to customer service, the Company's employees strive to ensure customer satisfaction and thereby increase the possibilities for future business. In 2000, the Company implemented the Siebel Customer Relationship Management system to its customer support organization and sales organization.

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

The Government Procurement Process

      The Company's 2000 revenues were derived primarily from sales directly to departments and agencies of the government and to prime contractors reselling to the government market. The Company achieves these sales primarily through contracts with the government and through open market sales. Company contracts with the government include General Services Administration ("GSA") schedule contracts, BPAs and indefinite dealing/indefinite quantity contracts.

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

      GTSI's GSA Schedule contracts require the Government to pay for product shipped under the contracts within 30 days of acceptance by the Government. The GSA Schedule contracts also permit payment by Government-issued credit cards. When payment is made by credit card, the Company usually receives payment in less than 30 days. The Government may require GTSI to accept returns only of incorrectly shipped product. GTSI's GSA Schedule contracts require GTSI to pass on to customers the vendor's warranty and to provide for on-site or depot maintenance at a pre-paid fixed fee. GTSI's GSA Schedule contracts also contain price reduction clauses requiring, among other things, that GTSI pass on to Government customers certain reduced prices GTSI may receive from its vendors during a contract's term but prohibiting GTSI to pass on vendor price increases for a period of one year. To mitigate the potential adverse impact of any such price increase, the Company requires substantially all vendors acting as suppliers to GTSI under its GSA Schedule contracts to provide GTSI with supply and price protection. The GSA Schedule includes an economic price adjustment clause that permits the Company to adjust contract prices upward if certain conditions have been satisfied after a period of one year.

      Blanket Purchase Agreements

      Historically, the Company has held numerous BPA's with federal agencies. A BPA is a simplified but non-mandatory, fixed price, IDIQ contract for the Government to purchase products, usually by establishing charge accounts with qualified sources. Agencies typically enter into BPA's for similar products with several companies. BPA's generally include a list of products at established prices, individual purchase limits for authorized purchasers, and other pre-negotiated terms and conditions. Purchases under BPA's are often paid for with a Government-issued credit card.

      In 1996, the GSA authorized agencies to enter into BPA's with GSA Schedule holders. The GSA-authorized BPA's incorporate many terms and conditions of the GSA Schedule contracts, and incorporate many products offered on GSA Schedule contracts, often at lower prices than available on the GSA Schedules. The Company normally enters into separate agreements with vendors in order to offer reduced BPA prices to the Government. The BPA sales vehicle allows the Company to focus specific vendor relationships on specific sets of customers. In response to the GSA's authorization, the Company has increased its emphasis on BPA's.

      Formal Bids

      Many Government purchases of computer products and services are made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. In addition to its GSA Schedule and open market business, GTSI also pursues formal Government bids. Substantially all of these bids are awarded on the basis of "best value" to the Government (which, depending on the bid, can be a combination of price, technical expertise, past performance on other Government contracts and other factors), GTSI seeks to use its vendor contacts, purchasing power, distribution strength and procurement expertise to compete successfully for the business. These major procurements can exceed millions of dollars in total revenues, span many years, and provide a purchasing vehicle for many agencies. The vast majority of the contracts pursued by GTSI have been fixed-price (i.e., at the time of initial award, the end-user selling prices are set for the duration of the contract at a specified level or at specified levels varying over time) and IDIQ (i.e., the contract provides no pre-set delivery schedules or minimum purchase levels). In some cases, various agencies levy a fee on purchases made by departments outside of the agency which awarded the contract. These fees are collected by the Company, and as under the GSA Schedule contract, remitted to the respective agency on a contract specified payment schedule.

      GTSI's bids group is responsible for evaluating bid opportunities, identifying key products or services needed to respond to bids, negotiating favorable agreements with suppliers and subcontractors, preparing written responses to the solicitation document, satisfying all mandatory technical requirements and, in general, successfully managing the proposal effort. GTSI's competitors for these contracts typically include major systems integrators, computer manufacturers and a variety of other systems integrators, VARs and commercial resellers.

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

      Government Market Considerations

      A substantial portion of the Company's contracts are fixed-price and IDIQ. The uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, that may result from such contracts.

      Under applicable Government regulations GTSI qualified as a "small business" under several of the contracts it held during 2000 by virtue of it being a non-manufacturing entity with a rolling average over the prior 12 months of 500 or fewer employees at the time of contract award. As a small business, GTSI enjoyed a number of significant benefits, including being able to: compete for designated small business set-aside contracts; bid pursuant to preferential small purchase procedures for open market purchases under $100,000 directed to non-manufacturer small businesses; qualify as a small business subcontractor to prime contractors on contracts over $500,000 in which the prime contractor must submit to the Government a small business subcontracting plan; offer Government agencies the advantage of having their purchases from GTSI count toward fulfilling their internal small purchase goals; and avoid having to establish small business subcontracting plans in order to compete for certain large Government contracts.

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

      Noncompliance with Government procurement regulations or contract provisions could result in termination of Government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the Government and even civil or criminal liability. During the term of any suspension or debarment by any Government agency, the contractor could be prohibited from competing for, or being awarded any contract by any Government agency. In addition, substantially all of the Company's Government contracts are terminable at any time at the convenience of the Government or upon default. Upon termination of a Government contract for default, the Government may also seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The effect of any of these possible Government actions or the adoption of new or modified procurement regulations or practices could adversely affect the Company.

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

      The industry in which the Company conducts its business, as well as the geographic location of the Company's headquarters near the nation's capitol and the concomitant density of high technology companies headquartered nearby, results in a limited pool of qualified employees. Although the Company believes that its compensation and benefits are competitive, such competition and geography may from time to time adversely affect the Company's ability to attract and retain a competent and productive workforce.

Products

      The Company currently offers access to approximately 250,000 information technology products from approximately 1,300 hardware and software vendors. The Company continuously monitors sales of existing and newly introduced products to ensure that it carries state-of-the-art technology products.

      Hardware. The Company resells microcomputers from major brand name manufacturers, including Hewlett-Packard, Panasonic, Compaq, Sun, Cisco, IBM, Apple and Toshiba and peripherals from major brand name manufacturers, including Hewlett-Packard, Sony, Iomega, Panasonic and Kodak. Peripherals carried by the Company include disk drives, CD-ROM drives, printers, video display monitors, plug-in circuit boards, modems and related products. GTSI's LAN hardware products are supplemented by the Company's LAN services, which include assisting customers in selecting, configuring, installing and maintaining LANs.

      Software. The Company remarkets computer software from substantially every leading MS-DOS and Windows based software publisher, as well as leading UNIX, Linux and Apple products. The Company's software vendors include Microsoft, Symantec, IBM/Lotus, Art Technology Group ("ATG"), Veritas, Siebel Systems, MicroStrategy, Adobe, and Citrix. The Company has subset specialization in Customer Relationship Management software, as well as Web Development and Personalization software.

Marketing and Sales

      The Company's marketing and sales personnel design and direct the Company's sales efforts and market research, telemarketing and direct mail campaigns; Company-sponsored catalogues and seminars; advertising in specialty publications; and participation in major trade shows. GTSI provides training to its marketing and sales force on various government procurement processes and technical features of the products and services it offers. All sales personnel have been trained on, and have online access to, GTSI's computerized system for maintaining price, product availability, bid, ordering and order-status information.

      From inception, GTSI recognized that the size and diversity of the government market made it imperative to identify and understand the needs of customers. Through years of intensive effort, GTSI has compiled and continuously updates one of the most comprehensive databases of federal, state and local government microcomputer users and their buying patterns. This proprietary, on-line computerized database currently contains over 300,000 entries, including an extensive list of agency procurement and contracting officers, information resource managers, senior policy makers, end users, systems integrators, VARs and prime contractors. GTSI uses this database, among other things, for targeting telemarketing and direct mail campaigns. The Company conducts direct mail campaigns consisting of brochures, fliers, questionnaires, reply cards and other promotional items. In 2000, the Company implemented the Siebel Customer Relationship Management system for managing this database and maintaining customer relationships.

      In addition to being an active participant in major federal and state government trade shows, GTSI sponsors and produces its own federal and state government seminars and agency-specific shows. GTSI designs these seminars and shows to provide training and information about microcomputers and workstations and related services that are of significant interest to government users. GTSI also produces its own "Expos" in which GTSI and specific agencies work together to showcase products to key end users and decision makers. These seminars, shows and expositions are supplemented by technical support hot lines, customer bulletin boards and an evaluation library of microcomputer and workstation product profiles, technical literature and demonstration hardware and software. In 2000, the Company expanded its ability to deliver focused electronic messages to its key customers through its "eblast" marketing program.

      The Company publicly introduced its web site, GTSI Online (http://www.gtsi.com), on the world wide web in 1995. In 1997 and 1998, the website provided access to certain product, contract and Company information. In the first quarter of 1999, the Company introduced its third generation website which consists of an electronic shopping/product and contract information section (www.gtsi.com) and a government-focused information portal (www.governmentIT.com). In 2000, the Company expanded its customers' access to open market, rapid delivery products through its GTSI Express program. Additionally, the Company developed partnerships with key customers to streamline the interfaces between its web sties and integrate gtsi.com into their purchasing processes.

Vendor Relationships

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

      The terms of the Company's agreements with its vendors vary widely, but typically permit the Company to purchase product for resale to at least the government market. Virtually none of the Company's vendor agreements requires the Company to purchase any specified quantities of product. The Company typically requires vendors acting as suppliers to GTSI under its term Government contracts to provide GTSI with supply and price protection for the duration of such contracts. Other than supply agreements under term Government contracts, the Company's vendor agreements are typically terminable by the vendor on short notice, at will or immediately upon default by GTSI and may contain limitations on vendor liability. These vendor agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits, for a restocking fee and/or in exchange for other products of such vendor. The Company also purchases some products from independent distributors.

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

Customers

      The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 2000, the Company sold products or services to thousands of different customers, including to most agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. Although no single customer accounted for greater than 5% of the Company's 2000 sales, aggregate 2000 sales to the Government's Departments of the Army, Navy and Air Force were 19.9%, 14.4% and 19.9%, respectively, of GTSI's 2000 sales.

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

Backlog

      At February 28, 2001, and December 31, 2000, the Company's total backlog of orders was approximately $48.2 million and $62.7 million, respectively, as compared with approximately $55.0 million and $54.9 million at February 28, 2000, and December 31, 1999, respectively. Total backlog consists of written purchase orders received and accepted by GTSI but not yet shipped. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and the periodic inventory shortages resulting from constrained products.

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

Competition

      The government microcomputer and workstation market is intensely competitive and subject to rapid change. GTSI competes with certain leading microcomputer and/or workstation hardware manufacturers, which sell to the government market directly and through representatives other than the Company, and with a number of systems integrators, government and commercial resellers and commercial computer retail chains, distributors and VARs (including companies qualifying as minority-owned, disadvantaged or small businesses under applicable Government regulations) seeking to enter or expand their presence in the government market. In 2000, certain manufacturers selling directly to the Government have gained market share in the GSA schedule market. A number of GTSI's existing and potential competitors have greater financial, sales, marketing and technological resources than the Company.

      The Company believes that the principal competitive factors in the government microcomputer market are price, expertise in the applicable government procurement processes, breadth of product line, customer and vendor relationships, financial strength, the technical and other skills of marketing and sales personnel, distribution capability, available inventory and customer service and support. The Company believes that the principal competitive factors in the government workstation market are essentially the same, except that technical expertise and customer service and support are often more important and breadth of product line and available inventory are often less important. The Company believes that it competes favorably on each of these factors, although to a lesser degree with respect to technical expertise. GTSI also believes that it has a competitive advantage over certain of its competitors because of its procurement expertise and avoidance of costly overhead related to selling into multiple market segments and maintaining numerous retail outlets. In addition, the Company's ability to offer a centralized source for purchases of a wide variety of leading computer products from numerous manufacturers often provides a competitive advantage over manufacturers which sell only their own line of products directly to the government.

Employees

      At March 2, 2001, the Company had 605 employees, including 347 in sales, marketing and contract management; 193 in operations; and 65 in executive, finance, information technology, human resources and legal. None of the Company's employees is represented by a labor union, and the Company has experienced no labor-related work stoppages.

Item 2. PROPERTIES.

      The Company's executive offices are located in an approximately 100,500-square foot facility in Chantilly, Virginia under a lease expiring in November 2009, with one five-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000-square foot facility under a lease expiring in December 2006. The Company also has a branch sales office occupying 139 square meters in Mannheim, Germany. The Company also subleases a 10,000 square foot distribution center in Chattanooga, Tennessee under a sublease, which expires on March 31, 2001, with three one-year options.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Inapplicable.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Stock Data. The Company's common stock trades on The Nasdaq Stock Market under the symbol "GTSI." As of December 31, 2000, there were 160 record holders of the Company's common stock. As of March 16, 2001, there were 190 record holders and approximately 3,700 beneficial holders of the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock.

                        ------------------------------------------
                                2000                  1999
             -----------------------------------------------------
             Quarter     High          Low     High          Low

             -----------------------------------------------------
             First      6 3/4         2 3/4    5 1/4        3 3/16
             -----------------------------------------------------
             Second     3 3/4         2 5/8    4 1/4        3 1/8

             -----------------------------------------------------
             Third      5 1/8         2 5/8    4 1/4        3 1/8

             -----------------------------------------------------
             Fourth     4 1/8         2 3/4    3 3/4        2 7/16

             -----------------------------------------------------

      The Company has never paid cash dividends. It is the current policy of the Company to retain earnings to finance the growth and development of its business, and therefore the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. Furthermore, certain financial covenants in the Company's bank credit agreement restrict the Company's ability to pay cash dividends.

      Additional Investor Relations Information. All of the Company's current required filings with the Securities and Exchange Commission, as well as press releases and other investor relations information, may be found at http://www.gtsi.com on the internet's world wide web. For those without internet access, such information may be obtained without charge by request to the Company addressed to: Investor Relations, GTSI Corp., 3901 Stonecroft Boulevard, Chantilly, Virginia 20151-0808.

      Transfer Agent. The Company's transfer agent is First Union National Bank, Shareholder Services Group, 1525 West W.T. Harris Blvd., 3C3, Charlotte, NC 28288-1153; telephone 1-800-829-8432.

      Annual Meeting. The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Tuesday, May 15, 2001, at the Company's headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

Item 6. SELECTED FINANCIAL DATA.

      The selected financial data for the three years ended December 31, 2000, 1999 and 1998 are derived from, and are qualified in their entirety by reference to, the Company's audited Financial Statements and Notes thereto included elsewhere in this Form 10-K. The December 31, 2000, 1999 and

1998 Consolidated Financial Statements of the Company have been audited by Arthur Andersen LLP, independent accountants, as indicated in their report, which is also included elsewhere in this Form 10-K. The selected financial data for all other periods are derived from the Company's audited consolidated financial statements, which are not included in this Form 10-K.

(In thousands, except per share amounts)                           Twelve months ended December 31,
                                                    2000           1999           1998          1997         1996 (1)
                                                  ---------      ---------      ---------     ---------      ---------
Income Statement Data:
Sales                                             $ 677,755      $ 660,570      $ 593,571     $ 486,377      $ 491,642
Cost of sales                                       617,622        610,463        541,934       450,454        458,510
                                                  ---------      ---------      ---------     ---------      ---------
Gross margin                                         60,133         50,107         51,637        35,923         33,132
                                                  ---------      ---------      ---------     ---------      ---------
Operating Expense:
     Selling, general and administrative             49,382         44,931         44,660        36,940         38,008
     Depreciation and amortization                    3,934          3,584          3,661         3,539         13,456
                                                  ---------      ---------      ---------     ---------      ---------
Total operating expenses                             53,316         48,515         48,321        40,479         51,464
                                                  ---------      ---------      ---------     ---------      ---------
Income (loss) from operations                         6,817          1,592          3,316        (4,556)       (18,332)
Interest (income) expense, net                       (2,259)        (1,090)           977           548          1,537
                                                  ---------      ---------      ---------     ---------      ---------
Income (loss) before taxes                            9,076          2,682          2,339        (5,104)       (19,869)

Income tax benefit                                   (2,008)            --             --            --         (2,031)
                                                  ---------      ---------      ---------     ---------      ---------
Net income (loss) before cumulative effect of
SAB No. 101 adoption                                 11,084          2,682          2,339        (5,104)       (17,838)
                                                  ---------      ---------      ---------     ---------      ---------
Cumulative effect of SAB 101 adoption                  (467)            --             --
                                                  ---------      ---------      ---------     ---------      ---------
Net income (loss)                                 $  10,617      $   2,682      $   2,339     $  (5,104)     $ (17,838)
                                                  =========      =========      =========     =========      =========
Net income (loss) per common share
   Basic:
          Basic net income (loss) per share
          before cumulative effect of
          SAB No. 101 adoption                    $    1.23      $    0.29      $    0.27     $   (0.76)     $   (2.67)
          Cumulative effect per share of
          SAB No. 101 adoption                        (0.05)            --             --            --             --
                                                  ---------      ---------      ---------     ---------      ---------
          Basic net income (loss) per share       $    1.18      $    0.29      $    0.27     $   (0.76)     $   (2.67)
                                                  =========      =========      =========     =========      =========
    Diluted:
          Diluted net income (loss) per share
          before cumulative effect of
          SAB No. 101 adoption                    $    1.20      $    0.29      $    0.26     $   (0.76)     $   (2.67)
          Cumulative effect per share of
          SAB No. 101 adoption                        (0.05)            --             --            --             --
                                                  ---------      ---------      ---------     ---------      ---------
          Diluted net income (loss) per share     $    1.15      $    0.29      $    0.26     $   (0.76)     $   (2.67)
                                                  =========      =========      =========     =========      =========

Weighted average common shares
outstanding
     Basic                                            9,021          9,271          8,700         6,733          6,690
                                                  =========      =========      =========     =========      =========
     Diluted                                          9,225          9,314          8,909         6,733          6,690
                                                  =========      =========      =========     =========      =========

      (1) The year ended December 31, 1996 includes a pretax charge of $9.1 million ($8.2 million after tax, or $1.22 per share) related to the impairment of intangible assets acquired as part of the acquisition of Falcon Microsystems, Inc.in 1994.

(In thousands)                                    December 31,
                             2000         1999         1998         1997         1996
                           --------     --------     --------     --------     --------
Balance Sheet Data:
Working capital            $ 43,659     $ 44,350     $ 42,206     $ 30,860     $ 34,599
Total assets                227,065      186,333      161,090      137,464      141,001
Notes payable to banks       11,925        9,479       14,889       21,569       15,828
Total liabilities           168,585      133,137      105,766       97,590       96,153
Stockholders' equity         58,480       53,196       55,324       39,874       44,848

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

Overview

      GTSI Corp. ("GTSI" or the "Company") is a leading business to Government marketer (B2G) of microcomputer and Unix workstation hardware, software and networking products to the Federal government market. The Company currently offers access to over 250,000 information technology products from more than 1,300 manufacturers. GTSI also performs network integration services, including configuring, installing and maintaining microcomputers in local area networks. The Company sells to virtually all departments and agencies of the Government, many state governments and several hundred systems integrators and prime contractors that sell to the government market. GTSI offers its customers a convenient and cost-effective centralized source for microcomputer and workstation products through its competitive pricing, broad product selection and procurement expertise. The Company provides its vendors with a low-cost marketing and distribution channel to the millions of end users comprising the government market, while virtually insulating these vendors from most of the complex government procurement rules and regulations.

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

      The Company's business strategy is to continue to focus on higher-end product-based solutions, to broaden its product offering, to remain a low-cost, high-reliability provider of commodity products. The Company also focuses on bringing new technologies to government customers.

Results of Operations

      The following table sets forth, for the years indicated, the percentages that selected items within the income statement bear to sales, and the annual percentage changes in the dollar amounts of such items.

                                                                    Percentage of Sales                 Percentage Change
                                                                ---------------------------      ------------------------------
                                                                  Years Ended December 31,            Years Ended December 31,
                                                                ---------------------------      ------------------------------
                                                                2000       1999       1998       1999 to 2000      1998 to 1999
                                                                -----      -----      -----      ------------      ------------
Income Statement Data:
Sales                                                           100.0%     100.0%     100.0%             2.6%             11.3%
Cost of sales                                                    91.1%      92.4%      91.3%             1.2%             12.6%
                                                                -----      -----      -----
Gross margin                                                      8.9%       7.6%       8.7%            20.0%             -3.0%
Operating expense:
     Selling, general and administrative                          7.3%       6.8%       7.5%             9.9%              0.6%
     Depreciation and amortization                                0.6%       0.5%       0.6%             9.8%             -2.1%
                                                                -----      -----      -----
Total operating expenses                                          7.9%       7.3%       8.1%             9.9%              0.4%
                                                                -----      -----      -----
Income from operations                                            1.0%       0.3%       0.6%           328.2%            -52.0%
Interest (income) expense, net                                   -0.3%      -0.2%       0.2%           107.2%           -211.6%
                                                                -----      -----      -----
Income before taxes                                               1.3%       0.5%       0.4%           238.4%             14.7%
Income tax benefit                                               -0.3%       0.0%       0.0%          -100.0%               --
                                                                -----      -----      -----
Net income before cumulative effect of SAB No. 101 adoption       1.6%       0.5%       0.4%           313.3%             14.7%
                                                                -----      -----      -----
Cumulative effect of SAB 101 adoption                             0.0%       0.0%       0.0%           100.0%               --
                                                                -----      -----      -----
Net income                                                        1.6%       0.5%       0.4%           295.9%             14.7%
                                                                =====      =====      =====

      The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

Product Category             --------------------        --------------------        --------------------
(Dollars in millions)                2000                        1999                        1998
                             --------------------        --------------------        --------------------
Hardware                     $534.5          78.9%       $514.4          77.9%       $474.7          80.0%
Software                      122.5          18.1%        123.7          18.7%         82.3          13.9%
Services                       20.8           3.0%         22.5           3.4%         36.6           6.1%
                             ------         -----        ------         -----        ------         -----
Total                        $677.8         100.0%       $660.6         100.0%       $593.6         100.0%
                             ======         =====        ======         =====        ======         =====

Contract Vehicles            --------------------        --------------------        --------------------
(Dollars in millions)                2000                        1999                        1998
                             --------------------        --------------------        --------------------
GSA Schedules                $230.6          34.0%       $261.6          39.6%       $188.6          31.8%
IDIQ                          327.1          48.2%        307.3          46.5%        318.2          53.6%
Open Market                    79.7          11.8%         76.8          11.6%         68.6          11.5%
Other Contracts                40.4           6.0%         14.9           2.3%         18.2           3.1%
                             ------         -----        ------         -----        ------         -----
Total                        $677.8         100.0%       $660.6         100.0%       $593.6         100.0%
                             ======         =====        ======         =====        ======         =====

Vendor Category              --------------------        --------------------        --------------------
(Dollars in millions)                2000                        1999                        1998
                             --------------------        --------------------        --------------------
Hewlett-Packard              $160.0          23.6%       $166.4          25.2%       $138.1          23.3%
Panasonic                      93.3          13.7%         68.5          10.4%         53.4           9.0%
Microsoft                      63.7           9.4%         75.8          11.5%         56.0           9.4%
Sun                            53.4           7.9%         47.5           7.2%         20.3           3.4%
Compac                         41.3           6.1%         51.6           7.8%         62.9          10.6%
Cicso                          37.2           5.5%         34.0           5.1%         30.0           5.0%
IBM                            18.4           2.7%          9.2           1.4%          7.2           1.2%
Toshiba                         8.6           1.3%         11.1           1.7%         14.1           2.4%
Dell                            6.5           1.0%         11.3           1.7%         16.5           2.8%
Other                         195.4          28.8%        185.2          28.0%        195.1          32.9%
                             ------         -----        ------         -----        ------         -----
Total                        $677.8           100%       $660.6         100.0%       $593.6         100.0%
                             ======           ===        ======         =====        ======         =====

2000 Compared with 1999

      Sales. Sales consist of revenues from product delivered and services rendered, net of allowances for customer returns and credits. Net sales in 2000 increased $17.2 million, or 2.6% over 1999. The primary reason for the increase was an approximately $19.8 million, or 6.4%, increase in sales under the Company's indefinite-delivery/indefinite-quantity ("IDIQ") contracts and $25.5 million, or 171.1%, increase in Other Contract sales. Increased sales in the IDIQ and Other Contract sales categories were partially offset by lower sales under the Company's GSA schedules of approximately $31.0 million, or 11.9%.

      Sales on Other Contracts were up $25.5 million dollars led by strong sales to a new prime contractor of $12.3 million and increased sales in the Company's Panasonic distribution business, up $6.7 million. Miscellaneous state contracts and the Tennessee State Sun contract were up a combined $3.7 million and the Immigration and Naturalization vehicle was up $1.6 million.

      IDIQ contract sales were up $19.8 million dollars partially as a result of increased sales on the combined SEWP contract vehicles of $49.6 million dollars. The increase in SEWP contract sales can be attributed to a wide product offering on this vehicle and the ability of all Government agencies to purchase off of this contract. Ruggedized Portables was another vehicle that experienced increased sales, rising $4.3 million from 1999, as the contract didn't begin until the third quarter of 1999. Sales on the Army Portable 2 and Portable 3 vehicles were up a net $2.8 million year over year. These increases were partially offset by a decrease in the PC 2 and PC 3 contract vehicles and the Stamis contract of $15.4 million and $13.1 million, respectively, from the prior year as the Army shifted spending to non-IT priorities. The State Department contract vehicle was $3.2 lower than last year due to the State Department's lower operating budget and IC4I was down $2.9 million as this contract vehicle expired in late 1999.

      The decline in sales under the Company's GSA Schedules is due to lower sales on the GSA Schedule B/C of $25.8 million. Sales on the GTSI-PA vehicle were off $11.0 million as large one-time orders from several customers were received in 1999. Sales were also lower on the TDA-Bridge contract by $22.1 million due to the cancellation of the IRS contract.

      During the fourth quarter of 2000, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," retroactive to January 1, 2000. The impact of adoption of SAB No. 101 is to generally defer the recognition of sales from two to seven days as compared to the Company's previous revenue recognition policy. The impact of adoption of SAB No. 101 on the year 2000 was to reduce revenues by $2.5 million and decrease gross margin by $358,000. The Company implemented the guidance set forth in SAB No. 101 by recording a charge of $467,000 for the cumulative effect of adoption on January 1, 2000.

      Total booked backlog at December 31, 2000 was approximately $62.7 million compared to $54.9 million at December 31, 1999. Total booked backlog was $48.2 million at February 28, 2001, compared to $55.0 million at February 29, 2000. Booked backlog represents orders received but product has yet to ship.

      Gross Margin. Gross margin increased $10.0 million, or 20.0%, to $60.1 million from $50.1 million in 1999. Gross margin as a percentage of sales increased to 8.9% in 2000, as compared to a gross margin of 7.6% in 1999. The increase in gross margin percentage is due to better contract margins, more effective inventory management and better warranty experience. A favorable geographical mix of contracts, which lowered freight costs, also helped gross margin.

      Sales contract margins were higher in 2000 versus 1999 due to a shift from lower margin GSA contract vehicles to higher margin IDIQ contract vehicles and the maturation of IDIQ contract vehicles, for example the PC3 and Portables 3 contracts which were awarded in 1999. More effective warranty administration, inventory management, and lower freight costs contributed to improved margins. Maintenance costs were $1.8 million dollars lower and freight costs were $2.1 million lower than in 1999. Freight costs decreased from 1.15% of sales in 1999 to 0.83% of sales in 2000. Inventory management costs, net of product liquidations, were $1.5 million lower than last year. Cumulatively, these costs were $6.6 million dollars lower than last year.

      Operating Expenses. Total operating expenses for 2000 increased $4.8 million, or 9.9%, to $53.3 million from $48.5 million in 1999, and increased to 7.9% from 7.3% as a percentage of sales. Total personnel costs and infrastructure costs increased by $4.1 million, or 8.4%, due primarily to increased personnel costs to support increased emphasis on customer relationship selling. Other factors contributing to the increase in operating expenses include increased legal costs of $316,000 to defend various contract awards and protests and $470,000 in increased bad debt allowance over 1999.

      Interest Expense. Net interest expense is the amount of interest expense on borrowings offset by interest income and prompt payment discounts. Net interest income increased by $1.2 million, from $1.1 million to $2.3 million, or 107.2%, in 2000 compared to 1999. Interest income increased by $1.9 million, but was partially offset by an increase in interest expense of $708,000 over 1999. The increase in interest income is primarily due to a greater utilization of cash discounts earned on prompt payments of vendor invoices.

      Income Taxes. The Company's effective tax rate in 2000 was favorably impacted by the recognition of its previously reserved tax assets, which resulted in a $2.0 million income tax benefit in the fourth quarter and full year 2000. The Company anticipates that its ongoing effective tax rate will be approximately 39%.

1999 Compared with 1998

      Sales. Sales consist of revenues from product delivered and services rendered, net of allowances for customer returns and credits. Net sales in 1999 increased $67.0 million, or 11.3% over 1998. The primary reason for the increase was higher sales under the Company's GSA schedules and Open Market sales of approximately $73.0 million, or 38.7%, and $8.2 million, or 12.0%, respectively. The increase is partially offset by lower sales under IDIQ contracts of approximately $10.9 million, or 3.4%, and lower sales on other contracts of $3.3 million, or 18.1%. The decline in IDIQ sales is primarily attributable to the replacement of the TDA-1 IDIQ contract sales of $27.6 million in 1998 with the TDA BPA agreement sales of $25.4 million in 1999. In 1996, GSA expressly authorized agencies to procure from GSA Schedule holders under BPA's which incorporate many terms and conditions of the GSA Schedule contracts. Additionally, BPA's offer many of the same products as GSA schedules, often at lower prices than available on GSA schedules. In response to GSA's authorization, the Company has increased its emphasis on BPA's.

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

      Gross Margin. In 1999, gross margin decreased in absolute dollars by $1.5 million, or 3.0%, and decreased as a percentage of sales to 7.6% from 8.7%, when compared to 1998. Margins in 1999 were affected by a combination of the replacement of several existing contracts by competitive wins and continued downward pressure on personal computer margins. Although the gross margin in 1999 is below the gross margin in 1998, the gross margin in 1998 included the beneficial effect of a one-time $2.2 million inventory valuation adjustment. Removal of this inventory adjustment results in a pro-forma gross margin of 8.2% for 1998.

      Operating Expenses. Total operating expenses for 1999 increased $194,000, or 0.4%, compared to 1998, but as a percentage of sales, operating expenses decreased to 7.3% from 8.1%. Operating expenses, at $48.5 million in 1999, were relatively equal with operating expenses of $48.3 in 1998. Although total operating expenses were relatively flat compared to 1998, personnel costs increased by $3.5 million, or 12.5% due to expanded sales and program management and support coverage due to the acquisition of new contract vehicles as well as an emphasis on revenue growth. This increase was substantially offset by reductions in advertising, consulting, and rent. Advertising expense was reduced by $2.1 million, or 33.4%, compared to 1998, primarily related to the Company's discontinued catalog business along with the better management of show related costs. Consultant expense was reduced by $907,000, or 40.8%, in transitioning functions internally to Company personnel. Rent expense was reduced $650,000, or 54.2% due to better negotiated lease terms related to the Company's move to its new headquarters in November of 1998.

      Interest Expense. Net interest expense is the amount of interest expense on borrowings offset by interest income and prompt payment discounts. Net interest expense decreased by $2.1 million, or 211.6% in 1999 compared to 1998. The Company utilized more prompt payment discounts and reduced average borrowings as compared to the same period in 1998. The reduced average borrowing was primarily due to improved cash flow from the increased collections emphasis on aged accounts receivables. Average days sales outstanding ("DSO") decreased 5 days to 47 in 1999 from 52 in 1998. Average borrowing was also reduced by the increase of credit card sales which allows for the immediate collection of invoices.

      Income Taxes. No provision for income tax has been recognized with respect to the Company's income from operations for 1999 due to the reversal of tax valuation allowance that fully offset the Company's current tax expenses for 1999.

New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the application of generally accepted accounting principles to revenue recognition issues in financial statements. During the fourth quarter of 2000, the Company adopted the provisions of SAB No. 101 retroactive to January 1, 2000. SAB No. 101 clarifies the appropriate timing of revenue recognition when products are shipped to customers. The impact to the Company of the adoption of SAB No. 101 is to generally defer the recognition of revenue from two to seven days as compared to the Company's previous method. The Company implemented the guidance set forth in SAB No. 101 by recording an adjustment for the cumulative effect of adoption of $467,000 on January 1, 2000.

      The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. During the fourth quarter of 2000, and on a retroactive basis for all periods presented, the accompanying financial statements have been reclassified to reflect the provisions of EITF No. 99-19. This accounting pronouncement clarifies the income statement presentation of the Company's revenues and expenses generated from the sale of software maintenance agreements. The Company had previously reported total billings to customers for software maintenance agreements as sales and the total amount we owed to the maintenance providers as cost of sales. Pursuant to the guidance EITF No. 99-19, our income statement presentation has been reclassified to reflect only the net margin on these transactions as sales. Adoption of EITF No. 99-19 had no impact on the Company's reported gross margin or net income, but merely results in the reduction of previously reported sales and cost of sales of $12.3 million, $7.9 million and $13.4 million for 1998, 1999 and 2000, respectively.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company determined that adoption of SFAS No. 133 will not have a material affect on its financial statements.

Effect of Inflation

      The Company believes that inflation has not had a material effect on its operations. However, if inflation increases in the future it could temporarily adversely affect the profitability of GTSI's sales under its Government fixed-price contracts, which generally preclude the Company from passing on inflation-related or other increases in product costs to Government customers during the term of a pre-existing contract. The Company mitigates this risk in part by often obtaining agreements from certain of its suppliers prohibiting them from increasing their prices to GTSI during fixed-price, term contracts.

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

Liquidity and Capital Resources

      During 2000, the Company's operating activities generated approximately $7.6 million of cash flow, compared to $10.3 million for 1999. Significant factors impacting cash provided by operating activities in 2000 include an increase in accounts receivables of $17.8 million, an increase in inventories of $6.8 million, an increase in other assets of $12.2 million, offset by corresponding increases in accounts payable and accrued liabilities of $30.2 million and $4.3 million respectively. The increase in accounts receivable was primarily attributed to an increase of $13.5 million in trade accounts receivable due to increased shipments and an increase in short-term lease receivable of $5.4 million, offset by a $1.1 million decrease in various vendor receivables. The increase in inventory was primarily due to an increase in inventory in transit. The increase in other assets was primarily due to an increase in warranty spares to support contracts of $2.1 million, an increase in prepaid inventory of $7.0 million, and an increase in long-term lease receivable of $3.4 million. The increase in accounts payable was due to an increase in trade accounts payable of $27.8 due to increased backlog and shipments at year end and an increase of $2.4 million in income taxes payable.

      Investing activities used cash of approximately $4.3 million in 2000 primarily for the Company's continued investment in its customer relationship management initiatives and its Web site development.

      The Company's financing activities used approximately $3.4 million of cash flow during 2000 due to an increase in the Company's outstanding borrowing under its line-of-credit of $2.4 million and $6.0 million used to repurchase the common stock of the Company.

      On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with the other lenders (collectively, the "Lenders") for an additional $55.0 million (collectively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility").

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

      On, November 24, 1999, the Company and its banks executed separate amendments for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75%. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

      On, November 17, 2000, the Company and its banks executed the Fourth Amendment to the Credit Agreement for the continuation of the Credit Agreement. The termination provisions of the agreement were modified to provide for a 90-day written termination notice upon receipt by either party. The Amendment also provided for, among other things, increasing the Company's stock repurchase authorization from third-party shareholders to $6.1 million, up from $5.25 million in the previous Amendment. All other material terms of the Credit Agreement remained the same.

      As of December 31, 2000, 1999, and 1998, respectively, the Company's interest rate on the Credit Facility was 8.40%, 8.24%, and 7.83%, respectively. Amounts due to the Lenders of $11.9 million as of December 31, 2000 are classified as current liabilities up from $9.5 million as of December 31, 1999 and the available portion of the Credit Facility was approximately $38.1 million at December 31, 2000, up from $35.3 million at December 31, 1999.

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the purchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At December 31, 2000, the Company was in compliance with all financial covenants set forth in the credit facility.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Consolidated Financial Statements and Schedule of GTSI Corp. and Subsidiary are filed as part of this Form 10-K. Supplemental unaudited quarterly financial information is included in Note 10 of Notes to Consolidated Financial Statements.

Index to Financial Statements and Schedule                                 Page
                                                                           ----

Financial Statements:

      Report of Independent Public Accountants                             25

      Consolidated Balance Sheets as of December 31, 2000 and 1999         26

      Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998                                     27

      Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 2000, 1999 and 1998                 28

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998                                     29

      Notes to Consolidated Financial Statements                           30-44

Schedule:

      Schedule II - Valuation and Qualifying Accounts                      45

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                    Report of Independent Public Accountants

To GTSI Corp.:

      We have audited the accompanying consolidated balance sheets of GTSI Corp. and subsidiary (formerly Government Technology Services, Inc., a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTSI Corp. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      As explained in Note 1 to the financial statements, the Company has given retroactive effect to the change in accounting for certain of its revenue transactions in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." In addition, effective January 1, 2000, the Company changed its method of revenue recognition for certain of its transactions in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements".

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         ARTHUR ANDERSEN LLP

Vienna, Virginia
February 5, 2001

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
(In thousands, except share amounts)                                                          2000          1999
                                                                                           ---------      ---------
ASSETS

Current assets:
          Cash                                                                             $      79      $     149
          Accounts receivable, net                                                           137,181        125,179
          Merchandise inventories                                                             53,570         41,483
          Other current assets                                                                18,269          6,057
                                                                                           ---------      ---------
                    Total current assets                                                     209,099        172,868

Property and equipment, net                                                                   12,830         12,627
Other assets                                                                                   5,136            838
                                                                                           ---------      ---------
                    Total assets                                                           $ 227,065      $ 186,333
                                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
          Notes payable to banks                                                           $  11,925      $   9,479
          Note payable, currrent                                                                 500            500
          Accounts payable                                                                   134,071        103,871
          Accrued warranty liabilities                                                        10,249          9,135
          Accrued liabilities                                                                  8,695          5,533
                                                                                           ---------      ---------
                    Total current liabilities                                                165,440        128,518

Notes payable, net of current portion                                                          1,000          1,500
Other liabilities                                                                              2,145          3,119
                                                                                           ---------      ---------
                    Total liabilities                                                        168,585        133,137
                                                                                           ---------      ---------

Commitments and contingencies
Stockholders' equity
          Preferred stock -  $0.25 par value, 680,850 shares authorized;
          none issued or outstanding                                                              --             --
          Common stock - $0.005 par value 20,000,000 shares authorized, 9,806,084 issued and 7,956,272 outstanding at December 31, 2000; and 20,000,000 shares
          authorized, 9,806,084 issued and 9,235,043 outstanding at December 31, 1999             49             49
          Capital in excess of par value                                                      43,484         43,687
          Retained earnings                                                                   22,933         12,316
          Treasury stock, 1,849,812 shares at December 31, 2000 and 571,041 shares at
          December 31, 1999, at cost                                                          (7,986)        (2,856)
                                                                                           ---------      ---------
                    Total stockholders' equity                                                58,480         53,196
                                                                                           ---------      ---------
                    Total liabilities and stockholders' equity                             $ 227,065      $ 186,333
                                                                                           =========      =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                For the years ended December 31,
(In thousands, except per share amounts)                                                       2000          1999           1998
                                                                                            ---------------------------------------
Sales                                                                                       $ 677,754      $ 660,570      $ 593,571

Cost of sales                                                                                 617,621        610,463        541,934
                                                                                            ---------      ---------      ---------
Gross margin                                                                                   60,133         50,107         51,637

Operating expenses                                                                             53,316         48,515         48,321
                                                                                            ---------      ---------      ---------

Income from operations                                                                          6,817          1,592          3,316
                                                                                            ---------      ---------      ---------

          Interest and financing income                                                        (3,206)        (1,742)          (541)
          Interest expense                                                                        947            652          1,518
                                                                                            ---------      ---------      ---------
Interest (income) expense, net                                                                 (2,259)        (1,090)           977
                                                                                            ---------      ---------      ---------

Income before income taxes                                                                      9,076          2,682          2,339

Income tax benefit                                                                             (2,008)            --             --
                                                                                            ---------      ---------      ---------

Net income before cumulative effect of SAB No. 101 adoption                                    11,084          2,682          2,339

Cumulative effect of SAB No. 101 adoption                                                        (467)            --             --
                                                                                            ---------      ---------      ---------

Net income                                                                                  $  10,617      $   2,682      $   2,339
                                                                                            =========      =========      =========

Net income per common share
     Basic
          Basic net income per share before cumulative effect of SAB No. 101 adoption       $    1.23      $    0.29      $    0.27
          Cumulative effect per share of SAB No. 101 adoption                                   (0.05)            --             --
                                                                                            ---------      ---------      ---------
          Basic net income per share                                                        $    1.18      $    0.29      $    0.27
                                                                                            =========      =========      =========
     Diluted
          Diluted net income per share before cumulative effect of SAB No. 101 adoption     $    1.20      $    0.29      $    0.27
          Cumulative effect per share of SAB No. 101 adoption                                   (0.05)            --             --
                                                                                            ---------      ---------      ---------
          Diluted net income per share                                                      $    1.15      $    0.29      $    0.26
                                                                                            =========      =========      =========

Weighted average common shares outstanding

     Basic                                                                                      9,021          9,271          8,700
                                                                                            =========      =========      =========
     Diluted                                                                                    9,225          9,314          8,909
                                                                                            =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            For the years ended December 31, 2000, 1999 and 1998
                                       -------------------------------------------------------------------------------------------
                                         Preferred Stock         Common Stock
                                       ------------------------------------------  Capital in                           Total
                                       Shares                  Shares               Excess of   Retained   Treasury  Stockholders'
(In thousands)                         Issued       Amount     Issued     Amount       Par      Earnings     Stock      Equity
                                       -------------------------------------------------------------------------------------------
Balance, December 31, 1997                  --    $     --       6,806   $     34   $ 33,086    $  7,295   $   (541)     $ 39,874

Stock options exercised                     --          --          --         --       (326)         --        470           144

Acquisition of BTG Division-
issuance of preferred stock             15,375      15,375          --         --         --          --         --            --

Acquisition of BTG Division-
conversion of preferred stock into
common stock                           (15,375)    (15,375)      3,000         15     12,952          --         --        12,967

Net income                                  --          --          --         --         --       2,339         --         2,339
                                       ------------------------------------------------------------------------------------------

Balance, December 31, 1998                  --    $     --       9,806   $     49   $ 45,712    $  9,634   $    (71)     $ 55,324

Stock options exercised                     --          --          --         --        (81)         --        178            97

BTG settlement - purchase of
Treasury stock and repurchase option        --          --          --         --     (1,944)         --     (2,963)       (4,907)

Net income                                  --          --          --         --         --       2,682         --         2,682
                                       ------------------------------------------------------------------------------------------

Balance, December 31, 1999                  --    $     --       9,806   $     49   $ 43,687    $ 12,316   $ (2,856)     $ 53,196


Stock options exercised                     --          --          --         --       (203)         --        916           713

Purchase of treasury stock                  --          --          --         --         --          --     (6,046)       (6,046)

Net income                                  --          --          --         --         --      10,617         --        10,617
                                       ------------------------------------------------------------------------------------------

Balance, December 31, 2000                  --    $     --       9,806   $     49   $ 43,484    $ 22,933   $ (7,986)     $ 58,480
                                       ======= ==================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the years ended December 31,
(In thousands)                                                                   2000         1999         1998
                                                                               --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 10,617     $  2,682     $  2,339
Adjustments to reconcile net income to net cash
provided by operating activities:
       Cumulative effect of SAB No. 101 adoption                                    467           --           --
       Depreciation and amortization                                              3,934        3,584        3,661
       Loss on disposal of property and equipment                                   134          288           --
       Deferred taxes                                                            (4,334)        (440)      (1,740)
      (Decrease) increase in cash due to changes in assets and liabilities:
            Accounts receivable                                                 (17,805)     (21,702)     (15,429)
            Merchandise inventories                                              (6,751)      (4,939)       9,408
            Other assets                                                        (12,176)         223         (566)
            Accounts payable                                                     30,200       28,389        8,086
            Accrued liabilities and warranty liabilities                          4,276        1,553        3,333
            Other liabilities                                                      (974)         657        1,439
                                                                               --------     --------     --------
Net cash provided by operating activities:                                        7,588       10,295       10,531
                                                                               --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                        (4,271)      (5,004)      (4,827)
      Payments related to purchase of BTG Division                                   --           --       (7,826)
      Payments from BTG settlement                                                   --          132           --
                                                                               --------     --------     --------
Net cash used in investing activities:                                           (4,271)      (4,872)     (12,653)
                                                                               --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from (payment of) bank notes, net                                  2,446       (5,410)       1,146
      Payment of notes payable                                                     (500)          --           --
      Purchase of treasury stock                                                 (6,046)          --           --
      Proceeds from exercises of stock options                                      713           97          159
                                                                               --------     --------     --------
Net cash (used in) provided by financing activities:                             (3,387)      (5,313)       1,305
                                                                               --------     --------     --------

Net (decrease) increase in cash                                                     (70)         110         (817)
Cash at beginning of year                                                           149           39          856
                                                                               --------     --------     --------
Cash at end of year                                                            $     79     $    149     $     39
                                                                               ========     ========     ========
Supplemental disclosures of cash flow information:
      Cash paid during the year for:
            Interest                                                           $  1,429     $    571     $  2,114
            Income taxes                                                       $     --     $     --     $  2,553

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      GTSI Corp. ("GTSI", or the "Company", formerly Government Technology Services, Inc.) operates in a single business segment and resells microcomputer and workstation hardware, software and peripherals to agencies of federal, state and local governments (the "Government"). Business activities also include sales to systems integrators, prime contractors and other companies reselling information technology to various government agencies. In August 1994, GTSI acquired all of the outstanding shares of common stock of Falcon Microsystems, Inc. ("Falcon"). GTSI and Falcon are hereinafter referred to as the "Company."

Acquisition of BTG Division

      On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc. and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquired assets consisted primarily of inventory and rights under certain contracts and intangible personal property, along with furniture, fixtures, supplies and equipment. In addition, the Company assumed certain liabilities under specified contracts of BTG as well as certain liabilities arising from the ownership or operation of the acquired assets after the closing. The Company paid at closing $7,325,265 in cash (after a $174,735 adjustment for accrued vacation liability and satisfaction of an outstanding invoice owed by BTG) and issued 15,375 shares, having a liquidation preference of $15,375,000, of a new series of preferred stock designated as Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Company paid an additional $500,000 in cash upon the release of liens on certain items of equipment, which are part of the acquired assets. A portion of the consideration, $800,000 in cash and 1,538 shares of Series C Preferred Stock, was held under an escrow agreement to secure BTG's indemnification obligations under the Asset Purchase Agreement. Under the Asset Purchase Agreement, BTG was obligated to repay to the Company up to $4.5 million to the extent that there was a shortfall in the amounts that the Company received from dispositions of certain inventory acquired.

      The acquisition of the BTG Division was accounted for using the purchase method of accounting. The purchase price was allocated to tangible assets based on fair market value. The financial statements include the results of operation of the BTG Division since the acquisition date.

      The following table sets forth the unaudited pro forma results of the operations of the Company and the BTG Division for the year ended December 31, 1998, assuming the acquisition occurred on January 1, 1998. Net income for 1998 excludes approximately $1 million of nonrecurring cost and $270,000 of interest expense directly attributable to the acquisition.

(In thousands, except per share data)                                (unaudited)
                                                                        1998
                                                                     -----------

Revenues                                                             $   647,021

Net income                                                           $     1,970

Basic net income per share                                           $      0.23

Diluted net income per share                                         $      0.22

      The pro forma results are not indicative of the results of operations had the acquisition taken place on January 1, 1998.

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

      On February 10, 1999, the Company entered into subsequent agreements with BTG. The agreements relate to the reacquisition of GTSI common stock by GTSI from BTG, the terms of certain contracts and the relationship of the parties going forward. Pursuant to the agreements, GTSI reacquired 600,000 shares of its common stock from BTG. Of the 600,000 shares, 200,000 were tendered to GTSI at no cost and 400,000 were purchased by GTSI for $5.00 per share, in exchange for a three-year, 8% interest bearing note from BTG with the principal due in three annual installments of $500,000, $500,000 and $1,000,000, respectively. As part of the agreements, GTSI had an exclusive five-year option to purchase the remaining 1.3 million shares of GTSI stock held by BTG for $5.25 per share. As a result of the agreement, BTG transferred to GTSI all of the cash portion of the February 12, 1998 escrow, totaling $827,219, and BTG's ownership interest in GTSI was reduced to 13.3%. On October 23, 2000, the Company exercised its option with BTG and purchased the remaining 1.3 million shares of GTSI stock held by BTG for $4.25 a share or $5.53 million.

1.    Accounting Policies

      Significant accounting policies of the Company are summarized below:

      Basis of Consolidation. The consolidated financial statements include the accounts of GTSI and its wholly-owned subsidiary, Falcon. All significant intercompany accounts and transactions are eliminated in consolidation.

      Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates include the allowance for doubtful accounts and reserves for future costs to be incurred under the Company's warranty programs.

      Revenue Recognition. Revenue from hardware product sales is generally recognized when title to the products sold passes to the customer, with provisions established for estimated product returns. Based upon the Company's standard shipping terms, title generally passes upon the customer's receipt of the products. Revenue from software product sales is recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Revenue from the sale of software products is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed or determinable and collection is probable. Net revenues from sales of third party software maintenance contracts are recognized at the time of sale.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the application of generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 clarifies the appropriate timing of revenue recognition when products are shipped to customers. The impact to the Company of the adoption of SAB No. 101 is to generally defer the recognition of revenue from two to seven days as compared to the Company's previous method. During the fourth quarter of 2000, the Company adopted the provisions of SAB No. 101 retroactive to January 1, 2000. The Company implemented the guidance set forth in SAB No. 101 by recording a charge to income of $467,000 representing the cumulative effect of adopting SAB No. 101 on January 1, 2000.

      The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. During the fourth quarter of 2000, and on a retroactive basis for all periods presented, the accompanying financial statements have been reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely results in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $13.4 million, $7.9 million and $12.3 million for 2000, 1999 and 1998, respectively.

      Financial Instruments. At December 31, 2000 and 1999, the recorded values of financial instruments such as accounts receivable and payable and notes payable to banks approximated their fair values, based on the short-term maturities of these instruments.

      Accounts Receivable. Accounts receivable principally represents amounts collectible from the Government and prime contractors to the Government. Other accounts receivable result from items billed to suppliers under various agreements involving the sale of their products. The Company performs ongoing credit evaluations of its non-governmental customers but generally does not require collateral to support any outstanding obligation owed to GTSI. Allowances for potential uncollectible amounts are estimated and deducted from total accounts receivable.

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

      Intangible Assets. Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives. Included in operating expenses for the years ended December 31, 2000, 1999, and 1998 is amortization expenses of $0, $114,000 and $338,000, respectively.

      Impairment of Long-Lived Assets. The Company evaluates long-lived assets for events or changes in circumstances that would indicate that the carrying value may not be recoverable. In making that determination, the Company considers a number of factors, including undiscounted future cash flows, prior to interest expense. The Company measures an impairment loss by comparing the fair value of the assets to their carrying value.

      Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 requires that a valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

      Earnings Per Share. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company presents basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ended December 31, 2000, 1999 and 1998, diluted weighted average common shares outstanding includes the dilutive effect of options if exercised of 204,000, 43,000 and 209,000 shares respectively.

      Interest and Financing Income. For the years ended December 31, 2000, 1999, and 1998, interest and financing income includes $2.1 million, $1.0 million, and $33,000, respectively, of financing income earned on prompt payment of vendor invoices.

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

      Check Overdrafts. Included in accounts payable at December 31, 2000 and 1999, are approximately $ 1.7 million and $9.1 million, respectively, which represent checks that have been issued but have yet to clear the bank.

      Reclassifications. Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company determined that adoption of SFAS No. 133 will not have a material effect on its financial statements.

2.    Accounts Receivable

      The composition of accounts receivable as of December 31, 2000 and 1999 is as follows (in thousands):

                                                          2000          1999
                                                        ---------     ---------

Trade accounts receivable                               $ 116,825     $ 109,130
Vendor and other receivables                               22,065        18,605
                                                        ---------     ---------
                                                          138,890       127,735

          Less: Allowance for uncollectible accounts       (1,709)       (2,556)
                                                        ---------     ---------

Accounts receivable, net                                $ 137,181     $ 125,179
                                                        =========     =========

3.         Property and Equipment

           The composition of property and equipment as of December 31, 2000 and 1999 is as follows (in thousands):

                                                          2000          1999
                                                        ---------     ---------

Office furniture and equipment                          $  10,286     $  10,379
Computer software                                          12,685         9,599
Leasehold improvements                                      4,797         4,797
                                                        -----------------------
                                                           27,768        24,775
Less: accumulated depreciation and amortization           (14,938)      (12,148)
                                                        -----------------------

Property and equipment, net                             $  12,830     $  12,627
                                                        =======================

      Depreciation and amortization expense on property and equipment was $3,934, $3,470, and $3,323 in 2000, 1999 and 1998 respectively.

4.    Notes Payable to Banks

      On May 2, 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with the other lenders (collectively, the "Lenders") for an additional $55.0 million (collectively, the "Credit Facility"). Additionally, on June 27, 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility").

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

      On, March 31, 1999, the Credit Agreement of July 28, 1997 was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending March 31, 1999 and each calendar quarter thereafter. All other material terms of the Credit Agreement remained the same.

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

      On November 17, 2000, the Company and its banks executed an amendment, effective December 1, 2000, for the continuation of the Credit Agreement with a 90-day written termination notice upon receipt by either party and, among other things, increased the Company's Stock Repurchase authorization from third-party stockholders to $6.1 million, up from $5.25 million in the previous Amendment. All other material terms of the Credit Agreement remained the same.

      As of December 31, 2000, 1999, and 1998, respectively, the Company's interest rate on the Credit Facility was 8.40%, 8.24%, and 7.83%, respectively. Amounts due to the Lenders of $11.9 million as of December 31, 2000 are classified as current liabilities, as compared with $9.5 million outstanding as of December 31, 1999, and the available portion of the Credit Facility was approximately $38.1 million at December 31, 2000, as compared with $35.3 million available at December 31, 1999.

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At December 31, 2000, the Company was in compliance with all financial covenants set forth in the Credit Facility.

      The following information pertains to the notes payable to banks for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                                                  2000       1999        1998
                                                -------    --------    --------
         Weighted average interest rate ......     8.2%        7.5%        8.2%
         Weighted average borrowings .........  $ 9,600    $  4,100    $ 12,500

5.    Income Taxes

      The components of the provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                          2000           1999             1998
                                        -------         -------         -------
Current taxes:
   Federal                              $ 1,923         $   370         $ 1,443
   State                                    403              70             297
                                        -------         -------         -------

                                          2,326             440           1,740
Deferred taxes:

   Federal                               (4,063)           (397)         (1,443)
   State                                   (271)            (43)           (297)
                                        -------         -------         -------

                                         (4,334)           (440)         (1,740)
                                        -------         -------         -------
Income tax benefit                      $(2,008)        $    --         $    --
                                        =======         =======         =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. As of December 31, 1999, the Company had a valuation allowance of $5.0 million against its net deferred tax assets. In the fourth quarter of 2000, the Company, after its third consecutive year of positive earnings, concluded that a valuation allowance against its net deferred tax assets was no longer necessary as the future realizability of these assets was now more likely than not.

      Significant components of the Company's deferred taxes as of December 31, 2000 and 1999 were as follows (in thousands):

                                                                December 31,
                                                             ------------------
                                                              2000        1999
                                                             ------------------
      Deferred tax assets:
                Accounts receivable and inventory reserves   $   864    $ 1,436
                Intangible assets                              1,682      1,819
                Accrued warranty                               2,985      3,272
                Bid and proposal costs                           446        332
                Vacation accrual                                 326        280
                Depreciation                                      61         --
                Rent abatement                                    96         84
                Other reserves                                   692        365
                                                             ------------------
                           Total deferred tax assets           7,152      7,588
                                                             ------------------
      Deferred tax liabilities:
                Depreciation                                      --        118
                Web site development costs                       638        245
                                                             ------------------
                           Total deferred tax liabilities        638        363
                                                             ------------------

      Net deferred tax assets                                  6,514      7,225
      Valuation allowance                                         --     (5,045)
                                                             ------------------

      Net deferred tax assets reported                       $ 6,514    $ 2,180
                                                             ==================

      The Company's effective tax rate for the years ended December 31, 2000, 1999, and 1998 differs from the statutory rate for Federal income taxes as a result of the following factors:

                                                          2000    1999     1998
                                                         ------  ------   ------
      Statutory rate                                      34.0%   34.0%    34.0%
      State income taxes, net of Federal tax benefit       4.5%    4.0%     4.2%
      Valuation allowance                                -59.3%  -39.8%   -36.4%
      Other                                               -1.3%    1.8%    -1.8%
                                                         ------  ------   ------
                                                         -22.1%     --       --
                                                         ======  ======   ======

6.    Stockholders' Equity

      Stock Options and Warrants. The Company has two combination incentive and non-statutory stock option plans, the "1996 Plan" and the "1994 Plan," that provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 1,600,000 and 300,000 shares, respectively, of the Company's common stock. In addition, in May 1997 the Company's Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of non-statutory stock options only to employees other than officers and directors to purchase up to 300,000 shares of the Company's common stock. Until its expiration on March 15, 1996, the Company had another combination incentive and non-statutory stock option plan, the "1986 Plan," that provided for the granting of options to employees to purchase up to

1,100,000 shares of the Company's common stock. Under the 1997, 1996, 1994 and 1986 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company's common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options under the 1997, 1996, 1994 and 1986 Plans were as follows:

                                                                                                                      Weighted
                                                                                                    Weighted           Average
                                                       Number of Option    Exercise Price Per   Average Exercise     Remaining
                                                            Shares                Share          Price Per Share        Life
------------------------------------------------------------------------------------------------------------------------------
1997 Plan:
                Outstanding at December 31, 1997             119,342           $ 4.88-5.50        $      5.00
                               Granted                       239,000             3.63-5.38               4.90
                               Forfeited or canceled         (62,167)            4.88-5.50               5.07
                               Exercised                          --                    --                 --
                Outstanding at December 31, 1998             296,175             3.63-5.38               4.90
                               Granted                        74,000             2.88-3.75               3.48
                               Forfeited or canceled         (94,250)            3.75-5.31               4.90
                               Exercised                          --                    --                 --
                Outstanding at December 31, 1999             275,925             2.88-5.38               4.52
                               Granted                        57,000             3.25-5.22               3.60
                               Forfeited or canceled         (49,625)            3.31-5.31               4.70
                               Exercised                      (3,333)                 2.88               2.88
                Outstanding at December 31, 2000             279,967           $ 2.88-5.38        $      4.23              5.1
------------------------------------------------------------------------------------------------------------------------------
1996 Plan:
                Outstanding at December 31, 1997             399,500           $ 4.88-7.31        $      5.21
                               Granted                       223,750             4.50-5.25               4.88
                               Forfeited or canceled         (50,500)            5.00-7.31               5.58
                               Exercised                          --                    --                 --
                Outstanding at December 31, 1998             572,750             4.50-5.44               5.05
                               Granted                       826,000             2.88-4.94               3.72
                               Forfeited or canceled        (144,750)            3.75-5.25               4.63
                               Exercised                          --                    --                 --
                Outstanding at December 31, 1999           1,254,000             2.88-5.44               4.22
                               Granted                       463,000             2.81-3.31               3.21
                               Forfeited or canceled        (254,000)            2.88-5.25               4.24
                               Exercised                     (10,750)            3.13-3.75               3.62
                Outstanding at December 31, 2000           1,452,250           $ 2.81-5.44        $      3.91              6.1

                                                                                                                      Weighted
                                                                                                    Weighted           Average
                                                       Number of Option    Exercise Price Per   Average Exercise     Remaining
                                                            Shares                Share          Price Per Share        Life
------------------------------------------------------------------------------------------------------------------------------
1994 Plan:
              Outstanding at December 31, 1997              232,500            $3.25-13.44         $      7.02
                           Granted                           80,000              4.53-5.00                4.81
                           Forfeited or canceled            (26,000)             3.50-5.19                4.21
                           Exercised                        (15,000)                  3.50                3.50
              Outstanding at December 31, 1998              271,500             3.25-13.44                6.83
                           Granted                           84,000              2.88-3.75                3.03
                           Forfeited or canceled            (74,000)             5.00-5.25                5.14
                           Exercised                             --                     --                  --
              Outstanding at December 31, 1999              281,500             2.88-13.44                6.13
                           Granted                           35,000                   3.31                3.31
                           Forfeited or canceled            (60,500)            4.81-13.44                7.71
                           Exercised                         (6,500)                  2.88                2.88
              Outstanding at December 31, 2000              249,500            $2.88-12.88         $      5.70             4.9
------------------------------------------------------------------------------------------------------------------------------
1986 Plan:
              Outstanding at December 31, 1997               84,500            $3.50-14.25         $      4.95
                           Granted                               --                     --                  --
                           Forfeited or canceled            (13,000)                  3.25                3.25
                           Exercised                         (7,000)                  3.25                3.25
              Outstanding at December 31, 1998               64,500             3.50-14.25                5.48
                           Granted                               --                     --                  --
                           Forfeited or canceled             (7,500)                 14.25               14.25
                           Exercised                             --                     --                  --
              Outstanding at December 31, 1999               57,000             3.50-10.25                4.33
                           Granted                               --                     --                  --
                           Forfeited or canceled            (50,000)                  3.50                3.50
                           Exercised                             --                     --                  --
              Outstanding at December 31, 2000                7,000            $     10.25         $     10.25             0.8
------------------------------------------------------------------------------------------------------------------------------
Nonstatutory Stock Options:
              Outstanding at December 31, 1997            1,255,000            $3.75-10.50         $      4.67
                           Granted                           81,000                   4.88                4.88
                           Forfeited or canceled            (20,000)                  6.13                6.13
                           Exercised                             --                     --                  --
              Outstanding at December 31, 1998            1,316,000             3.75-10.50                4.61
                           Granted                          150,000              3.13-4.63                4.13
                           Forfeited or canceled           (321,000)             4.63-5.38                5.05
                           Exercised                             --                     --                  --
              Outstanding at December 31, 1999            1,145,000             3.13-10.50                4.42
                           Granted                               --                     --                  --
                           Forfeited or canceled            (50,000)            3.13-10.50                4.41
                           Exercised                       (100,000)                  3.75                3.75
              Outstanding at December 31, 2000              995,000            $3.13-10.50         $      4.47             4.8
------------------------------------------------------------------------------------------------------------------------------
FOR ALL PLANS:
              Outstanding at December 31, 2000            2,983,717            $2.81-12.88         $      4.29             5.4

       Outstanding and Exercisable by Price Range as of December 31, 2000

                          Options Outstanding                                        Options Exercisable
--------------------------------------------------------------------------     -------------------------------
                                             Weighted
                                             Average            Weighted                            Weighted
                           Number            Remaining           Average            Number          Average
 Range of Exercise     Outstanding at    Contractual Life-      Exercise        Exercisable at      Exercise
       Prices             12/31/00            Years               Price            12/31/00           Price
-------------------    --------------    -----------------    ------------     --------------     ------------
         2.81-2.85            75,000                6.4           $   2.81              50,000        $   2.81

         2.85-4.28         2,110,667                5.7               3.59           1,244,337            3.72

         4.28-5.70           618,050                5.1               5.04             569,925            5.05

         5.70-7.13            13,000                2.9               6.36              12,000            6.38

         7.13-8.55             9,000                3.0               7.31               7,200            7.31

        9.98-11.40           107,000                3.4              10.48             107,000           10.48

       11.40-12.83            48,000                1.0              12.50              48,000           12.50

       12.83-12.88             3,000                3.4              12.88               3,000           12.88
       -----------         ---------       ------------           --------           ---------        --------

        2.81-12.88         2,983,717                5.4           $   4.29           2,041,462        $   4.67
       ===========         =========       ============           ========           =========        ========

      The Company adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, as allowed under SFAS 123. Accordingly, no compensation cost has been recognized for stock option and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method in SFAS 123, the Company's net income and net income per share would have increased to the pro forma amounts (in thousands, except net income per share amounts) indicated below.

                                                 2000        1999         1998
                                              ---------    --------    ---------

Net income - pro forma                        $   9,697    $  1,340    $   1,504
Net income per share - pro forma (basic)           1.08        0.14         0.17
Net income per share - pro forma (diluted)         1.05        0.14         0.17

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000: no dividend yield, 76% volatility, a risk-free interest rate of 4.95%, and an average expected life of six years; and the following assumptions were used for grants in 1999 and 1998: no dividend yield, volatility from 68% to 70%, risk-free interest rates ranging from 3.79% to 6.00%, and expected lives from seven to eight years.

      At December 31, 2000, in the 1997 Plan options for 164,010 shares were exercisable and 20,033 options were available for grant; in the 1996 Plan options for 757,251 shares were exercisable and 147,750 options were available for grant; in the 1994 Plan options for 158,201 shares were exercisable and 50,500 options were available for grant; and in the 1986 Plan options for 7,000 shares were exercisable.

      Stock Purchase Plan. The Company has established an Employee Stock Purchase Plan ("ESPP"). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee's compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. In the offering periods ended June 30, 2000 and December 31, 2000, employees purchased 27,221 and 43,007 shares, respectively, at prices of $2.34 and $2.66, respectively. In the offering periods ended June 30, 1999 and December 31, 1999, employees purchased 11,912 and 23,641, respectively, at prices of $3.51 and $2.34, respectively. In the offering periods ended June 30, 1998 and December 31, 1998, employees purchased 9,367 and 11,943 shares, respectively, at prices of $4.04 and $3.85, respectively. The weighted average fair market value of shares under the ESPP was $2.53, $2.73 and $3.93 in 2000, 1999, and 1998, respectively. The Company has reserved 750,000 shares of common stock for the ESPP, of which 470,175 were available for future issuance as of December 31, 2000.

7.    Commitments and Contingencies

      The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

      The Company leases office and warehouse space and various equipment under noncancelable operating leases.

      In November 1988, the Company executed a ten-year lease for its corporate headquarters that comprises approximately 120,000 square feet of office space and 14,000 square feet of warehouse space. The Company also entered into a nine-year lease for 55,170 square feet of office space in two buildings beginning December 1, 1989. The lease for the entire facility expired on November 30, 1998. In October 1997, the Company executed a ten-year lease for a new administrative facility consisting of approximately 100,500 square feet of new office space in Chantilly, Virginia. The agreement has one five-year option period and commenced on December 1, 1998. The Company is obligated under the lease agreement to provide to the landlord a letter of credit in the amount of $2.0 million as a security deposit for all tenant requested improvements associated with the lease. This deposit will be reduced by 10%, per year, over the life of the lease. The Company has recorded leasehold improvements in the amount of $2.0 million, as well as a liability for deferred rent of $2.0 million in conjunction with the build-out improvements. The asset and liability are being amortized over the life of the lease. The Company also entered into a lease agreement on April 1, 1999 for a 20,000-square foot distribution center in Chattanooga, Tennessee. The Company has exercised its one year lease renewal option for the Chattanooga facilities effective April 1, 2001. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $2.0 million, $2.1 million, and $2.8 million, respectively. The Company also maintains a sales office in Germany and has entered into a lease agreement as of January 1, 1999 for a term of two-years ending on December 31, 2000. The Company renewed this lease commitment as of January 1, 2001 for a one year term ending on December 31, 2001.

      Collective future minimum lease payments as of December 31, 2000 are as follows (in thousands):

                                           Operating
Year ending December 31,                   Leases (1)
                                           ----------

         2001                              $    1,979
         2002                                   1,950
         2003                                   1,985
         2004                                   2,035
         2005                                   2,095
         Thereafter                             4,597
                                           ----------

Total minimum lease payments               $   14,641
                                           ==========

(1) Includes $42,075 in 2001 and $14,025 for lease renewal option exercised in Chattanooga and Germany facilities.

8.    401(k) Plan

      Effective April 1991, the Company adopted the Employees' 401(k) Investment Plan (the "Plan"), a savings and investment plan intended to be qualified under
Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). All employees of the Company who are at least 21 years of age and have completed at least six months of employment with the Company are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 15%) of their total compensation. Employee contributions are fully vested at all times. The Company, in its sole discretion, may make contributions in amounts, if any, as may be determined by the Board of Directors for the benefit of all participants. In 2000, 1999 and 1998, the Company contributed a total of $ 662,164, $ 242,917 and $101,034 to the Plan, respectively.

9.    Segment Reporting

      In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information about operating segments in the financial statements and in condensed financial statements of interim periods. The Company has determined that through December 31, 2000, it operated as one business segment as defined by SFAS 131. In addition, the Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the federal government, which under SFAS 131 is considered a single customer.

10.   Quarterly Financial Data (unaudited)

      The following tables set forth selected unaudited quarterly financial data and the percentages such items represent of sales. The quarterly financial data reflect, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for such periods. The quarterly financial data also reflects the adoption of SAB No. 101 effective January 1, 2000 and the adoption of EITF No. 99-19 on a retroactive basis for all quarters presented (see Note 1). Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                                              2000 Quarters Ended
                                           --------------------------------------------------------------------------------------
                                                 March 31,              June 30,            September 30,        December 31,
                                           -------------------    -------------------     -----------------   -------------------
(In thousands, except per share data)

Sales (1) (a)                              $ 121,133     100.0%   $ 136,468     100.0%    $ 185,246   100.0%  $ 234,907     100.0%
Cost of sales (a)                            111,964      92.4%     123,929      90.8%      168,391    90.9%    213,337      90.8%
Gross margin (2)                               9,169       7.6%      12,539       9.2%       16,855     9.1%     21,570       9.2%
Operating expenses                            12,094      10.0%      11,978       8.8%       13,740     7.4%     15,504       6.6%
(Loss) income from operations                 (2,925)     -2.4%         561       0.4%        3,115     1.7%      6,066       2.6%
Interest income, net                            (739)     -0.6%        (154)     -0.1%       (1,049)   -0.6%       (317)     -0.1%
(Loss) income before income taxes             (2,186)     -1.8%         715       0.5%        4,164     2.3%      6,383       2.7%
Income tax benefit                                --        --           --        --            --      --      (2,008)     -0.9%
(Loss) income prior to cumulative
effect of SAB No. 101 adoption                (2,186)     -1.8%         715       0.5%        4,164     2.3%      8,391       3.6%
Cumulative effect of SAB No. 101
adoption                                        (467)     -0.4%          --        --            --      --          --        --
Net (loss) income (2)                         (2,653)     -2.2%         715       0.5%        4,164     2.3%      8,391       3.6%
Net income per common share
  Basic:
    Basic net (loss) income per share
    before cumulative effect of
    SAB No. 101 adoption                   $   (0.24)             $    0.08               $    0.45           $    1.02
    Cumulative effect per share of
    SAB No. 101 adoption                       (0.05)                    --                      --                  --
                                           ---------              ---------               ---------           ---------
    Basic net (loss) income per share      $   (0.29)             $    0.08               $    0.45           $    1.02
                                           =========              =========               =========           =========
  Diluted:
    Diluted net (loss) income per share
    before cumulative effect of
    SAB No. 101 adoption                   $   (0.24)             $    0.08               $    0.45           $    1.01
    Cumulative effect per share of
    SAB No. 101 adoption                       (0.05)                    --                      --                  --
                                           ---------              ---------               ---------           ---------
    Diluted net (loss) income per share    $   (0.29)             $    0.08               $    0.45           $    1.01
                                           =========              =========               =========           =========

Weighted average common shares
outstanding
    Basic                                      9,281                  9,336                   9,256               8,219
                                           =========              =========               =========           =========
    Diluted                                    9,281                  9,351                   9,305               8,281
                                           =========              =========               =========           =========

                                                                              1999 Quarters Ended
                                         ------------------------------------------------------------------------------------------
                                               March 31,              June 30,               September 30,          December 31,
                                         -------------------     -------------------     -------------------     ------------------
(In thousands, except per share data)

Sales (b)                                $ 124,522     100.0%    $ 143,972     100.0%    $ 192,844     100.0%    $ 199,232    100.0%
Cost of sales (b)                          114,450      91.9%      131,726      91.5%      179,352      93.0%      184,935     92.8%

Gross margin                                10,072       8.1%       12,246       8.5%       13,492       7.0%       14,297      7.2%

Operating expenses                          12,530      10.1%       12,345       8.6%       11,102       5.8%       12,538      6.3%

(Loss) income from operations               (2,458)     -2.0%          (99)     -0.1%        2,390       1.2%        1,759      0.9%

Interest (income) expense, net                (565)     -0.5%         (168)     -0.1%         (358)     -0.2%            1      0.0%

(Loss) income before income taxes           (1,893)     -1.5%           69       0.0%        2,748       1.4%        1,758      0.9%

Net (loss) income                           (1,893)     -1.5%           69       0.0%        2,748       1.4%        1,758      0.9%
Net (loss) income per common share
   Basic net (loss) income per share     $   (0.20)              $    0.01               $    0.30               $    0.19
                                         =========               =========               =========               =========
   Diluted net (loss) income per share   $   (0.20)              $    0.01               $    0.30               $    0.19
                                         =========               =========               =========               =========

Weighted average common shares
outstanding
   Basic                                     9,466                   9,200                   9,211                   9,212
                                         =========               =========               =========               =========
   Diluted                                   9,466                   9,859                   9,308                   9,215
                                         =========               =========               =========               =========

Due to the adoption of SAB No. 101 and EITF No. 99-19, the quarterly financial data reflected above differs from amounts previously reported in the Company's 1999 filings on Forms 10-Q and 10-K and the Company's 2000 filings on Forms 10-Q as follows:

(1) Adjustment to quarterly sales of ($7,136), $7,122, and ($17,548) for the first through the third quarter 2000, respectively, due to the adoption of SAB No. 101.

(2) Adjustment to quarterly gross margin and net income or loss of ($611), $441 and ($1,493) for the first through the third quarter 2000, respectively, due to the adoption of SAB No. 101.

(a) Reclassification of $993, $7,267, $3,632, and $1,481 in costs against sales due to the adoption of EITF No. 99-19 for the first through the fourth quarter 2000, respectively.

(b) Reclassification of $1,027, $4,788, $1,650, and $453 in costs against sales due to the adoption of EITF No. 99-19 for the first through the fourth quarter 1999, respectively.

                            GTSI CORP. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)                     Balance at  Charged to                     Balance
                                   Beginning   Costs and                      at end
           Description             of Period    Expenses   Deductions (1)    of Period
---------------------------------  ---------   ----------  --------------    ---------
Year ended December 31, 2000:
          Allowance for bad debts    $ 2,556    $   (10)      $  (837)        $ 1,709

Year ended December 31, 1999:
          Allowance for bad debts    $ 5,980    $  (902)      $(2,522)        $ 2,556

Year ended December 31, 1998:
          Allowance for bad debts    $ 4,093    $ 2,097       $  (210)        $ 5,980

      (1)   Adjustments and amounts written off during the period.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, entitled "Election of Directors," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management - Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

Item 11. EXECUTIVE COMPENSATION.

      The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2001, entitled "Election of Directors - Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2001, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2001, entitled "Election of Directors - Nominees" and "Executive Compensation and Other Information-Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   (1)   Financial Statements

            See the Index included in Item 8 on Page 24 of this Form 10-K.

            (2)   Financial Statement Schedules

            See the Index included in Item 8 on Page 24 of this Form 10-K.

            (3)   Exhibits

      3.1   Restated Certificate of Incorporation

      3.2   Bylaws, as amended

      10.1 Amended and Restated 1986 Stock Option Plan, (4), including forms of Stock Option Agreements and Stock Purchase Agreement(1)(3)

      10.2  Employee Stock Purchase Plan, as amended to date (1)(6)

      10.3 GSA Schedule B/C Award/Contract No. GS00K95AGS6407 dated April 1, 1996, issued by the General Services Administration to the Registrant for the three-year period ending March 31, 1999, and amendment thereto dated November 26, 1997

      10.4  Officer Severance Plan, as amended to date (15)

      10.5 GTSI Employees' 401(k) Investment Plan (3); and Amendment No. 1 (5); Amendment No. 2 and Amendment No. 3 thereto (15)

      10.6 U.S. Navy Standard Desktop Computer Companion Contract No. N66032-91-D-0002 dated February 8, 1991; Modification thereof dated June 28, 1991 (4); Modifications during 1992 (6); and Modifications during 1993 (2)(9)

      10.7 Authorized Apple Dealer Sales Agreement between Apple Computer, Inc. and the Registrant, effective April 1993 (7)

      10.8 U.S. Air Force Desktop IV Microsystems Contract No. F01620-93-D-0001 dated February 2, 1993; Modifications during 1993 (2)(9); and Modifications during the quarter ended March 31, 1994 (10); and Modifications during the quarter ended June 30, 1995 (14)

      10.9 Lease dated August 11, 1995 between the Registrant and Security Capital Industrial Trust covering new distribution center facility
            (15)

      10.10 Letter agreement dated January 16, 1996 between the Registrant and Microsoft Corporation (15)

      10.11 Settlement Agreement between the Registrant and the U.S. Air Force with respect to the Desktop IV Microsystems Contract No. F01620-93-D-0001 (2)(17)

      10.12 Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Redeemable Convertible Preferred Stock of the Registrant filed February 12, 1998 with the Secretary of State of Delaware (18)

      10.13 1994 Stock Option Plan, as amended to date (19)

      10.14 1996 Stock Option Plan (19)

      10.15 Lease dated December 10, 1997 between the Registrant and Petula Associates, Ltd. covering new headquarters facility (excluding attachments and exhibits) (19)

      10.16 Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named in such agreement, and Deutsche Financial Services Corporation, as a Lender and as Agent (excluding attachments and exhibits) (19)

      10.17 Amendment, dated as of July 2, 1998, to Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent
            (23)

      10.18 Amendment, dated as of July 2, 1998, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation (23)

      10.19 Agreement among the Registrant, BTG, Inc., BTG Technology Systems, Inc. and Concept Automation, Inc. of America dated February 10, 1999

      10.20 Amendment, dated as of November 24, 1999 to Second Amended and Restated Business Credit and Security Agreement, dated July 28, 1997, among the Registrant, certain lenders named in such agreement and Deutsche Financial Services Corp., as a Lender and Agent

      10.21 Addendum, dated as of November 23, 1999 to Agreement for Wholesale Financing dated June 27, 1996, among the Registrant and Deutsche Financial Services Corp.

      10.22 Amendment, dated as of November 17, 2000 to Second Amended and Restated Business Credit and Security Agreement, dated July 28, 1997, among the Registrant, certain lenders named in such agreement and Deutsche Financial Services Corp., as a Lender and Agent

      10.23 Employment Agreement dated January 1, 2001 between the Registrant and M. Dendy Young (1)

      10.24 Offer Letter dated November 29, 2000 between the Registrant John T. Spotila (1)

      10.25 Offer Letter dated March 29, 1999 between the Registrant Robert D. Russell (1)

      23.1  Consent of Arthur Andersen LLP

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

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-Q (File No. 0-19394) for the year ended December 31, 1994.

(13) Incorporated by reference to the Registrant's Current Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1996.

(14) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 1995.

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1995.

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1995.

(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1996.

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

(20) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 18, 1998.

(21) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 1998.

(22) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 5, 1998.

(23) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1998.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

      See the list of Exhibits in Item 14(a)(3) beginning on Pages 47-48 of this Form 10-K.

(d)   Financial Statement Schedules

      See the Index included in Item 8 on Page 24 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, Commonwealth of Virginia.

                                      GTSI CORP.


Dated:  March 30, 2001                By:       /S/ M. DENDY YOUNG
                                            ------------------------------------
                                            M. Dendy Young,
                                            Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                    Title                                 Date
    ---------                    -----                                 ----

   /S/ M. DENDY YOUNG            Chairman and                     March 30, 2001
-----------------------------    Chief Executive Officer
   M. Dendy Young                (Principal Executive Officer)
                                 and a Director


   /S/ ROBERT D. RUSSELL         Senior Vice President and        March 30, 2001
-----------------------------    Chief Financial Officer
   Robert D. Russell             (Principal Financial and
                                 Accounting Officer)


   /S/ LEE JOHNSON               Director                         March 30, 2001
-----------------------------
   Lee Johnson


   /S/ STEVEN KELMAN             Director                         March 30, 2001
-----------------------------
   Steven Kelman, Ph.D.


   /S/ JAMES J. LETO             Director                         March 30, 2001
-----------------------------
   James J. Leto


   /S/ LAWRENCE J. SCHOENBERG    Chairman Emeritus                March 30, 2001
-----------------------------
   Lawrence J. Schoenberg

   Signature                       Title                              Date
   ---------                       -----                              ----

   /S/ JOHN M. TOUPS               Director                      March 30, 2001
------------------------------
   John M. Toups

   /S/ DANIEL R. YOUNG             Director                      March 30, 2001
------------------------------
   Daniel R. Young