Form 10-Q
period 2001-03-31
GTSI CORP
filed 2001-05-15
CIK 850483

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                         Shares Outstanding at May 1, 2001
-------------------------------------      -------------------------------------
    Common Stock, $0.005 par value                       8,110,481

================================================================================

                            GTSI CORP. AND SUBSIDIARY

        Quarterly Report on Form 10-Q for the Period Ended March 31, 2001


TABLE OF CONTENTS                                                           PAGE

COVER PAGE.....................................................................1

TABLE OF CONTENTS..............................................................2

PART I - FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS -

                  Consolidated Balance Sheets as of
                      March 31, 2001 and December 31, 2000.....................3

                  Consolidated Condensed Statements of Operations for the
                      Three Months Ended March 31, 2001 and 2000...............4

                  Consolidated Condensed Statements of Cash Flows for the
                      Three Months Ended March 31, 2001 and 2000...............5

                  Notes to Consolidated Condensed Financial Statements.........6

       ITEM 2.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS......................9

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..14


PART II - OTHER INFORMATION...................................................15

       ITEM 1.    LEGAL PROCEEDINGS
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
       ITEM 4.    OTHER INFORMATION
       ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES....................................................................16

                                             GTSI CORP. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                          MARCH 31,      DECEMBER 31,
(In thousands, except share data)                                                           2001             2000
                                                                                   ----------------------------------
ASSETS
Current assets:
     Cash                                                                                $      40        $       79
     Accounts receivable, net                                                               93,145           137,181
     Merchandise inventories                                                                36,341            53,570
     Other current assets                                                                   23,749            18,269
                                                                                   ----------------------------------
                    Total current assets                                                   153,275           209,099
Property and equipment, net                                                                 12,067            12,830
Other assets                                                                                 6,040             5,136
                                                                                   ----------------------------------
                    Total assets                                                         $ 171,382        $  227,065
                                                                                   ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable to banks                                                              $       -        $   11,925
     Note payable, current                                                                   1,000               500
     Accounts payable                                                                       94,383           134,071
     Accrued liabilities                                                                     8,711            10,249
     Accrued warranty liabilities                                                            7,263             8,695
                                                                                   ----------------------------------
                    Total current liabilities                                              111,357           165,440
Notes payable, net of current portion                                                            -             1,000
Other liabilities                                                                            2,149             2,145
                                                                                   ----------------------------------
                    Total liabilities                                                      113,506           168,585
                                                                                   ----------------------------------
Stockholders' equity
     Prefered Stock - $0.25 par value, 680,850 shares authorized; none issued or outstanding at March 31, 2001 and March 31, 2000
                                                                                                 -                 -
     Common stock - $0.005 par value 20,000,000 shares authorized 9,806,084 issued and 8,110,481 outstanding at March 31, 2001; and 20,000,000 shares authorized, 9,806,084 issued and 7,956,272 outstanding at December 31, 2000
                                                                                                49                49
          Capital in excess of par value                                                    43,418            43,484
          Retained earnings                                                                 21,742            22,933
          Treasury stock, 1,695,603 shares at March 31, 2001 and
          1,849,812 shares at December 31, 2000, at cost                                   (7,333)            (7,986)
                                                                                   ----------------------------------
                    Total stockholders' equity                                              57,876            58,480
                                                                                   ----------------------------------
                    Total liabilities and stockholders' equity                           $ 171,382        $  227,065
                                                                                   ==================================

      The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
(In thousands, except per share data)                                                           2001               2000
                                                                                         ----------------------------------------

Sales                                                                                      $  149,288         $   121,133

Cost of sales                                                                                 136,523             111,964
                                                                                         ------------------ ---------------------
Gross margin                                                                                   12,765              9,169

Operating expenses                                                                             15,358             12,094
                                                                                         ------------------ ---------------------
Loss from operations                                                                           (2,593)            (2,925)
                                                                                         ------------------ ---------------------
          Interest and financing income                                                          (906)            (1,071)
          Interest expense                                                                        251                332
                                                                                         ------------------ ---------------------
Interest income, net                                                                             (655)              (739)
                                                                                         ------------------ ---------------------

Loss before income taxes and cumulative effect of SAB No. 101 adoption                         (1,938)            (2,186)

Income tax benefit                                                                               (747)                 -
                                                                                         ------------------ ---------------------
Net loss before cumulative effect of SAB No. 101 adoption                                      (1,191)            (2,186)

Cumulative effect of SAB No. 101 adoption                                                           -               (467)
                                                                                         ------------------ ---------------------

Net loss                                                                                    $  (1,191)          $ (2,653)
                                                                                         ================== =====================

Basic and diluted net loss per share before cumulative effect of SAB No. 101 adoption       $   (0.15)          $  (0.24)
                                                                                         ================== =====================

Basic and diluted net loss per share                                                        $   (0.15)          $  (0.29)
                                                                                         ================== =====================

Basic and diluted weighted shares outstanding                                                   8,042              9,281
                                                                                         ================== =====================

           The accompanying notes are an integral part of these consolidated financial statements.


                                            GTSI CORP. AND SUBSIDIARY

                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Three months ended
                                                                                      March 31,
(In thousands)                                                                2001                  2000
                                                                     ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $    (1,191)          $    (2,653)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
                                                                                     13,282               (8,909)
                                                                     ---------------------------------------------
Net cash provided by (used in) operating activities                                  12,091              (11,562)
                                                                     ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cost of property and equipment                                               (291)               (1,491)
                                                                     ---------------------------------------------
Net cash used in investing activities                                                  (291)               (1,491)
                                                                     ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Payments of) proceeds from bank notes, net                               (11,926)                13,097
          Payments of note payable                                                    (500)                  (500)
          Proceeds from exercises of stock options                                     587                    417
                                                                     ---------------------------------------------
Net cash (used in) provided by financing activities                                (11,839)                13,014
                                                                     ---------------------------------------------

Net decrease in cash                                                                   (39)                   (39)
Cash at beginning of period                                                             79                    149
                                                                     ---------------------------------------------
Cash at end of period                                                            $      40             $      110
                                                                     =============================================

Supplemental disclosures of cash flow information: Cash paid during the year for:
                    Interest                                                     $      458            $      528
                    Income taxes                                                 $    2,200            $        -

The accompanying notes are an integral part of these consolidated financial statements.


                            GTSI CORP. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

         The accompanying unaudited, consolidated financial statements of GTSI Corp. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 2000 and the accompanying Notes to the Financial Statements, contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

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

         The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either
(a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. During the fourth quarter of 2000, and on a retroactive basis for all periods presented, the financial statements were reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely resulted in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $1.0 million for the quarter ended March 31, 2000.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to record derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS No. 133 is effective as of January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

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

         Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At March 31, 2001, the Company was in compliance with all financial covenants set forth in the Credit Facility.

3.   PROPERTIES

         The Company's executive offices are located in an approximately 100,500 square foot facility in Chantilly, Virginia under a lease expiring in November 2009, with one five-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000 square foot facility under a lease expiring in December 2006. The Company also has a branch sales office occupying 139 square meters in Mannheim, Germany. The Company also leases a 20,000 square foot distribution center in Chattanooga, Tennessee under a one-year renewable option, exercised and effective April 1, 2001.

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


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

         The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the Company's consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 2000. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

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

The Company's business strategy is to continue to focus on higher-end product-based solutions, to broaden its product offering, to remain a low-cost, reliable provider of commodity products. The Company also focuses on bringing new technologies to government customers.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.



                                                                                                      PERCENTAGE
                                                            PERCENTAGE OF SALES                         CHANGE
                                               -----------------------------------------------   ----------------------
                                                             THREE MONTHS ENDED                      THREE MONTHS
                                                                 MARCH 31,                               ENDED
                                               -----------------------------------------------         MARCH 31,
                                                       2001                     2000                 2001 TO 2000
                                               -----------------------------------------------   ----------------------
Sales                                                 100.0%                   100.0%                    23.2%
Cost of sales                                          91.4                     92.4                     21.9%
                                               ----------------------   ----------------------
Gross margin                                            8.6                      7.6                     39.2%
                                               ----------------------   ----------------------
Operating expenses:
       Selling, general, and administrative             9.6                      9.3                     28.1%
       Depreciation and amortization                    0.7                      0.7                     14.1%
                                               ----------------------   ----------------------
Total operating expenses                               10.3                     10.0                     27.0%
                                               ----------------------   ----------------------
Loss from operations                                   (1.7)                    (2.4)                   -11.4%
Interest income, net                                   (0.4)                    (0.6)                   -11.4%
                                               ----------------------   ----------------------
Loss before taxes and cumulative effect of SAB         (1.3)                    (1.8)                   -11.3%
No. 101 adoption
Income tax benefit                                     (0.5)                     0.0                       -
                                               ----------------------   ----------------------
Net loss before cumulative effect of SAB No.           (0.8)                    (1.8)                   -45.5%
101 adoption
Cumulative effect of SAB No. 101 adoption              0.00                     (0.4)                   100.0%
                                               ----------------------   ----------------------
Net loss                                               (0.8)                    (2.2)                   -55.1%

         The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:

                                       Three months ended March 31,
                                        2001                    2000
                              ---------------------   ----------------------
GSA Schedules                 $ 25,858        17.3%   $ 40,417         33.4%
IDIQ Contracts                  91,967        61.6%     58,332         48.2%
Open Market                     22,983        15.4%     13,380         11.0%
Other Contracts                  8,480         5.7%      9,004          7.4%
                              ---------------------   ----------------------
  Total                       $149,288       100.0%   $121,133        100.0%
                              =====================   ======================

Three Months Ended March 31, 2001 Compared
With the Three Months Ended March 31, 2000

         Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the first quarter of 2001 were $149.3 million, compared to $121.1 million in the first quarter of 2000, or an increase of 23.2%.

         Gross Margin. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other overhead expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicle and the mix of product sold. Gross margin in the current quarter increased by 1.0 percentage points to 8.6%, compared to a gross margin of 7.6% in the first quarter of 2000. The increase in gross margin percentage is primarily due to an increase in contract gross margins.

         Operating Expenses. Total operating expenses for the three months ended March 31, 2001 increased $3.3 million, or 27.0%, from the same period in 2000. The increase in operating expenses primarily resulted from increased personnel costs to support an increased emphasis on sales. Expressed as a percentage of total sales, total operating expenses increased to 10.3% from 10.0% in the prior period.

         Interest Expense. Net interest income in the third quarter of 2001 decreased to $655,000 compared to $739,000 in the same period in 2000 due primarily to a decrease in prompt payment discounts relating to strategic inventory purchases.

         Income Tax. The Company recorded a tax benefit of $747,000 for the first quarter of 2001 based on the effective rate of approximately 39%. No income tax benefit was recognized in the first quarter of 2000, as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes."

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

         The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either
(a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. During the fourth quarter of 2000, and on a retroactive basis for all periods presented, the financial statements were reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely results in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $1.0 million for the quarter ended March 31, 2000.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to record derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS No. 133 is effective as of January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

Liquidity and Capital Resources

         During the first three months of 2001, the Company's operating activities provided $12.1 million of cash flow, compared to the $11.6 million of cash flow used in the same period in 2000. The increase in cash flow relates primarily to the Company's decreased inventory purchases and faster receivables collection in the first quarter of 2001 versus the same period in 2000 .

         Investing activities used cash of approximately $291,000 million during the three months ended March 31, 2001 compared to $1.5 million for the same period in 2000 reflecting the strategic timing of the investment in the Company's computers and software, including Customer Relationship Management initiatives.

         During the three months ended March 31, 2001, the Company's financing activities used cash of approximately $11.8 million, primarily related to increased borrowings under the Company's Credit Facilities and payment against a note payable. At March 31, 2001 the Company had approximately $26.8 million available for borrowing under its credit facility.

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

         Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At March 31, 2001, the Company was in compliance with all financial covenants set forth in the Credit Facility.

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

         (a)      Reports on Form 8-K:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Date: May 15, 2001
                        GTSI Corp.



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