Form 10-Q
period 2001-06-30
GTSI CORP
filed 2001-08-14
CIK 850483

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                     Shares Outstanding At August 1, 2001
----------------------------------      ----------------------------------------
  Common Stock, $0.005 par value                       8,296,005

================================================================================

                            GTSI CORP. AND SUBSIDIARY

        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001


TABLE OF CONTENTS                                                                             PAGE
-----------------                                                                             ----
COVER PAGE.......................................................................................1

TABLE OF CONTENTS................................................................................2

PART I - FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS -

                  Consolidated Balance Sheets as of
                      June 30, 2001 and December 31, 2000........................................3

                  Consolidated Statements of Operations for the
                      Three Months and Six Months Ended June 30, 2001 and 2000...................4

                  Consolidated Condensed Statements of Cash Flows for the
                      Six Months Ended June 30, 2001 and 2000....................................5

                  Notes to Consolidated Condensed Financial Statements...........................6

       ITEM 2.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS........................................9

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................14


PART II - OTHER INFORMATION.....................................................................15

       ITEM 1.    LEGAL PROCEEDINGS
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
       ITEM 4.    OTHER INFORMATION
       ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES......................................................................................16

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        JUNE 30,         DECEMBER 31,
(In thousands, except share data)                                                         2001               2000
                                                                                    ----------------- -------------------
ASSETS
Current assets:
     Cash                                                                                  $    9,296         $       79
     Accounts receivable, net                                                                  91,753            137,181
     Merchandise inventories                                                                   33,993             53,570
     Other current assets                                                                      18,086             18,269
                                                                                    ----------------- -------------------
                    Total current assets                                                      153,128            209,099
Property and equipment, net                                                                    12,198             12,830
Other assets                                                                                    6,610              5,136
                                                                                    ----------------- -------------------
                    Total assets                                                           $  171,936         $  227,065
                                                                                    ================= ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable to banks                                                                $       -          $   11,925
     Note payable, current                                                                      1,000                500
     Accounts payable                                                                          92,042            134,071
     Accrued liabilities                                                                        8,549             10,249
     Accrued warranty liabilities                                                               7,266              8,695
                                                                                    ----------------- -------------------
                    Total current liabilities                                                 108,857            165,440
Notes payable, net of current portion                                                              -               1,000
Other liabilities                                                                               5,928              2,145
                                                                                    ----------------- -------------------
                    Total liabilities                                                         114,785            168,585
                                                                                    ----------------- -------------------
Stockholders' equity
     Preferred Stock - $0.25 par value, 680,850 shares authorized; none issued
     or outstanding at June 30, 2001 and December 31, 2000                                         -                  -
     Common stock - $0.005 par value 20,000,000 shares authorized 9,806,084 issued and 8,296,005 outstanding at June 30, 2001; 20,000,000 shares
     authorized, 9,806,084 issued and 7,956,272 outstanding at December 31, 2000                   49                 49
          Capital in excess of par value                                                       43,246             43,484
          Retained earnings                                                                    20,402             22,933
          Treasury stock, 1,510,079 shares at June 30, 2001 and
          1,849,812 shares at December 31, 2000, at cost
                                                                                              (6,546)            (7,986)
                                                                                    ----------------- -------------------
                    Total stockholders' equity                                                57,151             58,480
                                                                                    ----------------- -------------------
                    Total liabilities and stockholders' equity                            $  171,936         $  227,065
                                                                                    ================= ===================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      - 3 -

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
(In thousand, except per share data)                   JUNE 30,                                    JUNE 30,
                                              2001                   2000                 2001                2000
                                      ------------------------------------------- ----------------------- ---------------
Sales                                            $  151,090            $  136,468            $  300,379        $  257,601

Cost of sales                                       138,250               123,929               274,773           235,893
                                      ---------------------- -------------------- ----------------------- ---------------

Gross margin                                         12,840                12,539                25,606
                                                                                                                   21,708

Operating expenses                                   15,697                11,978                31,056
                                                                                                                   24,071
                                      ---------------------- -------------------- ----------------------- ---------------

(Loss) income from operations                       (2,857)                                     (5,450)
                                                                              561                                 (2,363)
                                      ---------------------- -------------------- ----------------------- ---------------
          Interest income                             (733)                 (379)               (1,639)
                                                                                                                  (1,452)
          Interest expense                                                                          305
                                                         54                   225                                     559
                                      ---------------------- -------------------- ----------------------- ---------------
Interest income, net                                  (679)                 (154)               (1,334)
                                                                                                                    (893)
                                      ---------------------- -------------------- ----------------------- ---------------

(Loss) income before income taxes and               (2,178)                                     (4,116)
cumulative effect of SAB No. 101                                              715                                 (1,470)
adoption

Income tax benefit                                    (839)                                     (1,586)
                                                                                -                                       -
                                      ---------------------- -------------------- ----------------------- ---------------
Net (loss) income before cumulative                 (1,339)                                     (2,530)
effect of SAB No. 101 adoption                                                715                                 (1,470)

Cumulative effect of SAB No. 101
adoption                                                  -                     -                     -               467
                                      ---------------------- -------------------- ----------------------- ---------------

Net (loss) income                               $   (1,339)             $     715           $   (2,530)       $   (1,937)
                                      ====================== ==================== ======================= ===============

Basic and diluted net (loss) income             $    (0.16)             $    0.08           $    (0.31)       $    (0.16)
per share before cumulative effect of
SAB No. 101 adoption
                                      ====================== ==================== ======================= ===============
Basic and diluted net (loss) income             $    (0.16)             $    0.08           $    (0.31)       $    (0.21)
per share
                                      ====================== ==================== ======================= ===============

Basic weighted average shares
outstanding                                          8,157                  9,336                 8,099            9,308
                                      ====================== ==================== ======================= ===============
Diluted weighted average shares
outstanding                                          8,157                  9,351                 8,099            9,308
                                      ====================== ==================== ======================= ===============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      -4-

                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
(In thousands)                                                                2001                  2000
                                                                     --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $    (2,530)          $    (1,937)
         Depreciation and amortization                                               2,158                 1,905
         Adjustments to reconcile net loss to net cash
         provided by operating activities:                                          22,340                11,810
                                                                     ------------------------ -------------------
Net cash provided by operating activities:                                          21,968                11,778
                                                                     ------------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cost of property and equipment                                            (1,527)               (2,233)
                                                                     ------------------------ -------------------
Net cash used in investing activities                                               (1,527)               (2,233)
                                                                     ------------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments of bank notes, net                                              (11,925)               (9,479)
          Payments of note payable                                                    (500)                 (500)
          Proceeds from exercises of stock options                                   1,201                   314
                                                                     ------------------------ -------------------
Net cash used in financing activities                                              (11,224)               (9,665)
                                                                     ------------------------ -------------------

Net increase (decrease) in cash                                                      9,217                 (120)
Cash at beginning of period                                                             79                   149
                                                                     ------------------------ -------------------
Cash at end of period                                                           $    9,296             $      29
                                                                     ======================== ===================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
                    Interest                                                    $      501             $     811
                    Income taxes                                                $       -              $      -






The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      -5-

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

         The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either
(a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. During the fourth quarter of 2000, and on a retroactive basis for all periods presented, the financial statements were reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely resulted in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $7.3 million for the quarter ended June 30, 2000, and $8.3 million for the six months ended
June 30, 2000.

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

         On, June 30, 1999, the Credit Agreement of July 28, 1997 was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending June 30, 1999 and each calendar quarter thereafter. All other material terms of the Credit Agreement remained the same.

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

         On February 28, 2001, the Company and its banks executed an amendment, for the establishment of a reserve to facilitate certain payments to its vendors via Automated Clearing House "ACH" transfers. The amendment also increased the Company's Stock Repurchase authorization from third-party stockholders by an additional $4.7 million, notwithstanding the $6.1 million previously authorized from the Fourth Amendment dated November 17, 2000.

         On March 13, 2001, the Wholesale Financing Facility was amended to $35.0 million throughout the fiscal year.

         Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At June 30, 2001, the Company was in compliance with all financial covenants set forth in the Credit Facility.

3.   PROPERTIES

         The Company's executive offices are located in an approximately 100,500 square foot facility in Chantilly, Virginia under a lease expiring in November 2009, with one five-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000 square foot facility under a lease expiring in December 2006. The Company has a branch sales office occupying 139 square meters in Mannheim, Germany. In addition, the Company has branch sales offices in Calverton, Maryland, under a month to month lease, beginning on March 14, 2001. The Company also leases a 20,000 square foot distribution center in Chattanooga, Tennessee under a one-year renewable option, exercised and effective April 1, 2001.

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

         Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings; to the addition of new vendors; and to the addition or expiration of sales contract vehicles (e.g., the addition of the SEWP III Contract and the MMAD Contract, and the expiration of the SEWP II Contract). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably impacted the last two calendar quarters and adversely affected the first two calendar quarters.

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

                                                                                             PERCENTAGE
                                                                                               CHANGE
                                                                                      --------------------------
                                                 PERCENTAGE OF SALES                     THREE         SIX
                                   -------------------------------------------------     MONTHS       MONTHS
                                            THREE                     SIX                ENDED        ENDED
                                        MONTHS ENDED             MONTHS ENDED           JUNE 30,     JUNE 30,
                                          JUNE 30,                 JUNE 30,             2000 TO      2000 TO
                                      2001        2000         2001         2000          2001         2001
                                   ------------------------ ------------------------  --------------------------
Sales                                  100.0%       100.0%       100.0%      100.0%          10.7%        16.6%
Cost of sales                            91.5         90.8         91.5        91.6          11.6%        16.5%
                                   ----------- ------------ ------------ -----------
Gross margin                              8.5          9.2          8.5         8.4           2.4%        18.0%
                                   ----------- ------------ ------------ -----------
Operating expenses:

Selling, general, and                     9.7          8.1          9.6         8.6          32.7%        30.4%
administrative

Depreciation and                          0.7          0.7          0.7         0.7          12.6%        13.3%
amortization
                                   ----------- ------------ ------------ -----------
Total operating expenses                 10.4          8.8         10.3         9.3          31.1%        29.0%
                                   ----------- ------------ ------------ -----------
(Loss) Income from operations            (1.9)         0.4         (1.8)       (0.9)        -609.3%     -130.6%
interest income net                      (0.4)        (0.1)        (0.4)       (0.3)         340.9%       49.4%
                                   ----------- ------------ ------------ -----------
(Loss) Income before taxes               (1.5)         0.5         (1.4)       (0.6)        -404.6%     -180.0%
income tax benefit                      (0.60)           -        (0.50)          -          100.0%      100.0%
                                   ----------- ------------ ------------ -----------
Net (loss) before cumulative effect      (0.9)         0.5        (0.9)       (0.6)         -287.3%      -72.1%
of SAB No. 101 adoption
Cumulative effect of SAB No. 101            -            -            -        0.2            0.0%      -100.0%
adoption
                                   ----------- ------------ ------------ -----------
Net (loss) income                        (0.9)         0.5        (0.9)       (0.8)        -287.3%       -30.6%
                                   =========== ============ ============ ===========


         The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:

                              Three months ended June 30,                      Six months ended June 30,
                   ---------------------------------------------------------------------------------------------
                             2001                     2000                   2001                    2000
                   ---------------------------------------------------------------------------------------------

GSA Schedules      $    35,723      23.6%    $   51,321      37.6%  $   61,687     20.5%   $    91,984     35.7%
IDIQ Contracts          78,940      52.2%        63,254      46.4%     171,866     57.2%       122,703     47.6%
Open Market             23,691      15.7%        14,671      10.8%      46,747     15.6%        27,925     10.8%
Other Contracts         12,736       8.3%         7,222       5.2%      20,079      6.7%        14,989      5.9%
                   ---------------------------------------------------------------------------------------------
  Total            $   151,090     100.0%    $  136,468     100.0%  $  300,379    100.0%   $   257,601    100.0%
                   =============================================================================================

THREE MONTHS ENDED JUNE 30, 2001 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 2000

         SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the second quarter of 2001 were $151.1 million, compared to $136.5 million in the second quarter of 2000, or an increase of 10.7%.

         GROSS MARGIN. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other overhead expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicle and the mix of product sold. Gross margin in the current quarter decreased by 0.7 percentage points to 8.5%, compared to a gross margin of 9.2% in the second quarter of 2000. The decrease in gross margin percentage is primarily due to a decrease in contract gross margins.

         OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2001 increased $3.7 million, or 31.1%, from the same period in 2000. The increase in operating expenses primarily resulted from increased personnel costs to achieve increased sales for the second half of 2001 and beyond. Expressed as a percentage of total sales, total operating expenses increased to 10.4% from 8.8% in the comparable period of 2000.

         INTEREST INCOME. Net interest income in the second quarter of 2001 increased to $679,000 compared to $154,000 in the same period in 2000 due primarily to a increase in prompt payment discounts relating to strategic inventory purchases. In addition, the Company incurred lower interest expense due to reduced borrowings from its line of credit.

         INCOME TAX. The Company recorded a tax benefit of $839,000 for the second quarter of 2001 based on the effective rate of approximately 39%. No income tax benefit was recognized in the second quarter of 2000, as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109 " Accounting For Income Taxes."

SIX MONTHS ENDED JUNE 30, 2001 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 2000

         SALES. In the six-month period ended June 30, 2001, revenues grew $42.8 million, or 16.6 percent, to $300.4 million, compared to $257.6 million in the same period in 2000.

         GROSS MARGIN. Gross margin in the six-month period ended June 30, 2001 was 8.5%, relatively comparable to gross margin of 8.4% for the first six months of 2000.

         OPERATING EXPENSES. Total operating expenses for the six-month period ended June 30, 2001 increased $7.0 million, or 29.0%, from the same period in 2000. The increase in operating expenses primarily resulted from increased personnel costs to support increased sales for the second half of 2001 and beyond. Expressed as a percentage of total sales, total operating expenses increased to 10.3% from 9.3% in the comparable period of 2000.

         INTEREST EXPENSE. Net interest income for the six-month period ended June 30, 2001 increased to $1.3 million compared to $900,000 in the same period in 2000 due primarily to a increase in prompt payment discounts relating to strategic inventory purchases. In addition, the Company incurred lower interest expense due to reduced borrowings from its line of credit.

         INCOME TAX. The Company recorded a tax benefit of $1.6 million for the six-month period ended June 30, 2001 based on the effective rate of approximately 39%. No income tax benefit was recognized in the first six months of 2000, as the Company determined that certain net deferred assets did not satisfy the recognition criteria set forth in the Statement of Financial Accounting Standards No. 109 " Accounting For Income Taxes."

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

         The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either
(a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. During the fourth quarter of 2000, and on a retroactive basis for all periods presented, the financial statements were reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely results in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $7.3 million for the quarter ended June 30, 2000, and $8.3 million for the six months ended
June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2001, the Company's operating activities provided $22.0 million of cash flow, compared to the $11.8 million of cash flow provided in the same period in 2000. The increase in cash flow relates primarily to the Company's decreased inventory purchases and faster receivables collection in the first quarter of 2001 versus the same period in 2000.

         Investing activities used cash of approximately $1.5 million during the six-month period ended June 30, 2001 compared to $2.2 million for the same period in 2000 reflecting the strategic timing of the investment in the Company's computers and software, including Customer Relationship Management initiatives.

         During the six-month period ended June 30, 2001, the Company's financing activities used cash of approximately $11.2 million, primarily related to repayment of borrowings under the Company's Credit Facilities and payment against a note payable. At June 30, 2001 the Company had $20.0 million available for borrowing under its credit facility.

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

         On, June 30, 1999, the Credit Agreement of July 28, 1997 was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending June 30, 1999 and each calendar quarter thereafter. All other material terms of the Credit Agreement remained the same.

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

         On February 28, 2001, the Company and its banks executed an amendment, for the establishment of a reserve to facilitate certain payments to its vendors via Automated Clearing House "ACH" transfers. The amendment also increased the Company's Stock Repurchase authorization from third-party stockholders by an additional $4.7 million, notwithstanding the $6.1 million previously authorized from the Fourth Amendment dated November 17, 2000.

         On March 13, 2001, the Wholesale Financing Facility was amended to $35.0 million throughout the fiscal year.

         Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's

Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At June 30, 2001, the Company was in compliance with all financial covenants set forth in the Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Inapplicable.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - Inapplicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Meeting of Stockholders was held on May 15, 2001.
     (b) At said Annual Meeting, the Company's stockholders: (1) elected three members to serve on the Company's Board of Directors; and (2) amended the Company's 1996 Stock Option Plan by increasing the Company's common stock issuable thereunder by 900,000 shares.

-------------------------------------------------------------------------- ---------------- --------------- -----------
                                                                           VOTES FOR        VOTES           ABSTAIN
                                                                                            WITHHELD OR
                                                                                            AGAINST
-------------------------------------------------------------------------- ---------------- --------------- -----------
DIRECTORS:
-------------------------------------------------------------------------- ---------------- --------------- -----------
     Lawrence J. Schoenberg                                                      6,744,096         916,950
-------------------------------------------------------------------------- ---------------- --------------- -----------
     Daniel R. Young                                                             6,909,446         751,600
-------------------------------------------------------------------------- ---------------- --------------- -----------
     M. Dendy Young                                                              6,892,891         768,155
-------------------------------------------------------------------------- ---------------- --------------- -----------
INCREASE OF SHARES IN 1996 STOCK OPTION PLAN:                                    2,999,998       1,979,463      11,223
-------------------------------------------------------------------------- ---------------- --------------- -----------
     (Broker non-vote: 2,670,362)
-------------------------------------------------------------------------- ---------------- --------------- -----------


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



                          Date: August 14, 2001
                          GTSI CORP.



                          By: /s/ Dendy Young
                              --------------------------------------------------
                              Dendy Young
                              Chairman and Chief Executive Officer



                          By: /s/ Robert D. Russell
                              --------------------------------------------------
                              Robert D. Russell
                              Senior Vice President and Chief Financial Officer