Form 10-Q
period 2001-09-30
GTSI CORP
filed 2001-11-15
CIK 850483

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Shares Outstanding at November 1, 2001
----------------------------------      ----------------------------------------
  Common Stock, $0.005 par value                        8,146,905

================================================================================


                            GTSI CORP. AND SUBSIDIARY

      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001


TABLE OF CONTENTS                                                                                               PAGE
-----------------                                                                                               ----
COVER PAGE.........................................................................................................1

TABLE OF CONTENTS..................................................................................................2

PART I - FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS -

                  Consolidated Balance Sheets as of
                      September 30, 2001 and December 31, 2000.....................................................3

                  Consolidated Statements of Operations for the
                      Three Months and Nine Months Ended September 30, 2001 and 2000...............................4

                  Consolidated Condensed Statements of Cash Flows for the
                      Nine Months Ended September 30, 2001 and 2000................................................5

                  Notes to Consolidated Condensed Financial Statements.............................................6

       ITEM 2.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..........................................................9

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................14


PART II - OTHER INFORMATION.......................................................................................15

       ITEM 1.    LEGAL PROCEEDINGS
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
       ITEM 4.    OTHER INFORMATION
       ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES........................................................................................................16

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)
                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                           2001              2000
                                                                                     ----------------- ----------------
ASSETS
Current assets:
     Cash                                                                                   $      137       $       79
     Accounts receivable, net                                                                  135,812          137,181
     Merchandise inventories                                                                   105,518           53,570
     Other current assets                                                                       26,378           18,269
                                                                                     ----------------- ----------------
                    Total current assets                                                       267,845          209,099
Property and equipment, net                                                                     12,076           12,830
Other assets                                                                                    18,995            5,136
                                                                                     ----------------- ----------------
                    Total assets                                                            $  298,916       $  227,065
                                                                                     ================= ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable to banks                                                                 $   16,524       $   11,925
     Note payable, current
                                                                                                     -              500
     Accounts payable                                                                          204,997          134,071
     Accrued liabilities                                                                         7,591           10,249
     Accrued warranty liabilities                                                                6,621            8,695
                                                                                     ----------------- ----------------
                    Total current liabilities                                                  235,733          165,440
Notes payable, net of current portion                                                                -            1,000
Other liabilities                                                                                5,030            2,145
                                                                                     ----------------- ----------------
                    Total liabilities                                                          240,763          168,585
                                                                                     ----------------- ----------------
Stockholders' equity
     Prefered Stock - $0.25 par value, 680,850 shares authorized; none issued or
     outstanding at September 30, 2001 and December 31, 2000                                         -                -
     Common stock - $0.005 par value 20,000,000 shares authorized 9,806,084 issued and 8,146,905 outstanding at September 30, 2001; and 20,000,000 shares authorized, 9,806,084 issued and 7,956,272 outstanding at December
     31, 2000                                                                                       49               49
     Capital in excess of par value                                                             43,245           43,484
     Retained earnings                                                                          22,413           22,933
     Treasury stock, 1,659,179 shares at September 30, 2001 and 1,849,812
     shares at December 31, 2000, at cost                                                       (7,554)          (7,986)
                                                                                     ----------------- ----------------
                    Total stockholders' equity
                                                                                                58,153           58,480
                                                                                     ----------------- ----------------
                    Total liabilities and stockholders' equity                              $  298,916       $  227,065
                                                                                     ================= ================

          The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      -3-


                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except share data)


                                                    THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                              SEPTEMBER 30,
                                                 2001                 2000                  2001                 2000
                                      -------------------------------------------------------------------------------------
Sales                                      $    203,077            $  185,246            $  503,455           $  442,847
Cost of sales                                   186,899               168,391               461,672              404,285
                                      -------------------------------------------------------------------------------------
Gross margin                                     16,178                16,855                41,783               38,562
Operating expenses                               14,853                13,740                45,908               37,811
                                      -------------------------------------------------------------------------------------
Income (loss) from operations                     1,325                 3,115                (4,125)                 751
                                      -------------------------------------------------------------------------------------
          Interest income                        (2,036)               (1,114)               (3,675)              (2,566)
          Interest expense                           91                    65                   396                  624
                                      -------------------------------------------------------------------------------------
Interest income, net                             (1,945)               (1,049)               (3,279)              (1,942)
                                      -------------------------------------------------------------------------------------
Income (loss) before income                       3,270                 4,164                  (846)               2,693
taxes and cumulative effect
of SAB No. 101 adoption
Income tax provision (benefit)                    1,260                     -                  (326)                   -
                                      -------------------------------------------------------------------------------------
Net income (loss) before                          2,010                 4,164                  (520)               2,693
cumulative effect of SAB No.
101 adoption
Cumulative effect of SAB No.
101 adoption                                          -                     -                     -                  467
                                      -------------------------------------------------------------------------------------
Net loss                                   $      2,010            $    4,164            $     (520)          $    2,226
                                      =====================================================================================

Basic net income (loss) per
share before cumulative
effect of SAB No. 101 adoption             $       0.24            $     0.45            $    (0.06)          $     0.29
                                      =====================================================================================
Diluted net income (loss) per
share before cumulative
effect of SAB No. 101 adoption             $       0.22            $     0.45            $    (0.06)          $     0.28
                                      =====================================================================================

Basic net income (loss) per
share                                      $       0.24            $     0.45            $    (0.06)          $     0.24
                                      =====================================================================================
Diluted  net income (loss)
per share                                  $       0.22            $     0.45            $    (0.06)          $     0.23
                                      =====================================================================================

Weighted average shares outstanding
Basic                                             8,256                 9,256                 8,153                9,290
                                      =====================================================================================
Diluted                                           9,225                 9,305                 8,153                9,490
                                      =====================================================================================

          The accompanying notes are an integral part of these consolidated condensed financial statements.



                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               2001                  2000
                                                                       -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $     (520)             $    2,226
         Depreciation and amortization                                          3,285                   2,839
         Cumulative effect of SAB No. 101 adoption                                  -                     467
         Adjustments to reconcile net (loss) income to net cash
         provided by (used in) operating activities:                           (3,470)                 11,949
                                                                       ---------------------- --------------------
Net cash provided by (used in) operating activities:                             (705)                 17,481
                                                                       ---------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cost of property and equipment                                       (2,530)                 (7,565)
                                                                       ---------------------- --------------------
Net cash used in investing activities                                          (2,530)                 (7,565)
                                                                       ---------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Payments of) proceeds from bank notes, net                            4,599                  (9,479)
          Payments of note payable                                             (1,500)                   (500)
          Proceeds from exercises of stock options                              1,593                     531
          Purchase of treasury stock                                           (1,399)                   (532)
                                                                       ---------------------- --------------------
Net cash (used in) provided by financing activities                             3,293                  (9,980)
                                                                       ---------------------- --------------------

Net decrease in cash                                                               58                     (64)
Cash at beginning of period                                                        79                     149
                                                                       ---------------------- --------------------
Cash at end of period                                                      $      137              $       85
                                                                       ====================== ====================

Supplemental disclosures of cash flow information:
          Cash paid during the year for:
                    Interest                                               $      566              $      840
                    Income taxes                                           $        -              $        -



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

         NEW ACCOUNTING PRONOUNCEMENTS.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the application of generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 clarifies the appropriate timing of revenue recognition when products are shipped to customers. The impact to the Company of the adoption of SAB No. 101 is to defer generally the recognition of revenue from two to seven days as compared to the Company's previous method. During the fourth quarter of 2000, the Company adopted the provisions of SAB No. 101 retroactive to January 1, 2000. The Company implemented the guidance set forth in SAB No. 101 by recording a charge to income of $467,000 representing the cumulative effect of adopting SAB No. 101 on January 1, 2000.

         The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either
(a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. During the fourth quarter of 2000, and on a retroactive basis for all periods presented, the financial statements were reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely resulted in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $3.6 million for the quarter ended September 30, 2000, and $11.9 million for the nine months ended September 30, 2000.

         In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to record derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS No. 133 is effective as of January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

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

         On March 31, 1999, the Credit Agreement of July 28, 1997 was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending March 31, 1999 and each calendar quarter thereafter. All other material terms of the Credit Agreement remained the same.

         On November 24, 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

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

         Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At September 30, 2001, the Company was in compliance with all financial covenants set forth in the Credit Facility.

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

         As of September 30, 2001, the Company holds in its inventory approximately $1.7 million of business intelligence software. Contractually, the Company has exclusive rights to sell this business intelligence software to the U.S. Department of Defense through December 31, 2001 and believes that it has a commitment from the software vendor to extend this exclusivity. Management is currently negotiating with the software vendor to formally extend this exclusive resale arrangement and upgrade rights through December 31, 2002, but as yet has not satisfactorily completed this negotiation. Through September 30, 2001, the Company has made no sales of this product. At this time, however, management believes that the Company will recover the cost of this inventory through sales in the normal course of business. If management is unable to extend the sales exclusivity or upgrade rights granted by the vendor, or is otherwise unable to sell the software, this would result in an impairment of all or a portion of the $1.7 million inventory balance. Management expects to complete its negotiation with the software vendor during the fourth quarter of 2001 and will reassess its conclusions related to inventory impairment at that point.

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


                                                                                                  PERCENTAGE
                                                                                                    CHANGE
                                                     PERCENTAGE OF SALES               ---------------------------------
                                        ----------------------------------------------     THREE             NINE
                                                                                           MONTHS           MONTHS
                                                THREE                   NINE               ENDED            ENDED
                                             MONTHS ENDED           MONTHS ENDED        SEPTEMBER 30,    SEPTEMBER 30,
                                            SEPTEMBER 30,          SEPTEMBER 30,          2000 TO         2000 TO
                                           2001        2000       2001        2000           2001            2000
                                        ---------------------- ------------------------ ---------------------------------
Sales                                     100.0%      100.0%      100.0%      100.0%          9.6%            13.7%
Cost of sales                              92.0        90.9        91.7        91.3          11.0%            14.2%
                                        ----------- ---------- ------------ -----------
Gross margin                                8.0         9.1         8.3         8.7          -4.0%             8.4%
                                        ----------- ---------- ------------ -----------
Operating expenses:
       Selling, general, and
          administrative                    6.8         6.9         8.5         7.9           7.2%            21.9%
       Depreciation and amortization        0.6         0.5         0.7         0.6          20.6%            15.7%
                                        ----------- ---------- ------------ -----------
Total operating expenses                    7.4         7.4         9.2         8.5           8.1%            21.4%
                                        ----------- ---------- ------------ -----------
Income (loss) from operations               0.6         1.7        (0.9)        0.2         -57.5%          -649.1%
Interest income, net                       (1.0)       (0.6)       (0.7)       (0.4)         85.4%            68.8%
                                        ----------- ---------- ------------ -----------
Income (loss)  before taxes                 1.6         2.3        (0.2)        0.6         -21.5%          -131.4%
Income tax provision (benefit)              0.6         0.0        (0.1)        0.0         100.0%           100.0%
                                        ----------- ---------- ------------ -----------
Net loss before cumulative effect of        1.0         2.3        (0.1)        0.6         -51.7%          -119.3%
SAB No. 101 adoption
Cumulative effect of SAB No. 101              -           -           -         0.1           0.0%          -100.0%
adoption
                                        ----------- ---------- ------------ -----------
Net income (loss)                           1.0         2.3        (0.1)        0.5         -51.7%          -123.3%
                                        =========== ========== ============ ===========


         The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:

                            Three months ended September 30,                  Nine months ended September 30,
                   ----------------------------------------------------------------------------------------------------
                             2001                     2000                     2001                    2000
                   ----------------------------------------------------------------------------------------------------
GSA Schedules            $   76,885    37.8%      $   66,332    35.8%    $   138,748    27.6%    $   158,066    35.7%
IDIQ Contracts               80,375    39.6%          89,714    48.4%        251,257    49.9%        211,798    47.8%
Open Market                  28,339    14.0%          20,892    11.3%         75,407    15.0%         49,367    11.2%
Other Contracts              17,478     8.6%           8,309     4.5%         38,043     7.5%         23,616     5.3%
                   ----------------------------------------------------------------------------------------------------
  Total                  $  203,077   100.0%      $  185,247   100.0%    $   503,455   100.0%    $   442,847   100.0%
                   ====================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the third quarter of 2001 were $203.1 million, compared to $185.2 million in the third quarter of 2000, or an increase of 9.6%.

         GROSS MARGIN. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other overhead expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicle and the mix of product sold. Gross margin in the current quarter decreased by 1.1 percentage points to 8.0%, compared to a gross margin of 9.1% in the third quarter of 2000. The decrease in gross margin percentage reflects a combination of tighter contract margins over those recorded in the third quarter of 2000 and a shift in the mix of contracts to lower margin contracts.

         OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2001 increased $1.1 million, or 8.1%, from the same period in 2000. The increase in operating expenses primarily resulted from increased personnel costs to achieve increased sales for the second half of 2001 and beyond. Expressed as a percentage of total sales, total operating expenses was unchanged at 7.4% compared to the same period in 2000.

         INTEREST INCOME. Net interest income in the third quarter of 2001 increased to $1.9 million compared to $1.0 million in the same period in 2000 due primarily to an increase in prompt payment discounts relating to strategic inventory purchases.

         INCOME TAX. The Company recorded a tax provision of $1.3 million for the third quarter of 2001 based on the effective rate of approximately 39%. No provision for income tax had been recognized with respect to the Company's income from operations for the third quarter of 2000 due to the reversal of tax valuation allowance that fully offset the Company's current tax expenses for the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         SALES. In the nine-month period ended September 30, 2001, revenues grew $60.6 million, or 13.7%, to $503.5 million, compared to $442.8 million in the same period in 2000.

         GROSS MARGIN. Gross margin expressed as a percent of sales in the nine-month period ended September 30, 2001 was 8.3%, down from a gross margin of 8.7% for the first nine months of 2000.

         OPERATING EXPENSES. Total operating expenses for the nine-month period ended September 30, 2001 increased $8.1 million, or 21.4%, from the same period in 2000. The increase in operating expenses primarily resulted from increased personnel costs to support increased sales for the second half of 2001 and beyond. Expressed as a percentage of total sales, total operating expenses increased to 9.2% from 8.5% in the comparable period of 2000.

         INTEREST EXPENSE. Net interest income for the nine-month period ended September 30, 2001 increased to $3.3 million compared to $1.9 million in the same period in 2000 due primarily to a increase in prompt payment discounts relating to strategic inventory purchases.

         INCOME TAX. The Company recorded a tax benefit of $326,000 for the nine-month period ended September 30, 2001 based on the effective rate of approximately 39%. No provision for income tax had been recognized with respect to the Company's income from operations for the first nine-months of 2000 due to the reversal of tax valuation allowance that fully offset the Company's current tax expenses for the period.

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

         As of September 30, 2001, the Company holds in its inventory approximately $1.7 million of business intelligence software. Contractually, the Company has exclusive rights to sell this business intelligence software to the U.S. Department of Defense through December 31, 2001 and believes that it has a commitment from the software vendor to extend this exclusivity. Management is currently negotiating with the software vendor to formally extend this exclusive resale arrangement and upgrade rights through December 31, 2002, but as yet has not satisfactorily completed this negotiation. Through September 30, 2001, the Company has made no sales of this product. At this time, however, management believes that the Company will recover the cost of this inventory through sales in the normal course of business. If management is unable to extend the sales exclusivity or upgrade rights granted by the vendor, or is otherwise unable to sell the software, this would result in an impairment of all or a portion of the $1.7 million inventory balance. Management expects to complete its negotiation with the software vendor during the fourth quarter of 2001 and will reassess its conclusions related to inventory impairment at that point.

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

         The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either
(a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. During the fourth quarter of 2000, and on a retroactive basis for all periods presented, the financial statements were reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely results in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $3.6 million for the quarter ended September 30, 2000, and $11.9 million for the six months ended September 30, 2000.

         In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to record derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS No. 133 is effective as of January 1, 2001. The adoption of SFAS No. 133 had no effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2001, the Company's operating activities used $705,000 of cash flow, compared to $17.4 million of cash flow provided by operating activities in the same period in 2000. The decrease in cash flow relates primarily to the Company's increased inventory purchases in the first nine months of 2001 versus the same period in 2000.

         Investing activities used cash of approximately $2.5 million during the nine-month period ended September 30, 2001 compared to $7.5 million for the same period in 2000 reflecting the strategic timing of the investment in the Company's computers and software, including Customer Relationship Management initiatives.

         During the nine-month period ended September 30, 2001, the Company's financing activities provided cash of approximately $3.3 million, primarily related to borrowings under the Company's Credit Facilities and payment against a note payable. The Company also received $1.6 million from exercises of stock options and purchased $1.4 million of treasury stock. At September 30, 2001 the Company had $24.7 million available for borrowing under its credit facility.

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

         Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At September 30, 2001, the Company was in compliance with all financial covenants set forth in the Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - Inapplicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Inapplicable

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



                          Date: November 15, 2001
                          GTSI CORP.



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