Form 10-K405
period 2001-12-31
GTSI CORP
filed 2002-04-01
CIK 850483

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                             ----------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001          COMMISSION FILE NO. 0-19394

                                   GTSI CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             54-1248422
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

            3901 STONECROFT BOULEVARD, CHANTILLY, VIRGINIA 20151-1010
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

                              YES |X|    NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 1, 2002, as reported on The Nasdaq Stock Market, was $62,277,531.

      The number of shares outstanding of the registrant's Common Stock on March 1, 2002, was 8,194,412.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders scheduled to be held on May 9, 2002 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.    BUSINESS.

THE COMPANY

      GTSI Corp., a Delaware Corporation ("GTSI" or the "Company"), is a recognized information technology ("IT") solutions leader, providing products and services to federal, state and local government customers worldwide. (Unless the context indicates otherwise, all references herein to the capitalized term "Government" shall refer to the U.S. Federal Government, and all references herein to the non-capitalized term "government" shall refer generally to any federal, state or municipal government.) The Company was incorporated in 1983.

      GTSI offers its customers a convenient and cost-effective centralized source for microcomputer, workstation, software and networking solutions through its broad selection of popular products and services at competitive prices. The Company specializes in understanding both the various IT needs and the procurement processes of Government customers. GTSI sells to most departments and agencies of the Government, state governments and systems integrators and prime contractors selling to the government market. In 2001, GTSI's sales directly to Government agencies, to prime contractors for resale to Government agencies and to state and local government agencies accounted for 85%, 13% and 2% of sales, respectively.

      GTSI currently offers access to approximately 250,000 IT products from approximately 1,200 manufacturers, including Hewlett-Packard Company ("Hewlett-Packard"), Microsoft Corporation ("Microsoft"), Panasonic Personal Computer Company (a division of Matsushita Electric Corporation of America), Compaq Computer Corporation ("Compaq"), Sun Microsystems, Inc. ("Sun"), Cisco Systems, Inc. ("Cisco"), International Business Machines Corp. ("IBM"), Apple Computer, Inc. ("Apple") and Toshiba America Information Systems, Inc. ("Toshiba"). The Company provides its partners with a low-cost marketing and distribution channel to the many end-users constituting the government market, while substantially insulating these partners from the complex government procurement rules and regulations.

      GTSI fulfills most customer orders from its state-of-the-art 200,000 square-foot distribution center located in Chantilly, Virginia, near Dulles International Airport and Washington, D.C. In addition to the normal distribution functions, activities at the center include stocking of popular items for fast delivery, customizing equipment through the integration of various hardware and software components, and specialized services such as providing source acceptance inspections and documentation. The distribution center has the capability of supporting approximately $1.5 billion in shipments per year. This includes the capacity to integrate hardware at an estimated rate of 1,600 to 1,800 units per day, including functional and diagnostic testing of all integrated components. In 1998, the Company's distribution and integration operations achieved ISO 9002 certification. The Company also subleases a 10,000 square- foot distribution center in Chattanooga, Tennessee. In addition to being able to ship overnight to any of the 48 contiguous states, the center's location in the Washington, D.C. metropolitan area allows for expedited deliveries to anywhere in the world.

      "GTSI" is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.

BUSINESS STRATEGY

      GTSI is committed to, and focused on, the government customer. The Company's business strategy is to continue to focus on higher-end enterprise solutions and to broaden its product offerings, while remaining a low-cost, reliable provider of commodity products. The Company also focuses on bringing new technologies to government customers by concentrating on the following elements:

      FOCUS ON THE GOVERNMENT MARKET. Because of its historical focus on the Government market, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, GTSI's marketing and sales force is effective at reaching and servicing the Government market, which consists of procurement and contracting officers, information resource managers, CIOs (Chief Information Officers) and Government IT executives, systems integrators, value-added resellers ("VARs"), prime contractors and a wide array of end-users. In addition, by focusing on the Government market, the Company has avoided the significant costs of commercial retail outlets and the potentially higher credit risk associated with selling solely or primarily to commercial entities.

      PURSUE GOVERNMENT CONTRACTS. GTSI pursues Government contracts ranging in size from as small as a few hundred dollars to as large as hundreds of millions of dollars in sales. The Company holds a wide range of Government contracts, including multimillion dollar, multiyear contracts with the Department of Defense ("DoD") and certain civilian agencies, as well as several multiple award schedules and blanket purchasing agreements ("BPA's") with a variety of DoD and civilian agencies (generally, "contract vehicles"). GTSI also serves as a subcontractor providing products and services to companies holding Government contracts, the two largest of which are supporting Lockheed Martin Corporation on the NASA Outsourcing Desktop Initiative and Jet Propulsion Laboratory contracts and DynCorp on the FBI's Trilogy contract. The Company intends to continue to identify and pursue those contract vehicles that best leverage GTSI's broad product selection, services, distribution capabilities and partner relationships.

      FOCUS ON INFORMATION TECHNOLOGY. GTSI focused initially on the rapidly growing market for microcomputer applications software and expanded successively into the complementary office automation market segments of peripherals, microcomputers and networking products, including LANs (local area network) and WANs (wide area network). In 1996, GTSI began focusing on internet and intranet products and services and entered into an agreement with Hewlett-Packard to add its Unix-Based server products. In 1998, GTSI began offering a full range of professional services to Government agencies. These services include project management, help desk support, LAN management support, basic hardware support, continuous training support, asset management, IT planning as well as technical assessment and evaluation. The Company adds other complementary IT products and expanded systems integration services as business needs dictate.

      FOCUS ON CUSTOMER SERVICE. In the Company's process orientation and interaction with its many customers, Company employees focus on providing high quality customer services associated with the order, delivery, installation and repair of microcomputer and workstation products. By following a "one person - one transaction - one time" approach to customer service, the Company's employees strive to ensure customer satisfaction and thereby increase the possibilities for future business.

      PROVIDE A CENTRALIZED SOURCE FOR PROCURING IT PRODUCTS AND SERVICES. In addition to offering a full line of microcomputer hardware, software and peripheral products as well as the leading brand of workstations, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that GTSI sells. Furthermore, by offering a wide range of microcomputer and workstation products through a variety of procurement mechanisms, GTSI offers its customers the convenience, flexibility and cost savings of purchasing from a centralized source. GTSI believes that its convenient "one-stop shop" for microcomputer and workstation products is an important factor in its success in the government market.

      MAINTAIN COMPETITIVE PRICING AND IMPROVE OPERATING EFFICIENCIES. The government market is price-sensitive. GTSI, therefore, focuses both on offering competitive pricing to its customers and on constantly improving operating efficiencies.

      ESTABLISH AND MAINTAIN STRONG PARTNER RELATIONSHIPS. To provide a centralized source of products and solutions for its customers, GTSI maintains strong relationships with leading hardware, software and service partners. GTSI offers its partners a wide range of marketing and sales services, which provide them with access to the millions of end-users constituting the government market. In addition, the Company substantially insulates its partners from the procurement regulatory complexities, costs, extensive paperwork and complicated billing requirements associated with the government market.

THE GOVERNMENT PROCUREMENT PROCESS

      The Company's 2001 revenues were derived primarily from sales directly to government departments and agencies and to prime contractors reselling to the government market. The Company achieves these sales primarily through contracts with the government and through open market sales. Company contracts with the government include General Services Administration ("GSA") schedule contracts, BPA and indefinite delivery/indefinite quantity contracts ("IDIQ").

      GSA SCHEDULE CONTRACTS

      In 2001, GTSI held the GSA IT Schedule and Schedule 36 contracts. Products offered under the IT Schedule contract include workstations, desktops, laptops, notebooks, servers, laser printers, color printers, scanners, monitors, modems, hard drives, memory, networking products, facsimile products, internet and intranet products, video teleconferencing, maintenance, training and services. GTSI's IT Schedule was to expire on March 31, 2002, however, in late March 2002 the Government formally exercised its first five-year option (there are three five-year options) to extend the IT Schedule through 2007. Schedule 36 is for the supply of Hewlett-Packard printer toner cartridges. Schedule 36 expired on September 30, 2001 and the Company consolidated the product offering from
Schedule 36 onto the IT Schedule contract prior to its expiration.

      The GSA, which is the central procurement agency of the Executive Branch of the Government, negotiates Schedule contracts. Although Government agencies are not required to purchase products under GSA Schedule contracts, these contracts provide all Government agencies, certain international organizations and authorized prime contractors with an efficient and cost-effective means for buying commercial products. Government agencies and other authorized purchasers (collectively, "GSA Schedule Purchasers") may purchase goods under GSA Schedule contracts at predetermined ceiling prices, terms and conditions. GSA Schedule Purchasers may place unlimited orders for products under GSA Schedule contracts. Agencies, however, are instructed to seek lower prices for orders exceeding a "maximum order" threshold. This threshold is $25,000 per order for classroom training, $50,000 per order for shrink-wrap software and $500,000 per order for other software and hardware.

      GSA Schedule contract awards are based on numerous factors, the most important of which are compliance with applicable Government regulations and the prices of the products to be sold. Any number of competing partners may be awarded a GSA Schedule contract for a given product although manufacturers may enter into exclusive relationships. GSA Schedule contracts require that each bidder must either be the manufacturer of the product covered by the contract or furnish evidence of capability to provide a manufacturer's product for the period of the GSA Schedule contract. Products may be added to a GSA Schedule contract during its term under certain circumstances with the consent of both the contractor and Government. GSA Schedule contracts include a GSA administrative fee calculated on the product price. This fee is collected by the Company and is remitted quarterly to the GSA.

      GTSI's GSA Schedule contracts require the Government to pay for product shipped under the contracts within 30 days of acceptance by the Government. The GSA Schedule contracts also permit payment by Government-issued credit cards. When payment is made by credit card, the Company usually receives payment within 30 days. The Government may require GTSI to accept returns only of incorrectly shipped product. GTSI's GSA Schedule contracts require GTSI to pass on to the customers the partner's warranty and to provide for on-site or depot maintenance at a prepaid fixed fee. GTSI's GSA Schedule contracts also contain price reduction clauses requiring that GTSI pass on to Government customers certain reduced prices GTSI may receive from its partners during a contract's term, but prohibits GTSI from passing on partner price increases for a period of one year. To mitigate the potential adverse impact of any such price increase, the Company requires substantially all partners acting as suppliers to GTSI under its GSA Schedule contracts to provide GTSI with supply and price protection. The GSA
Schedule includes an economic price adjustment clause that permits the Company to increase contract prices if certain conditions have been satisfied after a period of one year.

      BLANKET PURCHASE AGREEMENTS

      Historically, the Company has held numerous BPA's with federal agencies. A BPA is a simplified, but non-mandatory, fixed price, IDIQ contract (the contract provides no preset delivery schedules or minimum purchase levels) for the Government to purchase products, usually by establishing charge accounts with qualified sources. Agencies typically enter into BPA's for similar products with several companies. BPA's generally include a list of products at established prices, individual purchase limits for authorized purchasers, and other pre-negotiated terms and conditions. Purchases under BPA's are often paid for with Government-issued credit cards.

      GSA-authorized BPA's incorporate many terms and conditions of the GSA Schedule contracts, and incorporate many products offered on GSA Schedule contracts, often at lower prices than available on the GSA Schedules. The Company normally enters into separate agreements with partners to offer reduced BPA prices to the Government. The BPA sales vehicle allows the Company to focus specific partner relationships on specific customers.

      FORMAL BIDS

      Many Government purchases of computer products and services are made under contracts or purchase orders awarded through formal competitive bids and negotiated procurements. In addition to its GSA Schedule and open market business, GTSI pursues formal Government bids. Substantially all of these bids are awarded on a "best value" to the Government basis (which, depending on the bid, can be a combination of price, technical expertise, past performance on other Government contracts and other factors). GTSI seeks to use its partner contacts, purchasing power, distribution strength and procurement expertise to compete successfully for the business. These major procurements may equal millions of dollars in total revenues, span many years, and provide a purchasing vehicle for many agencies. The vast majority of the contracts pursued by GTSI have been fixed-price (i.e., at the time of initial award, the end-user selling prices are set for the contract term at a specified level or at specified levels varying over time) and IDIQ. In some cases, various government agencies levy a fee on purchases made by departments outside of the agency that awarded the contract. These fees are collected by the Company and, as under the GSA Schedule contract, remitted to the respective agency on a contract specified payment schedule.

      GTSI's bids group is responsible for evaluating bid opportunities, identifying key products or services needed to respond to bids, negotiating favorable agreements with suppliers and subcontractors, preparing written responses to the solicitation document, satisfying all mandatory technical requirements and, in general, successfully managing the proposal effort. GTSI's competitors for these contracts typically include major systems integrators, computer manufacturers and a variety of other systems integrators, VARs (value added resellers) and commercial resellers.

      OPEN MARKET

      Many microcomputer and workstation products may also be sold by GTSI through open market procurements. These procurements are separate and apart from GSA Schedules or formal competitive bids and include simplified acquisition procedures, requests for quotes, invitations for bids and requests for proposals. The Company is on most Government bid lists relevant to its product offerings and responds with proposals to hundreds of such bid solicitations each year. When awarding contracts, the Company's customers often evaluate, in addition to price, which is typically the most important factor, a number of other factors, such as the partner's experience, performance record, service, support and financial strength. Unless purchasing electronically, Government agencies procuring products not on a schedule or other contract vehicle must typically publicize their procurements with a value in excess of $25,000 to allow competitors to submit price quotes. The Company also sells to Government prime contractors, including systems integrators, typically through open market procurements and negotiates subcontracts with the prime contractors when either the volume of business or relationship timeframe dictates the need. As a result of recent legislative changes, the Government is encouraged to make purchases under $2,500 by credit card and often without competition.

      STATE AND LOCAL CONTRACTS

      Most purchases in the state government market are made through individual competitive procurements, although many state governments issue invitations for bid for statewide computer term contracts. State and local procurements typically require formal responses and the posting of "bid bonds" or "performance bonds" to ensure complete and proper service by a prospective bidder. Each state maintains a separate code of procurement regulations that must be understood and complied with to market and sell successfully to that state. GTSI currently maintains several state and local microcomputer contracts, submits oral and written bids to state and local governments each month and is on a number of state and local government bid lists.

      GOVERNMENT MARKET CONSIDERATIONS

      A substantial portion of the Company's contracts are fixed-price and IDIQ. The uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, that may result from such contracts.

      Under applicable Government regulations, GTSI qualified as a "small business" under several of the contracts and BPAs it held during 2001 by virtue of it being a non-manufacturing entity with a rolling average over the prior 12 months of 500 or fewer employees at the time of contract award. As a small business, GTSI enjoyed a number of significant benefits, including being able to compete for designated small business set-aside contracts; bid pursuant to preferential small purchase procedures for open market purchases under $100,000 directed to non-manufacturer small businesses; qualify as a small business subcontractor to prime contractors on contracts over $500,000 in which the prime contractor must submit to the Government a small business subcontracting plan; offer Government agencies the advantage of having their purchases from GTSI count toward fulfilling their internal small purchase goals; and avoid having to establish small business subcontracting plans to compete for certain large Government contracts.

      GTSI no longer qualifies as a small business for new contract awards. Although most government contracts entered into before February 1998 will not be affected by this business size change, the Company cannot predict the effect, if any, of this change on its operations. GTSI has a number of possible actions available to it to seek to mitigate an adverse impact to GTSI of the future loss of its small business status. Such actions include increasing sales through the large number of Government contracts which are not subject to small purchase procedures; aggressively implementing GTSI's low-cost, one-stop shop strategy to economically encourage customers to continue to place orders with GTSI; expanding its sales to prime contractors qualifying as small or minority-owned businesses; and increasing its sales to state and other markets not subject to Government small business regulations. Currently, GTSI cannot quantify the extent of the effect, if any, on its future results from a loss of its small business status.

      Noncompliance with Government procurement regulations or contract provisions could result in termination of Government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the Government and civil or criminal liability. During the term of any suspension or debarment by any Government agency, the contractor could be prohibited from competing for or being awarded any contract by any Government agency. In addition, substantially all of the Company's Government contracts are terminable at any time at the Government's convenience or upon default. Upon termination of a Government contract for default, the Government may also seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The effect of any of these possible Government actions or the adoption of new or modified procurement regulations or practices could adversely affect the Company.

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

PRODUCTS, SOLUTIONS AND SERVICES

      GTSI is the leading, dedicated Business-to-Government provider of IT solutions. Founded in 1983, GTSI has over 19 years of government-focused experience making it one of the most experienced, stable IT solutions providers to federal, state and local agencies. GTSI's complete product and solution offering, technical expertise, logistics strengths, extensive contracts portfolio, sales knowledge, customer relationships, and proven performance record make GTSI equally valuable to government customers and technology partners. A pioneer in government-focused electronic commerce, GTSI also offers simplified buying through its website, WWW.GTSI.COM. The Company continuously monitors sales of existing and emerging technologies to ensure that it offers its customer's state-of-the-art technology products and solutions.

      HARDWARE. GTSI has strong strategic relationships with established global market leaders including Hewlett-Packard, Compaq, Panasonic, IBM, EMC, Xerox, SONY, Sun Microsystems, Apple, and Cisco. In addition to reselling platform solutions, peripherals carried by the Company include disk drives, CD-ROM and DVD drives, printers, monitors, modems and related products. GTSI's networking products, including LANs, WANs, MANs (metropolitan area network) and PANs (personal area network), are supplemented by the Company's services, which include assisting customers in selecting, configuring, installing and maintaining networks.

      SOFTWARE. The Company remarkets computer software solutions from substantially every leading Windows-based software publisher, as well as leading UNIX, Linux and Apple products. The Company's software partners include Microsoft, Symantec, IBM/Lotus, Art Technology Group ("ATG"), Veritas, MicroStrategy, Adobe, and Citrix. The Company has subset specialization in web development and personalization software.

      SOLUTIONS. The Company has 13 technology and solutions teams, each including technical, business development and management professionals dedicated to selling and supporting systems and solutions in a specific technology area (such as enterprise storage, mobile and wireless, and web portal and internet technology) or for a particular partner product line (such as Sun Microsystems, Compaq, HP and Microsoft).

MARKETING AND SALES

      The Company's marketing personnel develop and manage the Company's marketing, branding and positioning activities on a worldwide basis. These activities communicate the Company's capabilities and value proposition in an effort to acquire new customers and improve retention of existing customers. Most marketing activities are funded by the Company's partners. Each marketing activity is integrated to provide comprehensive awareness, brand consistency and maximize return on investment.

      The Company's marketing activities include sponsorship of major trade shows and customer events, advertising in government-focused publications and broadcast media, direct marketing of catalogs and brochures, management of a commerce web site located at gtsi.com, e-mail marketing, outbound telemarketing, field sales campaigns and various sales-related incentive programs.

      GTSI recognizes that the size and diversity of the government market made it imperative to identify and understand the needs of customers. Through years of intensive effort, GTSI has compiled and continuously updates one of the most comprehensive databases of federal, state and local government IT decision-makers. The Company conducts frequent customer surveys to assess the opinions and interests of our customer base. The Company utilizes the Siebel Customer Relationship Management application for managing its customer database and for maintaining customer relationship information. This database contains an extensive list of agency procurement and contracting officers, information resource managers, senior policy makers, technology influencers, end-users, systems integrators, VARs and prime contractors. GTSI uses this database, among other things, for targeting its marketing efforts and data-mining for various market research purposes.

PARTNER RELATIONSHIPS

      To offer its customers a centralized source for their microcomputer and workstation needs, the Company establishes and maintains relationships with key partners and offers them a number of profitable opportunities to expand their sales to the government market, including:


      o Access to the government market through a significant number of diverse contract vehicles;

      o Substantial relief from the cost of compliance with procurement regulations involved in selling directly to the government market;

      o Lower operating costs related to reduction or elimination of selling and marketing programs and elimination of non-commercial billing and collection costs related to the government market; and

      o Participation in value-added services, including numerous government-specific marketing programs and end-user technical support.

      The terms of the Company's agreements with its partners vary widely, but typically permit the Company to purchase product for resale to at least the government market. Virtually none of the Company's partner agreements requires the Company to purchase any specified quantities of product. The Company typically requires partners acting as suppliers to GTSI under its term Government contracts to provide GTSI with supply and price protection for the duration of such contracts. Other than supply agreements under term Government contracts, the Company's partner agreements are typically terminable by the partner on short notice, at will or immediately upon default by GTSI and may contain limitations on partner liability. These partner agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits for a restocking fee or in exchange for other products of such partner. The Company also purchases some products from independent distributors.

      Partners provide the Company with various forms of marketing and sales assistance, including sales incentives and market development funds. Partners provide sell-through and other sales incentives in connection with certain product promotions. Additionally, key partners participate with the Company in cooperative advertising and sales events and typically provide funding which partially offsets the costs of such efforts. A reduction in or discontinuance of any of these incentives or significant delays in receiving reimbursements could have a material adverse effect on the Company. The Company must continue to obtain products at competitive prices from leading partners to provide a centralized source of price-competitive products for its customers and to be awarded government contracts. Although almost all of GTSI's partners currently do not have all of their own computer products on a GSA Schedule contract, one or more may elect to apply for its own GSA Schedule contract and may do so at lower end-user selling prices than those GTSI currently offers or could profitably offer. GTSI believes its relationships with its key partners to be good. The Company, however, could be adversely affected if one or more key partners determined to sell directly to the Government (especially if at significantly lower prices than GTSI), to sell their products to GTSI's competitors on more favorable terms than to GTSI, to allow additional resellers to represent their products on a GSA Schedule contract, to restrict or terminate GTSI's rights to sell their products or to restrict their products from being carried on a GSA Schedule contract.

CUSTOMERS

      The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 2001, the Company sold products or services to thousands of different customers, including to most agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. Although no single government customer (agency) accounted for greater than 5% of the Company's 2001 sales, aggregate 2001 sales to the Government's Departments of the Army, Navy and Air Force were 17.2%, 9.6% and 20.1%, respectively, of GTSI's 2001 sales.

      The Company's sales are highly dependent on the Government's demand for microcomputer and workstation products. Although the Company does not believe that the loss of any single customer would have a materially adverse effect on it, a material decline in its overall sales to the Government as a whole or to certain key agencies thereof could have such an effect. Reductions in DoD or other Government outlays could occur and may adversely affect the Company. Furthermore, legislation is periodically introduced in Congress that, if enacted, may change the Government's current procurement processes. GTSI cannot predict whether any such legislative or regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition or buying patterns of the Government could affect the Company's future operating results.

BACKLOG

      At February 28, 2002 and December 31, 2001, the Company's total backlog of orders was approximately $99.6 million and $76.6 million, respectively, as compared with approximately $54.8 million and $71.0 million at February 28, 2001 and December 31, 2000, respectively. Total backlog consists of written purchase orders received and accepted by GTSI but not yet recognized as revenue. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and the periodic inventory shortages resulting from constrained products.

SERVICE AND WARRANTY

      For certain products that it sells, GTSI provides post-sale field service through subcontractors and to a limited extent through the Company's in-house technical staff. The Company typically warrants products sold to the Government and certain other customers for the same term as the manufacturer's warranty period although many IDIQ contracts include provisions for warranties that extend beyond those offered by the manufacturer. The Company also sells extended warranties on many of the government contracts. Product repaired while under the manufacturer's warranty is at the manufacturer's expense; product repaired after expiration of the manufacturer's and GTSI's warranty, if longer, is at the customer's expense. GTSI outsources to third parties a significant portion of its extended warranty obligations.

COMPETITION

      The government microcomputer and workstation market is very competitive and subject to rapid change. GTSI competes with certain leading microcomputer or workstation hardware manufacturers, which sell to the government market directly and through representatives other than the Company, and with a number of systems integrators, government and commercial resellers and commercial computer retail chains, distributors and VARs (including companies qualifying as minority-owned, disadvantaged or small businesses under applicable Government regulations) seeking to enter or expand their presence in the government market. In 2001, certain manufacturers selling directly to the Government have gained market share in the GSA Schedule market. A number of GTSI's existing and potential competitors have greater financial, sales, marketing and technological resources than the Company.

      The Company believes that the principal competitive factors in the government microcomputer market are price, expertise in the applicable government procurement processes, breadth of product line, customer and partner relationships, financial strength, the technical and other skills of marketing and sales personnel, distribution capability, available inventory and customer service and support. The Company believes that the principal competitive factors in the government workstation market are essentially the same, except that technical expertise and customer service and support are often more important and breadth of product line and available inventory are often less important. The Company believes that it competes favorably on each of these factors, although to a lesser degree with respect to technical expertise. GTSI also believes that it has a competitive advantage over certain of its competitors because of its procurement expertise and avoidance of costly overhead related to selling into multiple market segments and maintaining numerous retail outlets. In addition, the Company's ability to offer a centralized source for purchases of a wide variety of leading computer products from numerous manufacturers often provides a competitive advantage over manufacturers which sell only their own line of products directly to the government.

EMPLOYEES

      At March 4, 2002, the Company had 608 employees, including 377 in sales, marketing and contract management; 164 in operations; and 67 in executive, finance, information technology, human resources and legal. None of the Company's employees is represented by a labor union, and the Company has experienced no labor-related work stoppages.

ITEM 2.    PROPERTIES.

      The Company's executive offices are located in an approximately 100,500 square-foot facility in Chantilly, Virginia under a lease expiring in November 2008, with one five-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000 square-foot facility under a lease expiring in December 2006. The Company also has a branch sales office occupying 139 square meters in Mannheim, Germany. The Company also subleases a 10,000 square-foot distribution center in Chattanooga, Tennessee under a sublease, which expires on March 31, 2002, with two one-year options.

ITEM 3.    LEGAL PROCEEDINGS.

      The Company is occasionally a defendant in litigation incidental to its business. The Company believes that the litigation currently pending against it will not individually or in the aggregate have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                  Inapplicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      STOCK DATA. The Company's common stock trades on The Nasdaq Stock Market under the symbol "GTSI." As of December 31, 2001, there were 199 record holders of the Company's common stock. As of March 15, 2002, there were 236 record holders and approximately 3,200 beneficial holders of the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock based on information updated by the Nasdaq Stock Market.

                         ----------------------- ------------------------

                                   2001                   2000
             ------------ ----------- ---------- ----------- ------------

               Quarter       High        Low        High        Low

             ------------ ----------- ---------- ----------- ------------

               First         6.25        3.34       6.75        2.75

             ------------ ----------- ---------- ----------- ------------

               Second        7.06        5.09       3.75        2.63

             ------------ ----------- ---------- ----------- ------------

               Third         7.10        5.70       5.13        2.63

             ------------ ----------- ---------- ----------- ------------

               Fourth        9.47        6.00       4.13        2.75

             ------------ ----------- ---------- ----------- ------------


      The Company has never paid cash dividends. It is the current policy of the Company to retain earnings to finance the growth and development of its business, and, therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. Furthermore, certain financial covenants in the Company's bank credit agreement restrict the Company's ability to pay cash dividends.

      ADDITIONAL INVESTOR RELATIONS INFORMATION. All of the Company's current required filings with the Securities and Exchange Commission, as well as press releases and other investor relations information, may be found at HTTP://WWW.GTSI.COM on the internet's world wide web. For those without internet access, such information may be obtained without charge by request to the Company addressed to: Investor Relations, GTSI Corp., 3901 Stonecroft Boulevard, Chantilly, Virginia 20151-1010.

      TRANSFER AGENT. The Company's transfer agent is First Union National Bank, Shareholder Services Group, 1525 West W.T. Harris Blvd., 3C3, Charlotte, NC 28288-1153; telephone 1-800-829-8432.

      ANNUAL MEETING. The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Thursday, May 9, 2002, at the Company's headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

ITEM 6.    SELECTED FINANCIAL DATA.

      The selected financial data for the three years ended December 31, 2001, 2000, and 1999 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The December 31, 2001,

2000, and 1999, Consolidated Financial Statements of the Company have been audited by Arthur Andersen LLP, independent accountants, as indicated in their report, which is also included elsewhere in this Form 10-K. The selected financial data for all other periods are derived from the Company's audited consolidated financial statements, which are not included in this Form 10-K.


(In thousands, except per share amounts)                           Twelve months ended December 31,
                                                     2001          2000          1999          1998         1997
                                                 -------------- -------------- ------------ ------------ ------------
INCOME STATEMENT DATA:
Sales                                             $  783,496     $  677,755    $  660,570   $  593,571   $  486,377
Cost of sales                                        718,370        617,622       610,463      541,934      450,454
                                                 -------------- -------------- ------------ ------------ ------------
Gross margin                                          65,126         60,133        50,107       51,637       35,923
                                                 -------------- -------------- ------------ ------------ ------------
Operating Expense:
     Selling, general and administrative              57,002         49,382        44,931       44,660       36,940
     Depreciation and  amortization                    4,407          3,934         3,584        3,661        3,539
                                                 -------------- -------------- ------------ ------------ ------------
Total operating expenses                              61,409         53,316        48,515       48,321       40,479
                                                 -------------- -------------- ------------ ------------ ------------
Income (loss) from operations                          3,717          6,817         1,592        3,316       (4,556)
Interest (income) expense, net                        (3,707)        (2,259)       (1,090)         977          548
                                                 -------------- -------------- ------------ ------------ ------------
Income (loss) before taxes                             7,424          9,076         2,682        2,339       (5,104)
Income tax provision (benefit)                         2,938         (2,008)            -            -            -
                                                 -------------- -------------- ------------ ------------ ------------
Net income (loss) before cumulative effect of
SAB No. 101 adoption                                   4,486         11,084         2,682        2,339       (5,104)
Cumulative effect of SAB 101 adoption                      -            467             -            -            -
                                                 -------------- -------------- ------------ ------------ ------------
Net income (loss)                                 $    4,486     $   10,617    $    2,682   $    2,339   $   (5,104)
                                                 ============== ============== ============ ============ ============
Net income per common share
     Basic:
        Basic net income (loss) per share
        before cumulative effect of
        SAB No. 101 adoption                      $     0.55     $     1.23    $     0.29   $     0.27   $    (0.76)
        Cumulative effect per share of
        SAB No. 101 adoption                               -          (0.05)            -            -            -
                                                 -------------- -------------- ------------ ------------ ------------
        Basic net income (loss) per share         $     0.55     $     1.18    $     0.29   $     0.27   $    (0.76)
                                                 ============== ============== ============ ============ ============
    Diluted:
          Diluted net income (loss) per share
          before cumulative effect of
          SAB No. 101 adoption                    $     0.50     $     1.20    $     0.29   $     0.26   $    (0.76)
          Cumulative effect per share of
          SAB No. 101 adoption                             -          (0.05)            -            -            -
                                                 -------------- -------------- ------------ ------------ ------------
          Diluted net income (loss) per share     $     0.50     $     1.15    $     0.29   $     0.26   $    (0.76)
                                                 ============== ============== ============ ============ ============

Weighted average common shares
outstanding
     Basic                                             8,144          9,021         9,271        8,700        6,733
                                                 ============== ============== ============ ============ ============
     Diluted                                           9,049          9,225         9,314        8,909        6,733
                                                 ============== ============== ============ ============ ============


(In thousands)                                                                  December 31,
                                                     2001           2000          1999         1998          1997
                                                 -------------- -------------- ------------ ------------ ------------
BALANCE SHEET DATA:
Working capital                                   $   34,968     $   43,659    $   44,350   $   42,206   $   30,860
Total assets                                         252,452        227,065       186,333      161,090      137,464
Notes payable to banks                                20,186         11,925         9,479       14,889       21,569
Total liabilities                                    189,387        168,585       133,137      105,766       97,590
Stockholders' equity                                  63,065         58,480        53,196       55,324       39,874


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

OVERVIEW

      GTSI is a recognized information technology (IT) solutions leader, providing products and services to federal, state, and local government customers worldwide. For nearly two decades GTSI has served the public sector by teaming up with global IT leaders such as Hewlett - Packard, Panasonic, Microsoft, IBM, Sun and Cisco. GTSI seeks to deliver maximum value through its broad range of products, extensive contract portfolio, and ISO 9000-registered logistics. Through its Technology Teams, GTSI delivers "best of breed" products and services to help its customers realize strong value for their IT investments. The Technology Teams consist of technical experts that analyze, design, install and support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless solutions, web portals, high availability storage and information assurance. GTSI continues to broaden its leadership in electronic commerce and procurement through its federally focused website, gtsi.com that provides customized shopping zones to meet customers' personalized needs. GTSI is headquartered in Northern Virginia, outside of Washington, D.C.

      Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, microcomputers and networking, Unix servers/workstation and internet products), to the addition/removal of vendors (e.g., the addition of Cisco, EMC, Tachyon, RIM, and the removal of Nexar and Everex), and to the addition or expiration of sales contract vehicles (e.g., the addition of the SEWP III, ADMC, IT2 and the MMAD Contracts, and the expiration of the SEWP II, PC-3, SII PC/LAN, and Portables 3 Contracts). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably affected the last two calendar quarters and adversely affected the first two calendar quarters.

      The Company's business strategy is to continue to focus on higher-end product-based solutions, to broaden its product offering, and to remain a low-cost, and high-reliability provider of commodity products. The Company also focuses on bringing new technologies to government customers.



RESULTS OF OPERATIONS

      The following table sets forth, for the years indicated, the percentages that selected items within the income statement bear to sales, and the annual percentage changes in the dollar amounts of such items.


                                                            Percentage of Sales                 Percentage Change
                                                   --------------------------------------  ----------------------------
                                                         Years Ended December 31,           Years Ended December 31,
                                                   --------------------------------------  ----------------------------
                                                        2001        2000        1999       2000 to 2001   1999 to 2000
                                                   ------------ ------------ ------------  ------------- --------------
INCOME STATEMENT DATA:
Sales                                                    100.0%       100.0%      100.0%           15.6%          2.6%
Cost of sales                                             91.7%        91.1%       92.4%           16.3%          1.2%
                                                   ------------ ------------ ------------
Gross margin                                               8.3%         8.9%        7.6%            8.3%         20.0%
Operating expense:
     Selling, general and administrative                   7.2%         7.3%        6.8%           15.4%          9.9%
     Depreciation and amortization                         0.6%         0.6%        0.5%           12.0%          9.8%
                                                   ------------ ------------ ------------
Total operating expenses                                   7.8%         7.9%        7.3%           15.2%          9.9%
                                                   ------------ ------------ ------------
Income from operations                                     0.5%         1.0%        0.3%          -45.5%        328.2%
Interest (income) expense, net                            -0.5%        -0.3%       -0.2%           64.1%        107.2%
                                                   ------------ ------------ ------------
Income before taxes                                        1.0%         1.3%        0.5%          -18.2%        238.4%
Income tax provision (benefit)                             0.4%        -0.3%        0.0%         -246.3%       -100.0%
                                                   ------------ ------------ ------------
Net income before
cumulative effect of SAB 101 adoption                      0.6%         1.6%        0.5%          -59.5%        313.3%
Cumulative effect of SAB 101 adoption                      0.0%         0.0%        0.0%         -100.0%        100.0%
                                                   ------------ ------------ ------------
Net income                                                 0.6%         1.6%        0.5%          -57.7%        295.9%
                                                   ============ ============ ============

         The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.


Product Category
                         ---------------------------   ----------------------------  ----------------------------
(Dollars in millions)               2001                          2000                          1999
                         ---------------------------   ----------------------------  ----------------------------

Hardware                      $570.3          72.8%          $507.0          74.8%         $514.4          77.9%
Software                       158.3          20.2%           131.5          19.4%          123.7          18.7%
Services                        54.9           7.0%            39.3           5.8%           22.5           3.4%
                         ------------   ------------   -------------  -------------  -------------  -------------
Total                         $783.5           100%          $677.8           100%         $660.6           100%
                         ============   ============   =============  =============  =============  =============



Contract Vehicles
                                 ----------------------------  ----------------------------  ----------------------------
(Dollars in millions)                       2001                          2000                          1999
                                 ----------------------------  ----------------------------  ----------------------------

GSA Schedules                          $238.4          30.4%         $230.6          34.0%         $261.6          39.6%
IDIQ                                    355.5          45.4%          327.1          48.2%          307.3          46.5%
Open Market                             133.3          17.0%           79.7          11.8%           76.8          11.6%
Other Contracts                          56.3           7.2%           40.4           6.0%           14.9           2.3%
                                 -------------  -------------  -------------  -------------  -------------   ------------
Total                                  $783.5           100%         $677.8           100%         $660.6           100%
                                 =============  =============  =============  =============  =============   ============


Vendor Category
                       ---------------------------   ----------------------------  ----------------------------
(Dollars in millions)               2001                          2000                          1999
                       ---------------------------   ----------------------------  ----------------------------

Hewlett-Packard             $135.0          17.2%          $160.0          23.6%        $166.40          25.2%
Panasonic                     92.4          11.8%            93.3          13.7%           68.5          10.4%
Microsoft                     88.0          11.2%            63.7           9.4%           75.8          11.5%
Cisco                         80.4          10.3%            37.2           5.5%           34.0           5.1%
Sun                           63.0           8.0%            53.4           7.9%           47.5           7.2%
Compaq                        53.5           6.8%            41.3           6.1%           51.6           7.8%
EMC2                          47.5           6.1%             4.0           0.6%            0.1           0.0%
Dell                          31.9           4.1%             6.5           1.0%           11.3           1.7%
IBM                           20.7           2.6%            18.4           2.7%            9.2           1.4%
Other                        171.1          21.8%           200.0          29.5%          196.2          29.7%
                       ------------   ------------   -------------  -------------  -------------  -------------
Total                       $783.5           100%          $677.8           100%         $660.6           100%
                       ============   ============   =============  =============  =============  =============


2001 COMPARED WITH 2000

      SALES. Sales consist of revenues from products delivered and services rendered, net of allowances for customer returns and credits. Net sales in 2001 increased $105.7 million, or 15.6% over 2000. Sales increased in all product categories and contract vehicles. The largest increase was an approximately $53.6 million, or 67.3%, increase in sales sold under open market conditions. Indefinite delivery/indefinite quantity ("IDIQ") contracts increased $28.4 million, or 8.7%. The Other Contract sales category showed an increase of $15.9 million, or 39.4% and sales under the Company's GSA schedules increased $7.8 million, or 3.4%.

      Sales sold under Open Market contracts were up $53.6 million due to several large orders with Civilian and State and Local customers and prime contractors and the wider product breadth offered under open market conditions.

      IDIQ contract sales were up $28.7 million led by increased sales on the Scientific and Engineering Workstation Procurement ("SEWP") contract due to the wide product offering and the ability of all Government agencies to purchase under this contract. Sales on the Army PC-3 and Portable 3 vehicles were down $46.1 million combined year over year due to the expiration of the Portable 3 vehicle and the Army switching its buying patterns to the new Army Desktop and Mobile Commuting ("ADMC") vehicle which the Company treats as a GSA schedule type contract.

      Sales on Other Contracts were up $15.9 million led by strong sales to new prime contractor of $29.7 million offset by decreased sales in the Company's Panasonic distribution business of $11.0 million.

      The increase of $7.7 million in the Company's GSA schedules is due to sales on the newly awarded Army ADMC BPA and Federal Reserve Bank BPA's. Net sales directly off the GSA Schedule fell $17.6 million due to less reliance on the GSA schedule as a result of a broader contract base which gave the Company and its customers greater flexibility.

      Total booked backlog at December 31, 2001, was approximately $76.6 million compared to $71.0 million at December 31, 2000. Total booked backlog was $99.6 million at February 28, 2002, compared to $54.8 million at February 28, 2001. Total booked backlog consists of written purchase orders received and accepted by GTSI but not yet recognized as revenue. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and the periodic inventory shortages resulting from constrained products.

      GROSS MARGIN. Gross margin increased $5.0 million, or 8.3%, to $65.1 million from $60.1 million in 2000. Gross margin as a percentage of sales decreased to 8.3% in 2001, as compared to a gross margin of 8.9% in 2000. Gross margin as a percentage of sales was lower in 2001 versus 2000 due to a shift from higher margin customer-specific IDIQ contracts to lower margin GSA contract vehicles, government wide acquisition contracts ("GWACs"), and other lower margin contracts. Margins were also affected by a shift in contract vehicles from sole-source and dual award IDIQ vehicles to vehicles where multiple vendors are on contract, increasing competition. Warranty administration, inventory management, and freight costs as a percentage of sales were substantially unchanged for the year ending December 31, 2001, compared with the previous year.

      OPERATING EXPENSES. Total operating expenses for 2001 increased $8.1 million, or 15.2%, to $61.4 million from $53.3 million in 2000, however they decreased as a percentage of sales to 7.8% from 7.9%. This increase in operating expense primarily reflects the Company's implementation of its plan to hire additional sales personnel intended to achieve increased sales in 2001 and beyond.

      INTEREST INCOME. Net interest income is the amount of interest income and prompt payment discounts partially offset by interest expense on borrowings. Net interest income increased by $1.4 million, from $2.3 million to $3.7 million, or 64.1%, in 2001 compared to 2000. Interest income increased by $1.3 million and interest expense decreased $153,000 over 2000. The increase in interest income is primarily due to a $1.6 million increase in interest income from lease receivables partially offset by a $280,000 decrease in other interest income.

      INCOME TAXES. The Company's effective tax rate in 2001 was 39.6% resulting in a tax provision of $2.9 million in 2001. The Company anticipates that its ongoing effective tax rate will be approximately 40%.

2000 COMPARED WITH 1999

      SALES. Sales consist of revenues from product delivered and services rendered, net of allowances for customer returns and credits. Net sales in 2000 increased $17.2 million, or 2.6% over 1999. The primary reason for the increase was an approximately $19.8 million, or 6.4%, increase in sales under the Company's IDIQ contracts and $25.5 million, or 171.1%, increase in Other Contract sales. Increased sales in the IDIQ and Other Contract sales categories were partially offset by lower sales under the Company's GSA schedules of approximately $31.0 million, or 11.9%.

      Sales on Other Contracts were up $25.5 million led by strong sales to a new prime contractor of $12.3 million and increased sales in the Company's Panasonic distribution business, up $6.7 million. Miscellaneous state contracts and the Tennessee State Sun contract were up a combined $3.7 million and the Immigration and Naturalization vehicle was up $1.6 million.

      IDIQ contract sales were up $19.8 million partially as a result of increased sales on the combined SEWP contract vehicles of $49.6 million. The increase in SEWP contract sales can be attributed to a wide product offering on this vehicle and the ability of all Government agencies to purchase off of this contract. Ruggedized Portables was another vehicle that experienced increased sales, rising $4.3 million from 1999, as the contract did not begin until the third quarter of 1999. Sales on the Army Portable 2 and Portable 3 vehicles were up a net $2.8 million year over year. These increases were partially offset by a decrease in the PC 2 and PC 3 contract vehicles and the Stamis contract of $15.4 million and $13.1 million, respectively, from the prior year as the Army shifted spending to non-IT priorities. The State Department contract vehicle was $3.2 lower than last year due to the State Department's lower operating budget and IC4I was down $2.9 million as this contract vehicle expired in late 1999.

      The decline in sales under the Company's GSA Schedules is due to lower sales on the GSA Schedule B/C of $25.8 million. Sales on the GTSI-PA vehicle decreased $11.0 million as large one-time orders from several customers were received in 1999. Sales were also lower on the TDA-Bridge contract by $22.1 million due to the cancellation of the IRS contract.

      During the fourth quarter of 2000, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," retroactive to January 1, 2000. The impact of adoption of SAB No. 101 is generally to defer the recognition of sales from two to seven days as compared to the Company's previous revenue recognition policy. The impact of adoption of SAB No. 101 on the year 2000 was to reduce revenues by $2.5 million and decrease gross margin by $358,000. The Company implemented the guidance set forth in SAB No. 101 by recording a charge of $467,000 for the cumulative effect of adoption on January 1, 2000.

      Total booked backlog at December 31, 2000 was approximately $71.0 million compared to $54.9 million at December 31, 1999. Total booked backlog was $54.8 million at February 28, 2001, compared to $55.0 million at February 29, 2000. Total booked backlog consists of written purchase orders received and accepted by GTSI but not yet recognized as revenue. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and the periodic inventory shortages resulting from constrained products.

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

      Sales contract margins were higher in 2000 versus 1999 due to a shift from lower margin GSA contract vehicles to higher margin IDIQ contract vehicles and the maturation of IDIQ contract vehicles, for example the PC3 and Portables 3 contracts which were awarded in 1999. More effective warranty administration, inventory management, and lower freight costs contributed to improved margins. Maintenance costs were $1.8 million lower and freight costs were $2.1 million lower than in 1999. Freight costs decreased from 1.2% of sales in 1999 to 0.86% of sales in 2000. Inventory management costs, net of product liquidations, were $1.5 million lower than last year. Cumulatively, these costs were $6.6 million dollars lower than last year.

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

      INTEREST INCOME. Net interest income is the amount of interest income and prompt payment discounts partially offset by interest expense on borrowings. Net interest income increased by $1.2 million, from $1.1 million to $2.3 million, or 107.2%, in 2000 compared to 1999. Interest income increased by $1.9 million, but was partially offset by an increase in interest expense of $708,000 over 1999. The increase in interest income is primarily due to a greater utilization of cash discounts earned on prompt payments of vendor invoices.

      INCOME TAXES. The Company's effective tax rate in 2000 was favorably affected by the recognition of its previously reserved tax assets, which resulted in a $2.0 million income tax benefit in the fourth quarter and full year 2000. The Company anticipates that its ongoing effective tax rate will be approximately 39%.

CRITICAL ACCOUNTING POLICIES

      We have included below our policies, which are both important to our financial condition and operating results and require management's most difficult, subjective and complex judgments in determining the underlying estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, as they require assumptions that are inherently uncertain.

      REVENUE RECOGNITION. We recognize revenue from hardware product sales when the title to the products sold passes to the customer, with provisions established for estimated product returns. Based on our standard shipping terms, title generally passes upon the customer's receipt of the products. We recognize revenues under sales type lease arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." We recognize revenue from software products in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Revenue from software product sales is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed or determinable and collection is probable. We recognize net revenues from sales of third party software maintenance contracts at the time of the sale.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experiences and any specific customer collection issues that we have identified. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past.

      SALES OF LEASE RECEIVABLES. We periodically sell lease receivables to unrelated financing companies. We account for our sales of lease receivables in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $39.8 million and $6.7 million, in 2001 and 2000 respectively, were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying balance sheets.

      INVENTORIES. We value our inventory at the lower of average cost or market value of the inventory. Whenever possible, we try to order inventory only as needed. However, we do maintain inventory related to certain products or vendors. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based on assumptions about future demand and market conditions. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we will be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

      LONG-LIVED ASSETS. Long-lived assets, consisting primarily of property and equipment and capitalized software, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We determine impairment by comparing the carrying value of these long-lived assets to the estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition. The cash flow projection used to make this assessment is consistent with the cash flow projections we use internally to assist us in making key decisions. In the event we determine that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.

      WARRANTIES. We offer warranties on sales under certain products specific to the terms of the customer agreements. Our standard warranties require us to repair or replace defective products reported to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair products sold, could have a material adverse impact on our operating results for the period or periods in which such events occur.


NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and certain intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of these standards will not have a material effect on the company's consolidated financial statements or its results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003. The Company does not believe that adoption of this standard will have a material effect on its consolidated financial statements or its results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this standard will have a material effect on its consolidated financial statements or results of its operations.


EFFECT OF INFLATION

      The Company believes that inflation has not had a material effect on its operations. If, however, inflation increases in the future it could temporarily adversely affect the profitability of GTSI's sales under its Government fixed-price contracts, which generally preclude the Company from passing on inflation-related or other increases in product costs to Government customers during the term of a pre-existing contract. The Company mitigates this risk in part by often obtaining agreements from certain of its suppliers prohibiting them from increasing their prices to GTSI during the term of fixed-price contracts.

SEASONAL FLUCTUATIONS AND OTHER RISK FACTORS

      The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also affect the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make

GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

      As of December 31, 2001, the Company holds in its inventory approximately $1.7 million of business intelligence software. Contractually, the Company has the right to sell this business intelligence software to various Government agencies through June 30, 2003. The Company purchased this software in December, 1999. Through December 31, 2001, the Company has made no sales of this product. At this time, management believes that the Company will recover the cost of the business intelligence software inventory through sales in the normal course of business. If management is unable to sell the software, this would result in an impairment of all or a portion of the $1.7 million inventory balance.


LIQUIDITY AND CAPITAL RESOURCES

      During 2001, the Company's operating activities used approximately $3.2 million of cash, compared to $7.6 million provided by operations in 2000. Significant factors affecting cash used in operating activities in 2001 include increases in accounts receivable of $6.6 million, lease receivables of $20.4 million, and inventories of $7.9 million, offset by a corresponding increase in accounts payable of $17.3 million, a decrease in other assets of $7.1 million, and a decrease of $3.3 million in other liabilities. The increase in accounts receivable was primarily attributed to an increase of $6.0 million in various receivables due from vendors. Trade accounts receivables are substantially unchanged year-over-year despite increased sales due to improved collection practices throughout 2001. The increase in lease receivables is due primarily to equipment leases to a prime contractor in support of its seat management contract with government agencies. The decrease in other assets was primarily due to a decrease in prepaid inventory of $7.0 million. The increase in accounts payable was primarily due to an increase in trade accounts payable of $18.7 million due to increased shipments in the period.

      Investing activities used cash of approximately $3.6 million in 2001 primarily for the Company's investment in a proprietary fulfillment system, designed to improve efficiency throughout the Company.

      The Company's financing activities provided approximately $6.9 million of cash during 2001 due to an increase in the Company's outstanding borrowing under its line-of-credit of $8.3 million and $2.9 million in proceeds from stock options exercised, partially offset by $2.8 million used to repurchase the common stock of the Company, and payment of $1.5 million on the remaining balance of notes payable.

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

      On November 24, 1999, the Company and its banks executed separate amendments for the continuation of the Credit Agreement through November 30, 2000, with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75%. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

      On November 17, 2000, the Company and its banks executed the fourth amendment to the Credit Agreement for the continuation of the Credit Agreement. The termination provisions of the agreement were modified to provide for a 90-day written termination notice upon receipt by either party. The amendment also provided for, among other things, increasing the Company's stock repurchase authorization from third-party shareholders to $6.1 million, up from $5.25 million in the previous amendment. All other material terms of the Credit Agreement remained the same.

      On February 28, 2001, the Company and its banks executed the fifth amendment, effective March 7, 2001, which gave SunTrust Bank the right to establish a $7.5 million reserve to facilitate Automated Clearing House ("ACH") transfers. Consent was also given to authorize the Company's stock repurchase from third-party stockholders in an additional amount not to exceed $4.7 million provided the aggregate amount of stock held by the Company did not exceed $12.9 million. All other material terms of the Credit Agreement remained the same.

      As of December 31, 2001, 2000, and 1999, respectively, the Company's interest rate on the Credit Facility was 3.68%, 8.40%, and 8.24%, respectively. Amounts due to the Lenders of $20.2 million as of December 31, 2001 are classified as current liabilities up from $11.9 million as of December 31, 2000. The available portion of the Credit Facility was approximately $29.8 million at December 31, 2001, down from $38.1 million at December 31, 2000.

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the Company's operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the purchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. At December 31, 2001, the Company was in compliance with all financial covenants set forth in the credit facility.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company has a $50.0 million Credit Facility indexed at LIBOR plus 1.75%. This variable rate Credit Facility subjects the Company to cash flow exposure resulting from changes in interest rates.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      Except for historical information, all of the statements, expectations and assumptions contained in the foregoing material are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended) that involve a number of risks and uncertainties. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Private Securities Reform Act of 1995, as amended, and by other applicable securities laws. It is possible that the assumptions made by management -- including, but not limited to, those relating to favorable gross margins, a favorable mix of contracts, benefits of a more efficient operation, future contract awards, returns on new product programs, profitability, and increased control of operating costs -- may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to revise publicly the forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on the Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Consolidated Financial Statements and Schedule of GTSI Corp. and Subsidiary are filed as part of this Form 10-K. Supplemental unaudited quarterly financial data is included in Note 11 of Notes to Consolidated Financial Statements.


Index to Financial Statements and Schedule                                                       Page
------------------------------------------                                                       ----

FINANCIAL STATEMENTS:

      Report of Independent Public Accountants                                                    26

      Consolidated Balance Sheets as of December 31, 2001 and 2000                                27

      Consolidated Statements of Operations for the years ended December 31, 2001,
      2000 and 1999                                                                               28

      Consolidated Statements of Changes in Stockholders' Equity for the years ended              29
      December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the years ended December 31, 2001,                30
      2000 and 1999


      Notes to Consolidated Financial Statements                                                 31-46

SCHEDULE:

      Schedule II - Valuation and Qualifying Accounts                                             47

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GTSI Corp.:

      We have audited the accompanying consolidated balance sheets of GTSI Corp. and subsidiary (GTSI Corp., formerly Government Technology Services, Inc., a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of GTSI Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTSI Corp. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                                /S/ ARTHUR ANDERSEN LLP



Vienna, Virginia
February 14, 2002

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
(In thousands, except share amounts)                                                   2001              2000
                                                                                ------------------ -----------------
ASSETS

Current assets:
      Cash                                                                      $             114  $             79
      Accounts receivable, net                                                            138,385           131,780
      Lease receivables, current                                                           11,781             5,401
      Merchandise inventories                                                              61,434            53,570
      Other current assets                                                                 10,238            18,269
                                                                                ------------------ -----------------
              Total current assets                                                        221,952           209,099

Property and equipment, net                                                                11,974            12,830
Lease receivables, net of current portion                                                  17,378             3,367
Other assets                                                                                1,148             1,769
                                                                                ------------------ -----------------
              Total assets                                                      $         252,452  $        227,065
                                                                                ================== =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable to banks                                                    $          20,186  $         11,925
      Note payable, current                                                                     -               500
      Accounts payable                                                                    151,379           134,071
      Accrued liabilities                                                                   8,977            10,249
      Accrued warranty liabilities                                                          6,442             8,695
                                                                                ------------------ -----------------
              Total current liabilities                                                   186,984           165,440

Note payable, net of current portion                                                            -             1,000
Other liabilities                                                                           2,403             2,145
                                                                                ------------------ -----------------
              Total liabilities                                                           189,387           168,585
                                                                                ------------------ -----------------

Commitments and contingencies
Stockholders' equity
      Preferred stock -  $0.25 par value, 680,850 shares authorized;
      none issued or outstanding                                                                -                 -
      Common stock - $0.005 par value 20,000,000 shares authorized, 9,806,084 issued and 8,162,612 outstanding at December 31, 2001; and 20,000,000 shares authorized, 9,806,084 issued and 7,956,272 outstanding at
      December 31, 2000                                                                        49                49
      Capital in excess of par value                                                       43,434            43,484
      Retained earnings                                                                    27,419            22,933
      Treasury stock, 1,643,472 shares at December 31, 2001, and 1,849,812
      shares at December 31, 2000, at cost                                                 (7,837)           (7,986)
                                                                                ------------------ -----------------
                    Total stockholders' equity                                             63,065            58,480
                                                                                ------------------ -----------------
                    Total liabilities and stockholders' equity                   $        252,452  $        227,065
                                                                                ================== =================


                          The accompanying notes are an integral part of these consolidated balance sheets.

                                      GTSI CORP. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the years ended December 31,
(In thousands, except per share amounts)                                             2001        2000        1999
                                                                                  ------------ ------------ ----------
Sales                                                                              $  783,496   $  677,754   $660,570

Cost of sales                                                                         718,370      617,621    610,463
                                                                                  ------------ ------------ ----------

Gross margin                                                                           65,126       60,133     50,107

Operating expenses                                                                     61,409       53,316     48,515
                                                                                  ------------ ------------ ----------

Income from operations                                                                  3,717        6,817      1,592

     Interest and financing income                                                     (4,501)      (3,206)    (1,742)
     Interest expense                                                                     794          947        652
                                                                                  ------------ ------------ ----------
Interest income, net                                                                   (3,707)      (2,259)    (1,090)
                                                                                  ------------ ------------ ----------

Income before income taxes and cumulative effect of SAB No. 101 adoption                7,424        9,076      2,682

Income tax provision (benefit)                                                          2,938       (2,008)         -
                                                                                  ------------ ------------ ----------

Net income before cumulative effect of SAB No. 101 adoption                             4,486       11,084      2,682

Cumulative effect of SAB No. 101 adoption                                                   -         (467)         -
                                                                                  ------------ ------------ ----------

Net income                                                                         $    4,486   $   10,617   $  2,682
                                                                                  ============ ============ ==========

Net income per common share
     Basic
       Basic net income per share before cumulative effect of SAB No. 101
          adoption                                                                 $     0.55   $     1.23   $   0.29
       Cumulative effect per share of SAB No. 101 adoption                                  -        (0.05)         -
                                                                                  ------------ ------------ ----------
       Basic net income per share                                                  $     0.55   $     1.18   $   0.29
                                                                                  ============ ============ ==========
     Diluted
       Diluted net income per share before cumulative effect of SAB No. 101
          adoption                                                                 $     0.50   $     1.20   $   0.29
       Cumulative effect per share of SAB No. 101 adoption                                  -        (0.05)         -
                                                                                  ------------ ------------ ----------
       Diluted net income per share                                                $     0.50   $     1.15   $   0.29
                                                                                  ============ ============ ==========

Weighted average common shares outstanding
     Basic                                                                              8,144       9,021       9,271
                                                                                  ============ ============ ==========
     Diluted
                                                                                        9,049       9,225       9,314
                                                                                  ============ ============ ==========

               The accompanying notes are an integral part of these consolidated financial statements.


                               GTSI CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            For the years ended December 31, 2001, 2000, and 1999
                                   ----------------------------------------------------------------------------------------

                                    Preferred Stock    Common Stock
                                   ------------------------------------   Capital                               Total
                                    Shares            Shares              Excess of    Retained   Treasury   Stockholders'
(In thousands)                      Issued   Amount   Issued    Amount    Par Value    Earnings     Stock      Equity
                                   ----------------------------------------------------------------------------------------

Balance, December 31, 1998              -    $   -     9,806    $  49     $ 45,712     $  9,634   $   (71)    $   55,324

Stock options exercised                 -        -         -        -          (81)           -       178             97

BTG settlement - purchase of
Treasury stock and repurchase
option                                  -        -         -        -       (1,944)           -    (2,963)        (4,907)

Net income                              -        -         -        -            -        2,682         -          2,682
                                   -----------------------------------------------------------------------------------------

Balance, December 31, 1999              -    $   -     9,806    $  49     $ 43,687     $ 12,316   $(2,856)    $   53,196

Stock options exercised                 -        -         -        -         (203)           -       916            713

Common stock repurchase                 -        -         -        -            -            -    (6,046)        (6,046)

Net income                              -        -         -        -            -       10,617         -         10,617
                                   -----------------------------------------------------------------------------------------

Balance, December 31, 2000              -    $   -     9,806     $  49    $ 43,484     $ 22,933   $(7,986)    $   58,480
                                   =========================================================================================

Stock options exercised                 -        -         -         -         (50)           -     2,996          2,946

Common stock repurchase                 -        -         -         -           -            -    (2,847)        (2,847)

Net income                              -        -         -         -           -        4,486         -          4,486
                                   -----------------------------------------------------------------------------------------

Balance, December 31, 2001              -    $   -     9,806     $  49    $ 43,434     $ 27,419   $(7,837)    $   63,065
                                   =========================================================================================

               The accompanying notes are an integral part of these consolidated  financial statements.


                                    GTSI CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the years ended December 31,
(In thousands)                                                            2001           2000           1999
                                                                     -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $     4,486    $   10,617     $    2,682
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
          Cumulative effect of SAB No. 101 adoption                             -           467              -
          Depreciation and amortization                                     4,407         3,934          3,584
          Loss on disposal of property and equipment                           26           134            288
          Deferred income tax provision (benefit)                           1,572        (4,334)          (440)
         (Decrease) increase in cash due to changes in
          assets and liabilities:
                    Accounts receivable, net                               (6,605)      (12,404)       (21,702)
                    Lease receivables                                     (20,391)       (8,768)             -
                    Merchandise inventories                                (7,864)       (6,751)        (4,939)
                    Other assets                                            7,080        (8,809)           223
                    Accounts payable                                       17,308        30,200         28,389
                    Accrued liabilities and warranty liabilities           (3,525)        4,276          1,553
                    Other liabilities                                         258          (974)           657
                                                                     -------------- -------------- --------------
Net cash (used in) provided by operating activities:                       (3,248)        7,588         10,295
                                                                     -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                               (3,577)       (4,271)        (5,004)
          Payments from BTG settlement                                          -             -            132
                                                                     -------------- -------------- --------------
Net cash used in investing activities:                                     (3,577)       (4,271)        (4,872)
                                                                     -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from (payment of) bank notes, net                        8,261         2,446         (5,410)
          Payment of note payable                                          (1,500)         (500)             -
          Common stock repurchase                                          (2,847)       (6,046)             -
          Proceeds from stock options exercised                             2,946           713             97
                                                                     -------------- -------------- --------------
Net cash provided  by (used in)  financing activities:                      6,860        (3,387)        (5,313)
                                                                     -------------- -------------- --------------

Net increase (decrease) in cash                                                35           (70)           110
Cash at beginning of year                                                      79           149             39
                                                                     -------------- -------------- --------------
Cash at end of year                                                   $       114    $       79     $      149
                                                                     ============== ============== ==============

Supplemental disclosures of cash flow information:
          Cash paid during the year for:
                    Interest                                          $       907    $    1,429     $      571
                    Income taxes                                      $     2,509    $        -     $        -

               The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     GTSI Corp. ("GTSI", or the "Company", formerly named Government Technology Services, Inc.) operates in a single business segment and resells microcomputer and workstation hardware, software and peripherals to agencies of federal, state and local governments (the "Government"). Business activities also include sales to systems integrators, prime contractors and other companies reselling information technology to various government agencies. In August 1994, GTSI acquired all of the outstanding shares of common stock of Falcon Microsystems, Inc. ("Falcon"). GTSI and Falcon are hereinafter referred to as the "Company."

     On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc., and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquisition was financed by the payment of cash of approximately $9.7 million and the issuance of 15,375 shares of Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), having a liquidation preference of $15.4 million. On May 12, 1998, the Company's stockholders approved a proposal to convert the Series C Preferred Stock into 3,000,000 shares of Common Stock valued at $5.125 per share. The acquisition of the BTG Division was accounted for using the purchase method of accounting. The financial statements include the results of operation of the BTG Division since the acquisition date.

     On February 10, 1999, the Company entered into subsequent agreements with BTG related to the reacquisition of a portion of GTSI common stock from BTG, the terms of certain contracts and the relationship of the parties going forward. Pursuant to the agreements, GTSI reacquired 600,000 shares of its common stock of which 200,000 were tendered to GTSI at no cost and 400,000 were purchased by GTSI for $5.00 per share, in exchange for a three-year, 8% interest bearing note from BTG with the principal due in three annual installments of $500,000, $500,000 and $1,000,000, respectively. The final payment under this note was made on July 16, 2001. Additionally, on October 23, 2000, the Company purchased the remaining 1.3 million shares of GTSI stock held by BTG for $4.25 a share or $5.53 million.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION. The consolidated financial statements include the accounts of GTSI and its wholly-owned subsidiary, Falcon. All significant intercompany accounts and transactions are eliminated in consolidation.

     ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates include the allowance for doubtful accounts, reserves for excess or obsolete inventory, reserves for asset impairment, and reserves for future costs to be incurred under the Company's warranty programs.

     REVENUE RECOGNITION. Revenue from hardware product sales is generally recognized when title to the products sold passes to the customer, with provisions established for estimated product returns. Based upon the Company's standard shipping terms, title generally passes upon the customer's receipt of the products. The Company also recognizes revenue under sales-type lease arrangements in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Revenue from software product sales is recognized in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Revenue from the sale of software products is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed or determinable and collection is probable. Net revenues from sales of third party software maintenance contracts are recognized at the time of sale.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the application of generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 clarifies the appropriate timing of revenue recognition when products are shipped to customers. The impact to the Company of the adoption of SAB No. 101 was to generally defer the recognition of revenue from two to seven days as compared to the Company's previous method. During the fourth quarter of 2000, the Company adopted the provisions of SAB No. 101 retroactive to January 1, 2000. The Company implemented the guidance set forth in SAB No. 101 by recording a charge to income of $467,000, representing the cumulative effect of adopting SAB No. 101 on January 1, 2000.

     The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. Beginning with the fourth quarter of 2000, and on a retroactive basis for all periods presented, the accompanying financial statements have been reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely resulted in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $13.4 million and $7.9 million for 2000 and 1999 respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. At December 31, 2001 and 2000, the recorded values of financial instruments such as accounts receivable and payable and notes payable to banks approximated their fair values, based on the short-term maturities of these instruments. As of December 31, 2001 and 2000, the Company believes the carrying amount of its current and long-term lease receivables approximates its fair value since the lease receivables are discounted at an interest rate that approximates market.

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

     LEASE RECEIVABLES. The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of SFAS No. 13, "Accounting for Leases," and accordingly, has recognized a current and long-term receivable, net of unearned finance income on the accompanying balance sheets.

     SALES OF LEASE RECEIVABLES. The Company periodically sells lease receivables to various, unrelated, financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $39.8 million and $6.7 million, in 2001 and 2000 respectively, were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying balance sheets.

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

     INTANGIBLE ASSETS. Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives. Included in operating expenses for the years ended December 31, 2001, 2000, and 1999, is amortization expense of $ -, $ -, and $114,000, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, consisting primarily of property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company determines impairment by comparing the carrying value of these long-lived assets to the estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition. In the event the Company determines that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.

     ACCRUED WARRANTY LIABILITIES. The Company offers warranties on sales under certain products specific to the terms of the customer agreements. Standard warranties require repair or replacement of defective products reported during the warranty period at no cost to the customer. The Company records an estimate for warranty expenses related to costs based on its actual historical return rates and repair costs at the time of sale.

     INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 requires that a valuation allowance be established when necessary to reduce deferred tax assets to amounts expected to be realized.

     EARNINGS PER SHARE. In accordance with SFAS No. 128, "Earnings Per Share," the Company presents basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ended December 31, 2001, 2000 and 1999, diluted weighted average common shares outstanding includes the dilutive effect of options if exercised of 905,000, 204,000 and 43,000 shares respectively.

     INTEREST AND FINANCING INCOME. For the years ended December 31, 2001, 2000, and 1999, interest and financing income includes $2.2 million, $2.1 million, and $1.0 million, respectively, of financing income earned on prompt payment of vendor invoices and $1.7 million, $0.1 million, and $ -, respectively, of interest income from lease receivables.

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

     CONCENTRATION OF CREDIT RISK. The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 2001, the Company sold products or services to thousands of different customers, including to most agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. Although no single customer (agency) accounted for greater than 5% of the Company's 2001 sales, aggregate 2001 sales to the Government's Departments of the Army, Navy and Air Force were 17.2%, 9.6% and 20.1%, respectively, of GTSI's 2001 sales.

     OUTSTANDING CHECKS. Included in accounts payable at December 31, 2001 and 2000, are approximately $11.9 million and $14.0 million, respectively, which represent checks that have been issued but have yet to clear the bank.

     RECLASSIFICATIONS. Certain amounts from prior years have been reclassified to conform to the current year financial statement presentation.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 2001 the Financial Accounting Standards Board (FASB) approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and certain intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company's adoption of these standards will not have a material effect on its consolidated financial statements or its results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003. The Company does not believe that adoption of this standard will have a material effect on its consolidated financial statements or its results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though it retains the basic requirements of SFAS

No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this standard will have a material effect on its consolidated financial statements or results of its operations.

2.   ACCOUNTS RECEIVABLE

     The composition of accounts receivable as of December 31, 2001 and 2000, is as follows (in thousands):

                                                                     2001             2000
                                                                ---------------  ---------------
     Trade accounts receivable                                   $    117,815     $    116,825
     Vendor and other receivables                                      21,983           16,664
                                                                ---------------  ---------------

                                                                      139,798          133,489
            Less: Allowance for uncollectible accounts                 (1,413)          (1,709)
                                                                ---------------  ---------------

     Accounts receivable, net                                    $    138,385     $    131,780
                                                                ===============  ===============

3.   LEASE RECEIVABLES

     The Company sold products to certain customers under sales-type lease arrangements. Leasing arrangements were for two to three years and carry market interest rates ranging from 7.83 to 10.20 percent. Total future minimum lease payments and unearned finance income due under the sales-type leases are as follows (in thousands):

                                                                   Unearned
                                               Total Lease          Finance         Net Principal
                                              Payments Due           Income              Due
                                            ------------------   ---------------  ------------------

             2002                                  $    14,007        $    2,226         $    11,781
             2003                                       12,939             1,165              11,774
             2004                                        5,830               227               5,604
                                            ------------------   ---------------  ------------------
            Total lease receivables                $    32,776        $    3,617         $    29,159
                                            ==================   ===============  ==================

     At December 31, 2001, 97.5% of the lease receivables were due from one customer.

4.   PROPERTY AND EQUIPMENT

     The composition of property and equipment as of December 31, 2001 and 2000, is as follows (in thousands):

                                                                                    2001             2000
                                                                               ---------------  ----------------
            Office furniture and equipment                                      $     11,066     $      10,286
            Computer software and website development costs                           15,289            12,685
            Leasehold improvements                                                     4,832             4,797
                                                                               ---------------  ----------------

                                                                                      31,187            27,768
            Less accumulated depreciation and amortization                           (19,213)          (14,938)
                                                                               ---------------  ----------------

            Property and equipment, net                                         $     11,974     $      12,830
                                                                               ===============  ================

            Depreciation and amortization expense                               $      4,407     $       3,934
                                                                               ===============  ================

     Depreciation and amortization expense on property and equipment and leasehold improvements was $4,407, $3,934, and $3,470, in 2001, 2000, and 1999
respectively.

5.   NOTES PAYABLE TO BANKS

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

     On November 24, 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000, with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75%. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

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

     On February 28, 2001, the Company and its banks executed the fifth amendment, effective March 7, 2001, which gave SunTrust Bank the right to establish a $7.5 million reserve to facilitate Automated Clearing House ("ACH") transfers. Consent was also given to authorize the Company's stock repurchase from third-party stockholders in an additional amount not to exceed $4.7 million provided the aggregate amount of stock held by the Company did not exceed $12.9 million. All other material terms of the Credit Agreement remained the same.

     As of December 31, 2001, 2000, and 1999, respectively, the Company's interest rate on the Credit Facility was 3.68%, 8.40%, and 8.24%, respectively. Amounts due to the Lenders of $20.2 million as of December 31, 2001, are classified as current liabilities up from $11.9 million as of December 31, 2000, and the available portion of the Credit Facility was approximately $29.8 million at December 31, 2001, up from $38.1 million at December 31, 2000.

     Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. At December 31, 2001, the Company was in compliance with all financial covenants set forth in the Credit Facility. The following information pertains to the notes payable to banks for the years ended December 31, 2001, 2000, and 1999 (dollars in thousands):

                                                                2001          2000          1999
                                                            -----------    -----------   -----------
         Weighted average interest rate...................        5.7%           8.2%          7.5%
         Weighted average borrowings......................   $ 13,500       $  9,600      $  4,100

6.   INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                                    2001             2000             1999
                                            ---------------  ---------------   --------------
     Current taxes :
                        Federal                  $   1,079        $   1,923        $     370
                        State                          287              403               70
                                            ---------------  ---------------   --------------

                                                     1,366            2,326              440
     Deferred taxes:
                        Federal                      1,398           (4,063)            (397)
                        State                          174             (271)             (43)
                                            ---------------  ---------------   --------------

                                                     1,572           (4,334)            (440)
                                            ---------------  ---------------   --------------

     Income tax provision (benefit)              $   2,938        $  (2,008)       $       -
                                            ===============  ===============   ==============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. As of December 31, 1999, the Company had a valuation allowance of $5.0 million against its net deferred tax assets. In the fourth quarter of 2000, the Company, after its third consecutive year of positive earnings, concluded that a valuation allowance against its net deferred tax assets was no longer necessary as the future realizability of these assets was now more likely than not. Accordingly, the valuation allowance was eliminated. Significant components of the Company's deferred taxes as of December 31, 2001 and 2000 were as follows (in thousands):

                                                                                December 31,
                                                                         ----------------------------
                                                                             2001          2000
                                                                         ----------------------------
            Deferred tax assets:
                      Accounts receivable and inventory allowances        $      546   $       864
                      Intangible assets                                        1,512         1,682
                      Accrued warranty                                         2,460         2,985
                      Bid and proposal costs                                     502           446
                      Vacation accrual                                           388           326
                      Depreciation                                               368            61
                      Rent abatement                                              97            96
                      Other reserves                                             526           692
                                                                         ----------------------------
                                 Total deferred tax assets                     6,399         7,152
                                                                         ----------------------------
            Deferred tax liabilities:

                      Web site development costs and capitalized software      1,457           638
                                                                         ----------------------------
                                 Total deferred tax liabilities                1,457           638
                                                                         ----------------------------

            Net deferred tax assets reported                              $    4,942   $     6,514
                                                                         ============================


     The Company's effective tax rate for the years ended December 31, 2001, 2000, and 1999 differs from the statutory rate for federal income taxes as a result of the following factors:

                                                                 2001                 2000               1999
                                                          -------------------    ---------------   ----------------
     Statutory rate                                                    34.0%              34.0%              34.0%
     State income taxes, net of Federal tax benefit                     4.6%               4.5%               4.0%
     Valuation allowance                                                0.0%             -59.3%             -39.8%
     Other                                                              1.0%              -1.3%               1.8%
                                                          -------------------    ---------------   ----------------
                                                                       39.6%             -22.1%                -
                                                          ===================    ===============   ================

7.   STOCKHOLDERS' EQUITY

     STOCK OPTIONS AND WARRANTS. The Company has two combination incentive and non-statutory stock option plans, the "1996 Plan" and the "1994 Plan," that provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 2,500,000 and 300,000 shares, respectively, of the Company's common stock. In addition, in May 1997 the Company's Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of non-statutory stock options only to employees other than officers and directors to purchase up to 300,000 shares of the Company's common stock. Until its expiration on March 15, 1996, the Company had another combination incentive and non-statutory stock option plan, the "1986 Plan," that provided for the granting of options to employees to purchase up to 1,100,000 shares of the Company's common stock. Under the 1997, 1996, 1994 and 1986 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company's common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options under the 1997, 1996, 1994 and 1986 Plans were as follows:

                                                                                                             Weighted
                                                                                             Weighted        Average
                                                      Number of Option   Exercise Price   Average Exercise  Remaining
                                                           Shares          Per Share      Price Per Share      Life
------------------------------------------------------------------------------------------------------------------------
1997 PLAN:
            Outstanding at December 31, 1998               296,175         $3.63-5.38         $4.90
                       Granted                              74,000          2.88-3.75          3.48
                       Forfeited or canceled               (94,250)         3.75-5.31          4.90
                       Exercised                                 -                  -             -
            Outstanding at December 31, 1999               275,925          2.88-5.38          4.52
                       Granted                              57,000          3.25-5.22          3.60
                       Forfeited or canceled               (49,625)         3.31-5.31          4.70
                       Exercised                            (3,333)              2.88          2.88
            Outstanding at December 31, 2000               279,967          2.88-5.38          4.23
                       Granted                                   -
                       Forfeited or canceled               (13,792)         2.88-4.88          3.41
                       Exercised                          (112,917)         2.88-5.38          4.42
            Outstanding at December 31, 2001               153,258         $2.88-5.25         $4.16           4.3
------------------------------------------------------------------------------------------------------------------------
1996 PLAN:
            Outstanding at December 31, 1998               572,750         $4.50-5.44         $5.05
                       Granted                             826,000          2.88-4.94          3.72
                       Forfeited or canceled              (144,750)         3.75-5.25          4.63
                       Exercised                                 -                  -             -
            Outstanding at December 31, 1999             1,254,000          2.88-5.44          4.22
                       Granted                             463,000          2.81-3.31          3.21
                       Forfeited or canceled              (254,000)         2.88-5.25          4.24
                       Exercised                           (10,750)         3.13-3.75          3.62
            Outstanding at December 31, 2000             1,452,250          2.81-5.44          3.91
                       Granted                             233,000          4.00-6.40          6.03
                       Forfeited or canceled               (55,916)         2.88-4.00          3.46
                       Exercised                          (252,084)         2.88-5.25          3.82
            Outstanding at December 31, 2001             1,377,250         $2.81-6.40         $4.30           5.4
------------------------------------------------------------------------------------------------------------------------



1994 PLAN:
            Outstanding at December 31, 1998               271,500         $3.25-13.44        $6.83
                       Granted                              84,000           2.88-3.75         3.03
                       Forfeited or canceled               (74,000)          5.00-5.25         5.14
                       Exercised                                 -              -                 -
            Outstanding at December 31, 1999               281,500          2.88-13.44         6.13
                       Granted                              35,000                3.31         3.31
                       Forfeited or canceled               (60,500)         4.81-13.44         7.71


                       Exercised                            (6,500)               2.88         2.88
            Outstanding at December 31, 2000               249,500          2.88-12.88         5.70
                       Granted                                   -                   -            -
                       Forfeited or canceled                     -                   -            -
                       Exercised                           (34,500)          2.88-3.50         3.24
            Outstanding at December 31, 2001               215,000         $2.88-12.88       $ 6.10           3.8
------------------------------------------------------------------------------------------------------------------------
1986 PLAN:
            Outstanding at December 31, 1998                64,500         $3.50-14.25       $ 5.48
                       Granted                                   -                   -            -
                       Forfeited or canceled                (7,500)              14.25        14.25
                       Exercised                                 -                  -             -
            Outstanding at December 31, 1999                57,000          3.50-10.25         4.33
                       Granted                                   -                   -            -
                       Forfeited or canceled               (50,000)               3.50         3.50
                       Exercised                                 -                   -            -
            Outstanding at December 31, 2000                 7,000               10.25        10.25
                       Granted                                   -                   -            -
                       Forfeited or canceled                (7,000)              10.25        10.25
                       Exercised                                 -                   -            -
            Outstanding at December 31, 2001                     -         $         -       $    -           -
------------------------------------------------------------------------------------------------------------------------
NONSTATUTORY STOCK OPTIONS:
            Outstanding at December 31, 1998             1,316,000         $3.75-10.50       $ 4.61
                       Granted                             150,000           3.13-4.63         4.13
                       Forfeited or canceled              (321,000)          4.63-5.38         5.05
                       Exercised                                 -                   -            -
            Outstanding at December 31, 1999             1,145,000          3.13-10.50         4.42
                       Granted                                   -                   -            -
                       Forfeited or canceled               (50,000)         3.13-10.50         4.41
                       Exercised                          (100,000)               3.75         3.75
            Outstanding at December 31, 2000               995,000          3.13-10.50         4.47
                       Granted                             400,000           3.81-6.76         4.73
                       Forfeited or canceled               (87,500)          3.81-5.25         4.34
                       Exercised                          (147,500)          3.75-5.25         4.21
            Outstanding at December 31, 2001             1,160,000         $3.13-10.50       $ 4.60           4.5
------------------------------------------------------------------------------------------------------------------------
FOR ALL PLANS:
            Outstanding at December 31, 2001             2,905,508         $2.81-12.88       $ 4.55           4.9

                       OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 2001

                            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-----------------------------------------------------------------------------  ----------------------------------
                                              WEIGHTED
                                               AVERAGE           WEIGHTED                            WEIGHTED
                          NUMBER              REMAINING           AVERAGE           NUMBER           AVERAGE
 RANGE OF EXERCISE     OUTSTANDING AT        CONTRACTUAL         EXERCISE       EXERCISABLE AT       EXERCISE
      PRICES              12/31/01           LIFE(YEARS)           PRICE           12/31/01           PRICE
--------------------  -----------------   ------------------   --------------  ------------------  --------------
        $1.43 - 2.85            75,000            5.4               2.81                 75,000         2.81
         2.85 - 4.28         1,853,083            4.9               3.61              1,236,415         3.68
           4.28-5.70           465,425            4.5               5.06                449,675         5.06
           5.70-7.13           352,000            6.4               6.27                 73,000         6.23
           7.13-8.55             9,000            2.0               7.31                  9,000         7.31
          9.98-11.40           100,000            2.6              10.50                100,000        10.50
         11.40-12.83            48,000            0.0              12.50                 48,000        12.50
         12.83-14.25             3,000            2.4              12.88                  3,000        12.88
--------------------  -----------------   ------------------   --------------  ------------------  --------------

       $1.43- 14.25          2,905,508            4.9               4.55              1,994,090         4.64
====================  =================   ==================   ==============  ==================  ==============

     The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, as allowed under SFAS No. 123. Accordingly, no compensation cost has been recognized for stock option and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method in SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts (in thousands, except net income per share amounts) indicated below.

                                                        2001           2000            1999
                                                    ------------   ------------   -------------
         Net income - pro forma                         $3,425         $9,697          $1,340
         Net income per share - pro forma (basic)         0.42           1.08            0.14
         Net income per share - pro forma (diluted)       0.38           1.05            0.14

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             2001              2000              1999
                                        ---------------   ---------------   ---------------
         Average expected life               4.4 years         5.0 years         7.0 years
         Risk free interest rate                 4.50%             4.95%             6.00%
         Volatility                             75.9%             75.9%             68.0%
         Dividend yield                           -                 -                 -

     At December 31, 2001, in the 1997 Plan, options for 95,925 shares were exercisable and 30,492 options were available for grant; in the 1996 Plan, options for 848,666 shares were exercisable and 859,916 options were available for grant; in the 1994 Plan, options for 161,999 shares were exercisable and 26,300 options were available for grant; and in the 1986 Plan, no options for shares were exercisable.

     STOCK PURCHASE PLAN. The Company has established an Employee Stock Purchase Plan ("ESPP"). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee's compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. In the offering periods ended June 30, 2001 and December 31, 2001, employees purchased 68,465 and 57,563 shares, respectively, at prices of $2.68 and $5.02, respectively. In the offering periods ended June 30, 2000 and December 31, 2000, employees purchased 27,221 and 43,007, respectively, at prices of $2.34 and $2.66, respectively. In the offering periods ended June 30, 1999 and December 31, 1999, employees purchased 11,912 and 23,641 shares, respectively, at prices of $3.51 and $2.34, respectively. The weighted average fair market value of shares under the ESPP was $3.75, $2.53, and $2.73 in 2001, 2000, and 1999, respectively. The Company has reserved 750,000 shares of common stock for the ESPP, of which 344,147 were available for future issuance as of December 31, 2001.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

     As of December 31, 2001, the Company holds in its inventory approximately $1.7 million of business intelligence software. Contractually, the Company has the right to sell this business intelligence software to various Government agencies through June 30, 2003. The Company purchased this software in December, 1999. Through December 31, 2001, the Company has made no sales of this product. At this time, management believes that the Company will recover the cost of the business intelligence software inventory through sales in the normal course of business. If management is unable to sell the software, this would result in an impairment of all or a portion of the $1.7 million inventory balance.

     The Company leases office and warehouse space and various equipment under noncancelable operating leases.

     In October 1997, the Company executed a ten-year lease for an administrative facility consisting of approximately 100,500 square feet of new office space in Chantilly, Virginia. The agreement has one five-year option period and commenced on December 1, 1998. The Company is obligated under the lease agreement to provide to the landlord a letter of credit in the amount of $2.0 million as a security deposit for all tenant requested improvements associated with the lease. This deposit will be reduced by 10%, per year, over the life of the lease. The Company recorded leasehold improvements in the amount of $2.0 million, as well as a liability for deferred rent of $2.0 million in conjunction with the build-out improvements. The asset and liability are being amortized over the life of the lease. The Company leases a warehouse and distribution facility in Chantilly, Virginia, in a separate 200,000 square-foot facility under a lease expiring in December 2006. The Company also entered into a lease agreement on April 1, 1999 for a 20,000 square-foot distribution center in Chattanooga, Tennessee. The Company has exercised its one year lease renewal option for the Chattanooga facilities effective April 1, 2001. Rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $2.1 million, $2.0 million, and $2.1 million, respectively. The Company also maintains a sales office in Germany and has entered into a lease agreement as of January 1, 1999 for a term of two years ending on December 31, 2000. The Company renewed this lease commitment as of January 1, 2001 and 2002 for one year terms ending on December 31, 2001 and 2002, respectively.

     Collective future minimum lease payments as of December 31, 2001, are as follows (in thousands):

                                                               Operating
            YEAR ENDING DECEMBER 31,                             Leases
            ------------------------                        --------------

                      2002                                   $      2,017
                      2003                                          2,041
                      2004                                          2,049
                      2005                                          2,095
                      2006                                          2,081
                      Thereafter                                    2,515
                                                            --------------

            Total minimum lease payments                     $     12,798
                                                            ==============

9.   401(K) PLAN

     Effective April 1991, the Company adopted the Employees' 401(k) Investment Plan (the "Plan"), a savings and investment plan intended to be qualified under
Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). All employees of the Company who are at least 21 years of age and have completed at least six months of employment with the Company are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 15%) of their total compensation. Employee contributions are fully vested at all times. The Company, in its sole discretion, may make contributions in amounts, if any, as may be determined by the Board of Directors for the benefit of all participants. In 2001, 2000, and 1999 the Company contributed a total of $799,847, $662,164, and $242,917 to the Plan, respectively.

10.  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information about operating segments to be presented in the financial statements and in condensed financial statements of interim periods. The Company has determined that through December 31, 2001, it operated as one business segment as defined by SFAS No. 131. In addition, the Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the Federal Government, which under SFAS No. 131 is considered a single customer.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                                                        2001 QUARTERS ENDED
                                      -----------------------------------------------------------------------------------------
                                            MARCH 31,              JUNE 30,           SEPTEMBER 30,          DECEMBER 31,
                                      --------------------- ---------------------- --------------------- -------------------------
(In thousands, except per share data)

Sales                                     $ 149,288  100.0%     $ 151,090   100.0%     $ 203,077  100.0%     $ 280,041  100.0%
Cost of sales                               136,523   91.4%       138,250    91.5%       186,899   92.0%       256,698   91.7%
Gross margin                                 12,765    8.6%        12,840     8.5%        16,178    8.0%        23,343    8.3%
Operating expenses                           15,358   10.3%        15,697    10.4%        14,853    7.3%        15,501    5.5%
(Loss) income from operations               (2,593)   -1.7%       (2,857)    -1.9%         1,325    0.7%         7,842    2.8%
Interest income, net                          (655)   -0.4%         (679)    -0.4%       (1,945)   -1.0%         (428)   -0.2%
(Loss) income before income taxes           (1,938)   -1.3%       (2,178)    -1.4%         3,270    1.6%         8,270    3.0%
Income tax (benefit) provision                (747)   -0.5%         (839)    -0.6%         1,260    0.6%         3,264    1.2%
Net (loss) income                           (1,191)   -0.8%       (1,339)    -0.9%         2,010    1.0%         5,006    1.8%
Net (loss) income per common share
    Basic                                 $  (0.15)             $  (0.16)              $    0.24             $    0.62
                                      =============         =============          ===============       =============
    Diluted                               $  (0.15)             $  (0.16)              $    0.22             $    0.54
                                      =============         =============          ===============       =============

Weighted average common shares
outstanding
     Basic                                    8,042                 8,157                  8,256                 8,119
                                      =============         =============         ==============         =============
     Diluted                                  8,042                 8,157                  9,225                 9,258
                                      =============         =============         ==============         =============

                                                                      2000 QUARTERS ENDED
                                    -----------------------------------------------------------------------------------------
                                          MARCH 31,              JUNE 30,           SEPTEMBER 30,          DECEMBER 31,
                                    --------------------- ---------------------- --------------------- ----------------------
(In thousands, except per share
data)

Sales (1) (a)                           $ 121,133  100.0%     $ 136,468   100.0%    $ 185,246   100.0%     $ 234,907  100.0%
Cost of sales (a)                         111,964   92.4%       123,929    90.8%      168,391    90.9%       213,337   90.8%
Gross margin (2)                            9,169    7.6%        12,539     9.2%       16,855     9.1%        21,570    9.2%
Operating expenses                         12,094   10.0%        11,978     8.8%       13,740     7.4%        15,504    6.6%
(Loss) income from operations             (2,925)   -2.4%           561     0.4%        3,115     1.7%         6,066    2.6%
Interest income, net                        (739)   -0.6%         (154)    -0.1%      (1,049)    -0.6%         (317)   -0.1%
(Loss) income before income taxes         (2,186)   -1.8%           715     0.5%        4,164     2.3%         6,383    2.7%
Income tax benefit                              -       -             -        -            -        -       (2,008)   -0.9%
(Loss) income prior to cumulative
effect of SAB No. 101 adoption            (2,186)   -1.8%           715     0.5%        4,164     2.3%         8,391    3.6%
Cumulative effect of SAB No. 101
Adoption                                    (467)   -0.4%             -        -            -        -             -       -
Net (loss) income (2)                     (2,653)   -2.2%           715     0.5%        4,164     2.3%         8,391    3.6%
Net income per common share
  Basic:
    Basic net (loss) income per
     share before cumulative effect
     of SAB No. 101 adoption            $  (0.24)             $    0.08             $    0.45              $    1.02
    Cumulative effect per share of
    SAB No. 101 adoption                   (0.05)                     -                     -                      -
                                        ---------             ---------             ---------              ---------
    Basic net (loss) income per
     share                              $  (0.29)             $    0.08             $    0.45              $    1.02
                                        =========             =========             =========              =========
  Diluted:
    Diluted net (loss) income per
     share before cumulative effect
     of SAB No. 101 adoption            $  (0.24)             $    0.08             $    0.45              $    1.01
    Cumulative effect per share of
    SAB No. 101 adoption                   (0.05)                     -                     -                      -
                                        ---------             ---------             ---------              ---------
    Diluted net (loss) income per
     share                              $  (0.29)             $    0.08             $    0.45              $    1.01
                                        =========             =========             =========              =========

Weighted average common shares
outstanding
    Basic                                   9,281                 9,336                 9,256                  8,219
                                        =========             =========             =========              =========
    Diluted                                 9,281                 9,351                 9,305                  8,281
                                        =========             =========             =========              =========

Due to the adoption of SAB No. 101 and EITF No. 99-19, the quarterly financial data reflected above differs from amounts previously reported in the Company's 2000 filings on Forms 10-Q as follows:

(1) Adjustment to quarterly sales of ($7,136), $7,122, and ($17,548) for the first through the third quarter of 2000, respectively, due to the adoption of SAB No. 101.
(2) Adjustment to quarterly gross margin and net income or loss of ($611), $441 and ($1,493) for the first through the third quarter of 2000, respectively, due to the adoption of SAB No. 101. (a) Reclassification of $993, $7,267, $3,632, and $1,481 in costs against sales due to the adoption of EITF No. 99-19 for the first through the fourth quarter of 2000, respectively.

                            GTSI CORP. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


(In thousands)                             Balance at         Charged to                               Balance
                                           Beginning           Costs and                               at end
              Description                  of Period           Expenses         Deductions (1)        of Period
----------------------------------------   ---------           --------         --------------        ---------
Year ended December 31, 2001:
          Allowance for bad debts          $   1,709           $    171         $        (467)        $   1,413

Year ended December 31, 2000:
          Allowance for bad debts          $   2,556           $    (10)        $        (837)        $   1,709

Year ended December 31, 1999:
          Allowance for bad debts          $   5,980           $   (902)        $      (2,522)        $   2,556

(1)   Adjustments and amounts written off during the period.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2002 entitled "Election of Directors," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management -Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

ITEM 11.   EXECUTIVE COMPENSATION.

       The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2002 entitled "Election of Directors - Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2002, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2002, entitled "Election of Directors - Class 2 Nominees" and "Compensation of Directors" and "Executive Compensation and Other Information-Employment Agreements and Termination of Employment and Change of Control Arrangements," to be filed with the Commission.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)   (1)    FINANCIAL STATEMENTS


                  See the Index included in Item 8 on Page 25 of this Form 10-K.

           (2)    FINANCIAL STATEMENT SCHEDULES

                  See the Index included in Item 8 on Page 25 of this Form 10-K.

           (3)    EXHIBITS

     3.1   Restated Certificate of Incorporation (23)

     3.2   Bylaws, as amended (12)

     10.1 Amended and Restated 1986 Stock Option Plan, (3), including forms of Stock Option Agreements and Stock Purchase Agreement (1)(2)

     10.2  Employee Stock Purchase Plan, as amended to date (1)(5)

     10.3  Officer Severance Plan, as amended to date (14)

     10.4 GTSI Employees' 401(k) Investment Plan (2); and Amendment No. 1 (4); Amendment No. 2 and Amendment No. 3 thereto (14)

     10.5 Lease dated August 11, 1995 between the Registrant and Security Capital Industrial Trust covering new distribution center facility
           (14)

     10.6 Letter agreement dated January 16, 1996 between the Registrant and Microsoft Corporation (14)

     10.7  1994 Stock Option Plan, as amended to date (17)

     10.8  1996 Stock Option Plan (17)

     10.9 Lease dated December 10, 1997 between the Registrant and Petula Associates, Ltd. covering new headquarters facility (excluding attachments and exhibits) (17)

     10.10 Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named in such agreement, and Deutsche Financial Services Corporation, as a Lender and as Agent (excluding attachments and exhibits) (17)

     10.11 Amendment, dated as of July 2, 1998, to Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, Certain Lenders Named [in such agreement], and Deutsche Financial Services Corporation, as a Lender and as Agent
           (21)

     10.12 Amendment, dated as of July 2, 1998, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation (21)

     10.13 Amendment, dated as of November 24, 1999 to Second Amended and Restated Business Credit and Security Agreement, dated July 28, 1997, among the Registrant, certain lenders named in such agreement and Deutsche Financial Services Corp., as a Lender and Agent (22)

     10.14 Addendum, dated as of November 23, 1999 to Agreement for Wholesale Financing dated June 27, 1996, among the Registrant and Deutsche Financial Services Corp. (22)

     10.15 Amendment, dated as of November 17, 2000 to Second Amended and Restated Business Credit and Security Agreement, dated July 28, 1997, among the Registrant, certain lenders named in such agreement and Deutsche Financial Services Corp., as a Lender and Agent (23)

     10.16 Employment Agreement dated January 1, 2001 between the Registrant and
           M. Dendy Young (1)(23)

     10.17 Offer Letter dated November 29, 2000 between the Registrant and John
           T. Spotila (1)(23)

     10.18 Offer Letter dated March 29, 1999 between the Registrant and Robert
           D. Russell (1)(23)

     10.19 Separation Agreement dated October 8, 2001 between Registrant and Joel A. Lipkin (1)

     10.20 Offer Letter dated June 28, 2001 between Registrant and Terri Allen
           (1)

     23.1  Consent of Arthur Andersen LLP

     99    Confirmation Letter

(1) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-41351) filed with the Commission on June 21, 1991.

(3) Incorporated by reference to Pre-effective Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-41351) filed with the Commission on September 20, 1991.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-55090) filed with the Commission on November 25, 1992.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1992.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1993.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended September 30, 1993.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1993.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1994.

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 31, 1994, as amended by Form 8-K/A No. 1 filed with the Commission on October 31, 1994.

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-Q (File No. 0-19394) for the year ended December 31, 1994.

(12) Incorporated by reference to the Registrant's Current Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1996.

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

(15) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1995.

(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 1996.

(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1997.

(18) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 18, 1998.

(19) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 1998.

(20) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 5, 1998.

(21) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1998.

(22) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1999.

(23) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 2000.

(B)    REPORTS ON FORM 8-K

No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Form 10-K.

(C)    EXHIBITS

See the list of Exhibits in Item 14(a)(3) beginning on Pages 47 of this Form
10-K.

(D)    FINANCIAL STATEMENT SCHEDULES

See the Index included in Item 8 on Page 25 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, Commonwealth of Virginia.

                                      GTSI CORP.

Dated:  March 29, 2002                By:   /s/ M. Dendy Young
                                           ---------------------------
                                           M. Dendy Young,
                                           Chairman and Chief Executive Officer

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


         Signature                                   Title                                  Date
         ---------                                   -----                                  ----

         /s/ M. Dendy Young                          Chairman and                       March 29, 2002
------------------------------------                 Chief Executive Officer
         M. Dendy Young                              (Principal Executive Officer)
                                                     and a Director

         /s/ Robert D. Russell                       Senior Vice President and          March 29, 2002
------------------------------------                 Chief Financial Officer
         Robert D. Russell                           (Principal Financial and
                                                     Accounting Officer)

         /s/  Lee Johnson                            Director                           March 29, 2002
------------------------------------
         Lee Johnson


         /s/  Steven Kelman                          Director                           March 29, 2002
------------------------------------
         Steven Kelman, Ph.D.


         /s/  James J. Leto                          Director                           March 29, 2002
------------------------------------
         James J. Leto


         /s/  Lawrence J. Schoenberg                 Chairman Emeritus                  March 29, 2002
------------------------------------
         Lawrence J. Schoenberg


         /s/  John M. Toups                          Director                           March 29, 2002
------------------------------------
         John M. Toups


         /s/  Daniel R. Young                        Director                           March 29, 2002
------------------------------------
         Daniel R. Young