Form 10-Q
period 2002-03-31
GTSI CORP
filed 2002-04-30
CIK 850483

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                      Shares Outstanding at April 22, 2002
------------------------------------     ---------------------------------------
    Common Stock, $0.005 par value                      8,244,828

================================================================================

                            GTSI CORP. AND SUBSIDIARY

        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

COVER PAGE..................................................................  1

TABLE OF CONTENTS...........................................................  2

PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS -

           Consolidated Balance Sheets as of
               March 31, 2002 and December 31, 2001.........................  3

           Consolidated Statements of Operations for the
               Three Months Ended March 31, 2002 and 2001...................  4

           Consolidated Condensed Statements of Cash Flows for the
               Three Months Ended March 31, 2002 and 2001...................  5

           Notes to Consolidated Condensed Financial Statements.............  6

  ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................  9

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 15

PART II - OTHER INFORMATION................................................. 16

  ITEM 1.  LEGAL PROCEEDINGS
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
  ITEM 4.  OTHER INFORMATION
  ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES.................................................................. 17

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   MARCH 31,  DECEMBER 31,
(In thousands, except share data)                                                    2002         2001
                                                                                   ---------  ------------
ASSETS
Current assets:
     Cash                                                                          $  15,129    $     114
     Accounts receivable, net                                                         98,332      138,385
     Lease receivables, current                                                          642       11,781
     Merchandise inventories                                                          60,632       61,434
     Other current assets                                                             13,619       10,238
                                                                                   ---------    ---------
                    Total current assets                                             188,354      221,952
Property and equipment, net                                                           12,045       11,974
Lease receivables, net of current portion                                                 --       17,378
Other assets                                                                           1,158        1,148
                                                                                   ---------    ---------
                    Total assets                                                   $ 201,557    $ 252,452
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                        $      --    $  20,186
     Accounts payable                                                                121,307      151,379
     Accrued liabilities                                                               7,920        8,977
     Accrued warranty liabilities                                                      5,655        6,442
                                                                                   ---------    ---------
                    Total current liabilities                                        134,882      186,984
Other liabilities                                                                      2,734        2,403
                                                                                   ---------    ---------
                    Total liabilities                                                137,616      189,387
                                                                                   ---------    ---------
Commitments and contingencies
Stockholders' equity
     Preferred Stock - $0.25 par value, 680,850 shares authorized;
     none issued or outstanding                                                           --           --
     Common Stock - $0.005 par value 20,000,000 shares authorized; 9,806,084 issued and 8,235,328 outstanding at March 31, 2002; and 20,000,000 shares
     authorized; 9,806,084 issued and 8,162,612 outstanding at December 31, 2001          49           49
          Capital in excess of par value                                              43,430       43,434
          Retained earnings                                                           27,960       27,419
          Treasury stock, 1,570,756 shares at March 31, 2002 and 1,643,472
          shares at December 31, 2001, at cost                                        (7,498)      (7,837)
                                                                                   ---------    ---------
                    Total stockholders' equity                                        63,941       63,065
                                                                                   ---------    ---------
                    Total liabilities and stockholders' equity                     $ 201,557    $ 252,452
                                                                                   =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.



                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
(In thousands, except share information)                 2002           2001
                                                       ---------      ---------

Sales                                                  $ 176,743      $ 149,288

Cost of sales                                            162,232        136,523
                                                       ---------      ---------

Gross margin                                              14,511         12,765

Operating expenses                                        15,386         15,358
                                                       ---------      ---------

Loss from operations                                        (875)        (2,593)
                                                       ---------      ---------

          Interest and other income                        1,986            906
          Interest expense                                  (216)          (251)
                                                       ---------      ---------
Interest and other income, net                             1,770            655
                                                       ---------      ---------

Income (loss) before income taxes                            895         (1,938)

Income tax provision (benefit)                               354           (747)
                                                       ---------      ---------
Net income (loss)                                      $     541      $  (1,191)
                                                       =========      =========

Basic net income (loss) per share                      $    0.07      $   (0.15)
                                                       =========      =========

Diluted net income (loss) per share                    $    0.06      $   (0.15)
                                                       =========      =========

Basic weighted average shares outstanding                  8,184          8,042
                                                       =========      =========

Diluted weighted average shares outstanding                9,498          8,042
                                                       =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(In thousands)                                               2002        2001
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $    541    $ (1,191)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities                             35,387      13,282
                                                           --------    --------
Net cash provided by operating activities                    35,928      12,091
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of property and equipment                           (1,062)       (291)
                                                           --------    --------
Net cash used in investing activities                        (1,062)       (291)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of bank notes, net                             (20,186)    (11,926)
    Payments of note payable                                     --        (500)
    Common stock repurchase                                     (26)       (100)
    Proceeds from exercises of stock options                    361         687
                                                           --------    --------
Net cash used in financing activities                       (19,851)    (11,839)
                                                           --------    --------

Net increase (decrease) in cash                              15,015         (39)
Cash at beginning of period                                     114          79
                                                           --------    --------
Cash at end of period                                      $ 15,129    $     40
                                                           ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                           $    285    $    458

        Income taxes                                       $    882    $  2,200

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements of GTSI Corp. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 2001 and the accompanying Notes to the Financial Statements, contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

     NEW ACCOUNTING PRONOUNCEMENTS.

     In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and certain intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of these standards did not have a material effect on the Company's consolidated financial statements or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003. The Company does not believe that adoption of this standard will have a material effect on its consolidated financial statements or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material effect on the Company's consolidated financial statements or results of operations.

2.    SALES OF LEASE RECEIVABLES

      The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of SFAS No. 13, "Accounting for Leases," and accordingly, recognizes current and long-term lease receivables, net of unearned finance income on the accompanying balance sheets. The Company periodically sells lease receivables to various, unrelated financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $33.4 million were sold during the quarter ending March 31, 2002. A $500,000 gain on the sales of certain of the Company's lease receivables is included in interest and other income in the accompanying statements of operations for the quarter ended March 31, 2002.

3.    NOTES PAYABLE TO BANKS

      In 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with other lenders (collectively, the "Lenders") for an additional $55.0 million (collectively, the "Credit Facility"). Additionally, in 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility").

      In 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement") to modify the Credit Facility and the Wholesale Financing Facility. These modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal.

      In 1999, the 1997 Credit Agreement was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending March 31, 1999 and each calendar quarter thereafter.

      In 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

      In 2000, the Company and its banks executed an amendment, effective December 1, 2000, for the continuation of the Credit Agreement with a 90-day written termination notice upon receipt by either party and, among other things, increased the Company's Stock Repurchase authorization from third-party stockholders to $6.1 million, up from $5.25 million in the previous Amendment.

      In 2001, the Company and its banks executed the fifth amendment, effective March 7, 2001, which gave SunTrust Bank the right to establish a $7.5 million reserve to facilitate Automated Clearing House ("ACH") transfers. Consent was also given to authorize the Company's stock repurchase from third-party stockholders in an additional amount not to exceed $4.7 million provided the aggregate amount of stock held by the Company did not exceed $12.9 million.

      On February 26, 2002 the Company and the Lenders modified the Credit Facility such that the period of the $50.0 million amount available under the facility was temporarily extended through March 31, 2002.

      On March 27, 2002 the Company and the Principal Lender modified the Wholesale Financing Facility to provide that during the period December 1 through August 31 of the following calendar year the total amount available under the facility is limited to $35 million and during the period September 1 through November 30 of each calendar year the amount of credit available is limited to $60 million. In addition, the Principal Lender agreed to temporarily extend the period of the $60 million facility through May 31, 2002.

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the Company's operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At March 31, 2002, the Company was in compliance with all financial covenants set forth in the Credit Facility.

4.    PROPERTIES

      The Company's executive offices are located in an approximately 100,500-square foot facility in Chantilly, Virginia under a lease expiring in November 2009, with one five-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000-square foot facility under a lease expiring in December 2006. The Company has a branch sales office occupying 139 square meters in Mannheim, Germany. The Company leases a 20,000-square foot distribution center in Chattanooga, Tennessee under a one-year renewable option, exercised and effective April 1, 2002.

5.    COMMITMENTS AND CONTINGENCIES

      The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

      As of March 31, 2002 the Company holds in its inventory approximately $1.7 million of business intelligence software. Contractually, the Company has the right to sell this business intelligence software to certain Government agencies through June 30, 2003. The Company purchased this software in December 1999. Through March 31, 2002, the Company has made no sales of this product. At this time, management believes that the Company will recover the cost of the business intelligence software inventory through sales in the normal course of business. If management is unable to sell the software, this would result in an impairment of all or a portion of the $1.7 million inventory balance.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the Company's consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 2001. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

      GTSI is a recognized information technology (IT) solutions leader, providing products and services to federal, state, and local government customers worldwide. For nearly two decades GTSI has served the public sector by teaming up with global IT leaders such as Hewlett - Packard, Compaq, Panasonic, Microsoft, IBM, Sun and Cisco. GTSI seeks to deliver maximum value through its broad range of products, extensive contract portfolio, and ISO 9000-registered logistics. Through its Technology Teams, GTSI delivers "best of breed" products and services to help its customers realize strong value for their IT investments. The Technology Teams consist of technical experts who support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless solutions, web portals, high availability storage and information assurance. GTSI continues to broaden its leadership in electronic commerce and procurement through its federally focused website, gtsi.com that provides customized shopping zones to meet customers' personalized needs. GTSI is headquartered in Northern Virginia, outside of Washington, D.C.

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

                                                                              PERCENTAGE
                                                                                CHANGE
                                                                             ------------
                                                     PERCENTAGE OF SALES     THREE MONTHS
                                                     THREE MONTHS ENDED          ENDED
                                                         MARCH 31,             MARCH 31,
                                                       2002      2001        2002 TO 2001
                                                      -----     -----        ------------
Sales                                                 100.0%    100.0%           18.4%
Cost of sales                                          91.8      91.4            18.8%
                                                      -----     -----
Gross margin                                            8.2       8.6            13.7%
                                                      -----     -----
Operating expenses:
       Selling, general, and administrative             8.1       9.6             0.6%
       Depreciation and amortization                    0.6       0.7            -6.0%
                                                      -----     -----
Total operating expenses                                8.7      10.3             0.2%
                                                      -----     -----
Loss from operations                                   (0.5)     (1.7)           66.3%
Interest and other income, net                          1.0       0.4           170.2%
                                                      -----     -----
Income (loss) before taxes                              0.5      (1.3)          146.2%
Income tax provision (benefit)                          0.2      (0.5)         -147.4%
                                                      -----     -----
Net income (loss)                                       0.3      (0.8)          145.4%
                                                      =====     =====

      The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:

                                             Three months ended March 31,
                                             2002                    2001
                                     -------------------     -------------------

GSA Schedules                        $ 35,035      19.8%     $ 25,858      17.3%
IDIQ Contracts                         62,174      35.2%       91,967      61.6%
Open Market                            18,957      10.7%       22,983      15.4%
Subcontracts and Other Contracts       60,577      34.3%        8,480       5.7%
                                     --------     -----      --------     -----
  Total                              $176,743     100.0%     $149,288     100.0%
                                     ========     =====      ========     =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED
WITH THE THREE MONTHS ENDED MARCH 31, 2001

      SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the first quarter of 2002 were $176.7 million, compared to $149.3 million in the first quarter of 2001, or an increase of 18.4%. The mix of contracts shifted towards subcontracts and other contracts vehicles in the first quarter of 2002, due primarily to an increase in volume on subcontracts with prime contractors.

      BACKLOG. At March 31, 2002 the Company's total backlog of orders was approximately $84.5 million as compared with approximately $62.0 million at March 31, 2001. Total backlog consists of written purchase orders received and accepted by GTSI but not yet recognized as revenue. Backlog fluctuates significantly from quarter to quarter because of the seasonality of government ordering patterns and the periodic inventory shortages resulting from constrained products.

      GROSS MARGIN. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicles and the mix of product sold. Gross margin in the current quarter declined by 40 basis points to 8.2%, compared to a gross margin of 8.6% in the first quarter of 2001. The decrease in gross margin percentage is primarily due to an increase in sales volume on contracts with lower margins.

      OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2002 increased by only $28,000 from the same period in 2001. Higher personnel costs associated with the Company's ongoing efforts to increase its sales force were largely offset by reductions in other operating expenses. Expressed as a percentage of total sales, total operating expenses decreased to 8.7% from 10.3% in the same quarter last year.

      INTEREST AND OTHER INCOME. Net interest and other income in the first quarter of 2002 increased to $1.8 million compared to $655,000 in the same period in 2001 due primarily to a higher interest income from equipment leases, an increase in prompt payment discounts related to strategic inventory purchases, and a $500,000 gain on the sale of equipment leases in the first quarter of 2002.

      INCOME TAX. The Company recorded a tax provision of $354,000 for the first quarter of 2002 based on the effective rate of approximately 40% compared to a tax benefit of $747,000 in the same period last year.

EFFECT OF INFLATION

      The Company believes that inflation has not had a material effect on its operations. If however, inflation increases in the future it could temporarily adversely affect the profitability of GTSI's sales under its government fixed-price contracts, which generally preclude the Company from passing on inflation-related or other increases in product costs to Government customers during the term of a pre-existing contract. The Company mitigates this risk in part by often obtaining agreements from certain of its suppliers prohibiting them from increasing their prices to GTSI during fixed-price, term contracts.

SEASONAL FLUCTUATIONS AND OTHER FACTORS

      The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of government buying and funding patterns, which also affects the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the federal government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the microcomputer and workstation industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading microcomputer and workstation hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

      Additionally, legislation is periodically introduced in Congress that may change the federal government's procurement practices. GTSI cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition and/or buying patterns of the Government, either alone or in combination with competitive conditions or other factors, could adversely affect future results.

      As of March 31, 2002 the Company holds in its inventory approximately $1.7 million of business intelligence software. Contractually, the Company has the right to sell this business intelligence software to certain Government agencies through June 30, 2003. The Company purchased this software in December 1999. Through March 31, 2002, the Company has made no sales of this product. At this time, management believes that the Company will recover the cost of the business intelligence software inventory through sales in the normal course of business. If management is unable to sell the software, this would result in an impairment of all or a portion of the $1.7 million inventory balance.

      NEW ACCOUNTING PRONOUNCEMENTS.

      In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and certain intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of these standards did not have a material effect on the Company's consolidated financial statements or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003. The Company does not believe that adoption of this standard will have a material effect on its consolidated financial statements or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material effect on the Company's consolidated financial statements or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      During the first three months of 2002, the Company's operating activities provided $35.9 million of cash flow, compared to the $12.1 million of cash flow provided during the same period in 2001. The increase in cash flow relates primarily to the Company's sale of equipment leases during the first quarter 2002 and faster collection of trade and vendor receivables in the first quarter of 2002 versus the same period in 2001.

      Investing activities used cash of approximately $1.1 million during the three months ended March 31, 2002, compared to $291,000 for the same period in 2001 reflecting the Company's implementation of information technology for its next generation fulfillment system.

      During the three months ended March 31, 2002, the Company's financing activities used cash of approximately $19.9 million, primarily related to repayment of borrowings under the Company's Credit Facilities. At March 31, 2002, the Company had approximately $30.0 million available for borrowing under its credit facility.

      In 1996, the Company executed a three-year credit facility with a bank (the "Principal Lender") for $40.0 million and a one-year credit facility with the other lenders (collectively, the "Lenders") for an additional $55.0 million (collectively, the "Credit Facility"). Additionally, in 1996, the Company executed a separate $10.0 million facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility").

      In 1997, the Company and its banks executed the Second Amended and Restated Business Credit and Security Agreement (the "Credit Agreement") to modify Credit Facility and the Wholesale Financing Facility. These modifications included the revision of the Credit Facility's term to one year with a one-year automatic renewal.

      In 1999, the 1997 Credit Agreement was amended to make the Tangible Net Worth requirement for the Company an amount no less than $40 million at all times beginning the calendar quarter ending March 31, 1999 and each calendar quarter thereafter.

      In 1999, the Company and its banks executed separate amendments, effective December 1, 1999, for the continuation of the Credit Agreement through November 30, 2000 with an automatic one year renewal, and adjusting, among other things, the seasonality of the amount available under the Credit Facility. The limit of the Credit Facility is $50 million during the period July 1 through January 31. During the period February 1 through April 30, the total amount available under the Credit Facility is limited to $30 million. During the period May 1 though June 30, the total amount available under the Credit Facility is $20 million. In addition, the interest rate under the Credit Facility is a rate of the London Interbank Offered Rate

(LIBOR) plus 1.75 percentage points. The Wholesale Financing Facility was also amended effective December 1, 1999 to $50.0 million throughout the fiscal year.

      In 2000, the Company and its banks executed an amendment, effective December 1, 2000, for the continuation of the Credit Agreement with a 90-day written termination notice upon receipt by either party and, among other things, increased the Company's Stock Repurchase authorization from third-party stockholders to $6.1 million, up from $5.25 million in the previous Amendment.

      In 2001, the Company and its banks executed the fifth amendment, effective March 7, 2001, which gave SunTrust Bank the right to establish a $7.5 million reserve to facilitate Automated Clearing House ("ACH") transfers. Consent was also given to authorize the Company's stock repurchase from third-party stockholders in an additional amount not to exceed $4.7 million provided the aggregate amount of stock held by the Company did not exceed $12.9 million.

      On February 26, 2002 the Company and the Lenders modified the Credit Facility such that the period of the $50.0 million amount available under the facility was temporarily extended through March 31, 2002.

      On March 27, 2002 the Company and the Principal Lender modified the Wholesale Financing Facility to provide that during the period December 1 through August 31 of the following calendar year the total amount available under the facility is limited to $35 million and during the period September 1 through November 30 of each calendar year the amount of credit available is limited to $60 million. In addition, the Principal Lender agreed to temporarily extend period of the $60 million facility through May 31, 2002.

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At March 31, 2002, the Company was in compliance with all financial covenants set forth in the Credit Facility.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      Except for historical information, all of the statements, expectations, beliefs, anticipations, intentions, and assumptions contained in the foregoing material are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended) that involve a number of risks and uncertainties. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Private Securities Reform Act of 1995, as amended, and by other applicable securities laws. It is possible that the assumptions made by management -- including, but not limited to, those relating to favorable gross margins, a favorable mix of contracts, benefits of a more efficient operation, future contract awards, returns on new product programs, profitability, recovery of the costs of inventory, and increased control of operating costs -- may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to revise publicly the forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on the Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Inapplicable.

ITEM 5. OTHER INFORMATION - Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

      10.1 Amendment to the Company's 1996 Stock Option Plan dated March 31, 2002 decreasing the number of stock options automatically granted under the Pan to each non-employee director of the Company.

      10.2 Retirement Agreement effective March 12, 2002 between the Company and Robert D. Russell.

      (b)   REPORTS ON FORM 8-K:

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Date:   April 30, 2002

                                        GTSI CORP.


                                        By: /s/ DENDY YOUNG
                                            ------------------------------------
                                            Dendy Young
                                            Chairman and Chief Executive Officer


                                        By: /s/ ROBERT D. RUSSELL
                                            ------------------------------------
                                            Robert D. Russell
                                            Senior Vice President and
                                            Chief Financial Officer