Form 10-Q
period 2002-06-30
GTSI CORP
filed 2002-08-14
CIK 850483

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                          Shares Outstanding At July 31, 2002
----------------------------------       ---------------------------------------
  Common Stock, $0.005 par value                        8,249,180

================================================================================

                            GTSI CORP. AND SUBSIDIARY

        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002


TABLE OF CONTENTS                                                                       PAGE

COVER PAGE.................................................................................1

TABLE OF CONTENTS..........................................................................2

PART I - FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS -

                  Consolidated Balance Sheets as of
                      June 30, 2002 and December 31, 2001..................................3

                  Consolidated Statements of Operations for the
                      Three Months Ended June 30, 2002 and 2001............................4

                  Consolidated Condensed Statements of Cash Flows for the
                      Three Months Ended June 30, 2002 and 2001............................5

                  Notes to Consolidated Condensed Financial Statements.....................6

       ITEM 2.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..................................9

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............16


PART II - OTHER INFORMATION...............................................................17

       ITEM 1.    LEGAL PROCEEDINGS
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
       ITEM 4.    OTHER INFORMATION
       ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES................................................................................18

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,          DECEMBER 31,
(In thousands, except share data)                                                 2002                2001
                                                                               (Unaudited)          (Audited)
                                                                            ------------------  -----------------
ASSETS
Current assets:
     Cash                                                                    $     12,063       $         114
     Accounts receivable, net                                                     130,913             138,385
     Lease receivables, current                                                       511              11,781
     Merchandise inventories                                                       60,490              61,434
     Other current assets                                                          24,648              10,238
                                                                            ------------------  -----------------
                    Total current assets                                          228,625             221,952
Property and equipment, net                                                        11,588              11,974
Lease receivables, net of current portion                                               -              17,378
Other assets                                                                        1,159               1,148
                                                                            ------------------  -----------------
                    Total assets                                             $    241,372       $     252,452
                                                                            ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                  $          -       $      20,186
     Accounts payable                                                             156,845             151,379
     Accrued liabilities                                                           10,396               8,977
     Accrued warranty liabilities                                                   5,593               6,442
                                                                            ------------------  -----------------
                    Total current liabilities                                     172,834             186,984
Other liabilities                                                                   3,020               2,403
                                                                            ------------------  -----------------
                    Total liabilities                                             175,854             189,387
                                                                            ------------------  -----------------
Commitments and contingencies
Stockholders' equity
     Preferred Stock -  $0.25 par value, 680,850 shares authorized;
     none issued or outstanding                                                         -                   -
     Common Stock - $0.005 par value 20,000,000 shares authorized;
     9,806,084 issued and 8,333,180 outstanding at June 30, 2002;
     and 20,000,000 shares authorized; 9,806,084 issued and 8,162,612
     outstanding at December 31, 2001                                                  49                  49
          Capital in excess of par value                                           43,725              43,434
          Retained earnings                                                        28,731              27,419
          Treasury stock, 1,472,904 shares at June 30, 2002 and
          1,643,472 shares at December 31, 2001, at cost                           (6,987)             (7,837)
                                                                            ------------------  -----------------
                    Total stockholders' equity                                     65,518              63,065
                                                                            ------------------  -----------------
                    Total liabilities and stockholders' equity               $    241,372       $     252,452
                                                                            ==================  =================

The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
(In thousands, except share information)                  2002                2001              2002              2001
                                                   ------------------- ------------------ ----------------- -----------------

Sales                                                $      200,992        $   151,090       $   377,735       $   300,379

Cost of sales                                               185,883            138,250           348,115           274,773
                                                   ------------------- ------------------ ----------------- -----------------

Gross margin                                                 15,109             12,840            29,620            25,606

Operating expenses                                           14,427             15,697            29,813            31,056
                                                   ------------------- ------------------ ----------------- -----------------

Income (loss) from operations                                   682             (2,857)             (193)           (5,450)
                                                   ------------------- ------------------ ----------------- -----------------

          Interest and other income                             650                733             2,636             1,639
          Interest expense                                      (39)               (54)             (255)             (305)
                                                   ------------------- ------------------ ----------------- -----------------
Interest and other income, net                                  611                679             2,381             1,334
                                                   ------------------- ------------------ ----------------- -----------------

Income (loss) before income taxes                             1,293             (2,178)            2,188            (4,116)

Income tax provision (benefit)                                  521               (839)              875            (1,586)
                                                   ------------------- ------------------ ----------------- -----------------
Net income (loss)                                    $          772        $    (1,339)      $     1,313       $    (2,530)
                                                   =================== ================== ================= =================

Basic net income (loss) per share                    $         0.09        $     (0.16)      $      0.16       $     (0.31)
                                                   =================== ================== ================= =================

Diluted net income (loss) per share                  $         0.08        $     (0.16)      $      0.14       $     (0.31)
                                                   =================== ================== ================= =================

Basic weighted average shares outstanding                     8,265              8,157             8,225             8,099
                                                   =================== ================== ================= =================

Diluted weighted average shares outstanding                   9,582              8,157             9,555             8,099
                                                   =================== ================== ================= =================

The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
(In thousands)                                                                2002                  2001
                                                                      --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $     1,313            $    (2,530)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities                                              32,068                 24,498
                                                                      --------------------  --------------------
Net cash provided by operating activities                                     33,381                 21,968
                                                                      --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Cost of property and equipment                                      (2,154)                (1,527)
                                                                      --------------------  --------------------
Net cash used in investing activities                                         (2,154)                (1,527)
                                                                      --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments of bank notes, net                                        (20,186)               (11,925)
          Payments of note payable                                                 -                   (500)
          Common stock repurchases                                               (26)                  (159)
          Proceeds from exercises of stock options                               512                  1,177
          Proceeds from Employee Stock Purchase Plan                             422                    183
                                                                      --------------------  --------------------
Net cash used in financing activities                                        (19,278)               (11,224)
                                                                      --------------------  --------------------

Net increase in cash                                                          11,949                  9,217
Cash at beginning of period                                                      114                     79
                                                                      --------------------  --------------------
Cash at end of period                                                    $    12,063            $     9,296
                                                                      ====================  ====================

Supplemental disclosures of cash flow information:
          Cash paid during the year for:
                    Interest                                            $        380            $       501
                    Income taxes                                        $        445            $         -





The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

      The accompanying unaudited, consolidated financial statements of GTSI Corp. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financial statements for the year ended December 31, 2001 and the accompanying Notes to the Financial Statements, contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

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

2.   SALES OF LEASE RECEIVABLES

      The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of SFAS No. 13, "Accounting for Leases," and accordingly, recognizes current and long-term lease receivables, net of unearned finance income on the accompanying balance sheets. The Company periodically sells lease receivables to various, unrelated financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $33.4 million were sold during the Company's first quarter ending March 31, 2002. A $500,000 gain on the sales of certain of the Company's lease receivables is included in interest and other income in the accompanying statements of operations for the six months ended June 30, 2002. No such sales occurred during the second quarter of 2002.

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

      On March 27, 2002 the Company and the Principal Lender modified the Wholesale Financing Facility to provide that during any nine month period between December 1 through August 31 the total amount available under the facility is limited to $35 million and during the three month period from September 1 through November 30 the amount of credit available is increased to a $60 million limit. In addition, the Principal Lender agreed to temporarily extend the period of the $60 million facility through May 31, 2002. As of June 30, 2002 the credit limit for the Wholesale Financing Facility is limited to $35 million.

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the Company's operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At June 30, 2002, the Company was in compliance with all financial covenants set forth in the Credit Facility.

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

      As of June 30, 2002 the Company reflects in its inventory approximately $1.4 million of business intelligence software, net of reserves. Contractually, the Company has the right to sell this business intelligence software to certain Government agencies through June 30, 2003. The Company purchased this software in December 1999. Through June 30, 2002, the Company has made no sales of this product. However, subsequent to June 30, 2002 the Company received a purchase order from the government for approximately $150,000 of this inventory. While management currently believes that the Company will recover the cost of the business intelligence software inventory through sales in the normal course of business, if the Company is unable to do so, all or a portion of the $1.4 million inventory balance would be impaired.

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



                                                                                                    PERCENTAGE
                                                                                                      CHANGE
                                                         PERCENTAGE OF SALES                 --------------------------
                                            -----------------------------------------------     THREE         SIX
                                                                                                MONTHS       MONTHS
                                                     THREE                    SIX               ENDED        ENDED
                                                 MONTHS ENDED            MONTHS ENDED          JUNE 30,     JUNE 30,
                                                   JUNE 30,                JUNE 30,            2001 TO      2001 TO
                                               2002        2001         2002       2001          2002         2002
                                            ------------------------ ----------------------  --------------------------

Sales                                         100.0%      100.0%       100.0%     100.0%         33.0%        25.8%
Cost of sales                                  92.5        91.5         92.2       91.5          34.5%        26.7%
                                            ----------- ------------ ----------- ----------
Gross margin                                    7.5         8.5          7.8        8.5          17.7%        15.7%
                                            ----------- ------------ ----------- ----------
Operating expenses:
       Selling, general, and administrative     6.7         9.7          7.4        9.6          -7.8%        -3.6%
       Depreciation and amortization            0.5         0.7          0.5        0.7         -12.4%       -25.9%
                                            ----------- ------------ ----------- ----------
Total operating expenses                        7.2        10.4          7.9       10.3          -8.1%        -4.0%
                                            ----------- ------------ ----------- ----------
Income (loss) from operations                   0.3        (1.9)        (0.1)      (1.8)        123.9%        96.5%
Interest (income) expense, net                 (0.3)       (0.4)        (0.6)      (0.4)        -10.0%        78.5%
                                            ----------- ------------ ----------- ----------
Income (loss) before taxes                      0.6        (1.5)         0.5       (1.4)        159.3%       153.1%
Income tax provision (benefit)                  0.2        (0.6)         0.2       (0.5)        162.1%       155.2%
                                            ----------- ------------ ----------- ----------
Net income (loss)                               0.4        (0.9)         0.3       (0.9)        157.7%       151.9%
                                            =========== ============ =========== ==========

      The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:


                                 THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                                2002                     2001                       2002                     2001
                      -------------------------- ----------------------   -------------------------- ----------------------

GSA Schedules          $     63,978      31.8%   $   35,723       23.6%     $     98,970     26.2%     $   61,687     20.5%
IDIQ Contracts               80,558      40.1%       78,940       52.2%          142,728     37.8%        171,866     57.2%
Open Market                  16,682       8.3%       23,691       15.7%           35,639      9.4%         46,747     15.6%
Subcontracts and
     Other Contracts         39,773      19.8%       12,736        8.4%          100,398     26.6%         20,079      6.7%
                      -------------------------- ----------------------   -------------------------- ----------------------
  Total                $    200,991     100.0%   $  151,090      100.0%     $    377,735    100.0%     $  300,379    100.0%
                      ========================== ======================   ========================== ======================

THREE MONTHS ENDED JUNE 30, 2002 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 2001

      SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the second quarter of 2002 were $201.0 million, compared to $151.1 million in the first quarter of 2001, or an increase of 33.0%. The increase in sales for the three months ending June 30, 2002 over the same period of 2001 is related to increased sales of enterprise software licenses and sales to prime contractors.

      BACKLOG. At June 30, 2002 the Company's total backlog of orders was approximately $108.3 million as compared with approximately $48.6 million at June 30, 2001. Total backlog consists of written purchase orders received and accepted by GTSI but not yet recognized as revenue. Backlog fluctuates significantly from quarter to quarter because of the seasonality of government ordering patterns and the periodic inventory shortages resulting from constrained products.

      GROSS MARGIN. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicles and the mix of product sold. Gross margin in the current quarter declined 1 percentage point to 7.5%, compared to a gross margin of 8.5% in the second quarter of 2001. The decrease in gross margin for the second quarter 2002 is primarily due to larger sales volume on lower margin contracts, enterprise software licenses sales and sales to prime contractors, which generally carry lower margins than direct government sales.

      OPERATING EXPENSES. Net operating expenses for the three months ended June 30, 2002 decreased $1.3 million to $14.4 million for the second quarter 2002 compared to $15.7 million in the same period in 2001. Expressed as a percentage of total sales, net operating expenses decreased to 7.2% from 10.4% in the same quarter last year. The decrease in operating expenses reflects the favorable impact of increased vendor sales support funds. Before the application of these funds, operating expenses during the second quarter were $19.3 million, or 9.6% of sales, as compared to $17.4 million, or 11.5% of sales, in the same quarter of 2001.

      INTEREST AND OTHER INCOME. Net interest and other income in the second quarter of 2002 was $611,000, which was comparable to $679,000 in the same period in 2001.

      INCOME TAX. The Company recorded a tax provision of $521,000 for the second quarter of 2002 based on its expected effective tax rate of approximately 40% for the year compared to a tax benefit of $839,000 in the same period last year.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 2001

      SALES. In the six-month period ended June 30, 2002, revenues grew $77.3 million, or 25.8 percent, to $377.7 million, compared to $300.4 million in the same period in 2001. The Company's revenues in the first six months of 2002 benefited from the value added servicing of IT solutions contracts, notably the FBI's Trilogy contract which, post 9/11, saw fulfillment accelerated into 2002 from future periods. The Company is a subcontractor on the Trilology contract, which explains the majority of the increase in the Subcontract and Other contract category year over year.

      GROSS MARGIN. Gross margin in the six-month period ended June 30, 2002 was 7.8%, compared to gross margin of 8.5% for the first six months of 2001. The decrease in gross margin for the first six months 2002 is primarily due to larger sales volume on lower margin contracts, enterprise software licenses sales and sales to prime contractors, which generally carry lower margins than direct government sales.

      OPERATING EXPENSES. Net operating expenses for the six months ended June 30, 2002 decreased $1.3 million to $29.8 million for the second quarter 2002 compared $31.1 million in the same period in 2001. Expressed as a percentage of total sales, net operating expenses decreased to 7.9% from 10.3% in the same quarter last year. The decrease in operating expenses reflects the favorable impact of increased vendor sales support funds. Before the application of these funds, operating expenses for the first six months of 2002 were $35.7 million, or 9.5% of sales, as compared to $33.8 million, or 11.3% of sales, in the same period of 2001.

      INTEREST AND OTHER INCOME. Net interest and other income in the first six months of 2002 increased $1.1 million to $2.4 million compared to $1.3 million in the same period in 2001 due primarily to a higher interest income from equipment leases, an increase in prompt payment discounts related to strategic inventory purchases, and a $500,000 gain on the sale of equipment leases in the first quarter of 2002.

      INCOME TAX. The Company recorded a tax provision of $875,000 for the first six months of 2002 based on its expected effective tax rate for the year of approximately 40% compared to a tax benefit of $1.6 million in the same period last year.

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

      As of June 30, 2002 the Company reflects in its inventory approximately $1.4 million of business intelligence software, net of reserves. Contractually, the Company has the right to sell this business intelligence software to certain Government agencies through June 30, 2003. The Company purchased this software in December 1999. Through June 30, 2002, the Company has made no sales of this product. However, subsequent to June 30, 2002 the Company received a purchase order from the government for approximately $150,000 of this inventory. While management currently believes that the Company will recover the cost of the business intelligence software inventory through sales in the normal course of business, if the Company is unable to do so all or a portion of the $1.4 million inventory balance would be impaired.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2002, the Company's operating activities provided $33.4 million of cash flow, compared to the $22.0 million of cash flow provided during the same period in 2001. The increase in cash flow relates primarily to the Company's sale of equipment leases during the first quarter of 2002 and faster collection of trade and vendor receivables in the first quarter of 2002 versus the same period in 2001. This increase was partially offset by a strategic inventory buy in at the end of the second quarter of 2002.

      Investing activities used cash of approximately $2.2 million during the six months ended June 30, 2002, compared to $1.5 million for the same period in 2001 reflecting the Company's developement of information technology for its next generation fulfillment system.

      During the six months ended June 30, 2002, the Company's financing activities used cash of approximately $19.3 million, primarily related to repayment of borrowings under the Company's Credit Facilities. At June 30, 2002, the Company had approximately $20.0 million available for borrowing under its credit facility.

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

      On March 27, 2002 the Company and the Principal Lender modified the Wholesale Financing Facility to provide that during any nine month period between December 1 through August 31 the total amount available under the facility is limited to $35 million and during the three month period from September 1 through November 30 the amount of credit available is increased to a $60 million limit. In addition, the Principal Lender agreed to temporarily extend the period of the $60 million facility through May 31, 2002. As of June 30, 2002 the credit limit for the Wholesale Financing Facility is limited to $35 million.

      Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the operating assets of the Company. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the repurchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial statistical ratios. At June 30, 2002, the Company was in compliance with all financial covenants set forth in the Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has a $50.0 million Credit Facility indexed at LIBOR plus 1.75%. This variable rate Credit Facility subjects the Company to potential borrowing costs exposure resulting from changes in interest rates.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Inapplicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Meeting of Stockholders was held on May 9, 2002.
     (b) At the Annual Meeting, the Company's stockholders: (1) elected two members to serve on the Company's Board of Directors.

--------------------------------------------- -----------  -------------------
                                               VOTES FOR     VOTES WITHHELD OR
                                                             AGAINST
--------------------------------------------- -----------  -------------------
DIRECTORS:
--------------------------------------------- -----------  -------------------
   Lee Johnson                                 7,106,698         65,503
--------------------------------------------- -----------  -------------------
   James J. Leto                               7,109,170         63,031
--------------------------------------------- -----------  -------------------

ITEM 5. OTHER INFORMATION - Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

          99.1 Written Statement of Chief Executive Officer and Chief Financial Officer.

     (B)  REPORTS ON FORM 8-K:

          Registrant did not file any reports on Form 8-K during the quarter for which this Report is filed.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Date:   August 14, 2002

                                       GTSI CORP.


                                       By: /s/ DENDY YOUNG
                                           -------------------------------------
                                           Dendy Young
                                           Chairman and Chief Executive Officer


                                       By: /s/ QUANG LE
                                           -------------------------------------
                                           Quang Le
                                           Acting Chief Financial Officer and
                                           Controller