Form 10-Q
period 2002-09-30
GTSI CORP
filed 2002-11-14
CIK 850483

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                         Shares Outstanding at October 24, 2002
-----------------------             --------------------------------------------
Common Stock, par value                               8,349,430
   $0.005 per share

================================================================================

                            GTSI CORP. AND SUBSIDIARY

      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002


TABLE OF CONTENTS                                                                 PAGE

COVER PAGE...........................................................................1

TABLE OF CONTENTS....................................................................2

PART I - FINANCIAL INFORMATION (Unaudited)

       ITEM 1.    FINANCIAL STATEMENTS -

                  Consolidated Balance Sheets as of
                      September 30, 2002 and December 31, 2001.......................3

                  Consolidated Statements of Operations for the
                      Three and Nine Months Ended September 30, 2002 and 2001........4

                  Consolidated Condensed Statements of Cash Flows for the
                      Nine Months Ended September 30, 2002 and 2001..................5

                  Notes to Consolidated Condensed Financial Statements...............6

       ITEM 2.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS............................9

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........16

       ITEM 4.    CONTROLS AND PROCEDURES...........................................16


PART II - OTHER INFORMATION.........................................................16

       ITEM 1.    LEGAL PROCEEDINGS
       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ITEM 5.    OTHER INFORMATION
       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES..........................................................................18

CEO CERTIFICATION...................................................................19

CFO CERTIFICATION...................................................................20

WRITTEN STATEMENT OF CEO AND CFO....................................................21


                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,       DECEMBER 31,
(In thousands, except share data)                                                 2002               2001
                                                                              (Unaudited)         (Audited)
                                                                           ------------------ ------------------
ASSETS
Current assets:
     Cash                                                                   $           87        $        114
     Accounts receivable, net                                                      171,071             138,385
     Lease receivables, current                                                        376              11,781
     Merchandise inventories                                                        86,268              61,434
     Other current assets                                                           21,595              10,238
                                                                           ------------------ ------------------
                    Total current assets                                           279,397             221,952
Property and equipment, net                                                         12,004              11,974
Lease receivables, net of current portion                                                -              17,378
Other assets                                                                         1,456               1,148
                                                                           ------------------ ------------------
                    Total assets                                            $      292,857       $     252,452
                                                                           ================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                 $       20,317       $      20,186
     Accounts payable                                                              180,156             151,379
     Accrued liabilities                                                            15,342               8,977
     Accrued warranty liabilities                                                    5,551               6,442
                                                                           ------------------ ------------------
                    Total current liabilities                                      221,366             186,984
Other liabilities                                                                    2,969               2,403
                                                                           ------------------ ------------------
                    Total liabilities                                              224,335             189,387
                                                                           ------------------ ------------------
Commitments and contingencies
Stockholders' equity
     Preferred Stock -  $0.25 par value, 680,850 shares authorized;
     none issued or outstanding                                                          -                  -
     Common Stock - $0.005 par value, 20,000,000 shares authorized;
     9,806,084 issued and 8,344,180 outstanding at September 30, 2002;
     and 20,000,000 shares authorized; 9,806,084 issued and 8,162,612
     outstanding at December 31, 2001                                                   49                 49
          Capital in excess of par value                                            43,869             43,434
          Retained earnings                                                         31,873             27,419
          Treasury stock, 1,461,904 shares at September 30, 2002 and
          1,643,472 shares at December 31, 2001, at cost                            (7,269)            (7,837)
                                                                           ------------------ ------------------
                    Total stockholders' equity                                      68,522             63,065
                                                                           ------------------ ------------------
                    Total liabilities and stockholders' equity              $      292,857       $    252,452
                                                                           ================== ==================


The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
(In thousands, except share information)              2002            2001           2002            2001
                                                  ------------- --------------- -------------- ---------------

Sales                                             $   276,846     $   203,077    $  654,581      $  503,455

Cost of sales                                         254,485         186,899       602,600         461,672
                                                  ------------- --------------- -------------- ---------------

Gross margin                                           22,361          16,178        51,981          41,783

Operating expenses                                     18,414          14,853        48,227          45,908
                                                  ------------- --------------- -------------- ---------------

Income (loss) from operations                           3,947           1,325         3,754          (4,125)
                                                  ------------- --------------- -------------- ---------------

          Interest and other income                     1,506           2,036         4,142           3,675
          Interest expense                               (218)            (91)         (473)           (396)
                                                  ------------- --------------- -------------- ---------------
Interest and other income, net                          1,288           1,945         3,669           3,279
                                                  ------------- --------------- -------------- ---------------

Income (loss) before income taxes                       5,235           3,270         7,423            (846)

Income tax provision (benefit)                          2,094           1,260         2,969            (326)
                                                  ------------- --------------- -------------- ---------------
Net income (loss)                                 $     3,141     $     2,010    $    4,454      $     (520)
                                                  ============= =============== ============== ===============

Basic net income (loss) per share                 $      0.38     $      0.24    $     0.54      $    (0.06)
                                                  ============= =============== ============== ===============

Diluted net income (loss) per share               $      0.32     $      0.22    $     0.46      $    (0.06)
                                                  ============= =============== ============== ===============

Basic weighted average shares outstanding               8,316           8,256         8,256           8,153
                                                  ============= =============== ============== ===============

Diluted weighted average shares outstanding             9,723           9,225         9,608           8,153
                                                  ============= =============== ============== ===============







The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
(In thousands)                                                             2002                 2001
                                                                     ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $        4,454       $         (520)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities                                              (2,267)                (185)
                                                                     ------------------- -------------------
Net cash provided by operating activities                                      2,187                 (705)
                                                                     ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                  (3,349)              (2,530)
                                                                     ------------------- -------------------
Net cash used in investing activities                                         (3,349)              (2,530)
                                                                     ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of bank notes, net                                                  131                4,599
    Payments of note payable                                                       -               (1,500)
    Common stock repurchases                                                    (797)              (1,399)
    Proceeds from exercises of stock options                                     901                1,410
    Proceeds from Employee Stock Purchase Plan                                   900                  183
                                                                     ------------------- -------------------
Net cash provided in financing activities                                      1,135                3,293
                                                                     ------------------- -------------------

Net (decrease) increase in cash                                                  (27)                  58
Cash at beginning of period                                                      114                   79
                                                                     ------------------- -------------------
Cash at end of period                                                 $           87       $          137
                                                                     =================== ===================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
            Interest                                                  $          523       $          566
            Income taxes                                              $        1,122       $            -








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

     In July of 2002, the FASB issued SFAS No, 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

2. SALES OF LEASE RECEIVABLES

     The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of SFAS No. 13, "Accounting for Leases," and accordingly, recognizes current and long-term lease receivables, net of unearned finance income on the accompanying balance sheets. The Company periodically sells lease receivables to various, unrelated financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $33.4 million were sold during the Company's first quarter ending March 31, 2002. A $500,000 gain on the sales of certain of the Company's lease receivables is included in interest and other income in the accompanying statements of operations for the nine months ended September 30, 2002. No such sales have occurred subsequent to the first quarter of 2002.

3. NOTES PAYABLE TO BANKS

     The Company has a credit facility with a bank (the "Principal Lender"), which allows for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company has a separate facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"), which allows for borrowings up to $60.0 million during its highest seasonal period. Combined the credit facility and the Wholesale Financing Facility (the "Credit Facilities") allow the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Credit Facilities coincides with the seasonality of the Company's business and allows the Company to minimize banking fees. The interest rate under the Credit Facilities is a rate indexed to the

London Interbank Offered Rate (LIBOR). There were no significant amendments to the Credit Facilities during the three months ending September 30, 2002. As of September 30, 2002 the Company is in compliance with all of its covenants under the credit facility and has available credit of $29.7 million.

Subsequent to September 30, 2002 another financial institution acquired the division of the "Principal Lender" that serviced the Company's Credit Facilities. The Company does not anticipate any material changes in its Credit Facilities as a result of this acquisition.

4. INTERNAL SOFTWARE

     The Company is internally developing software to replace its current fulfillment system. Subsequent to September 30, 2002, management has retained consultants to review the progress of the software development project and make recommendations as to the continued direction of this project. As of the date of this filing, the consulting group has made no recommendations to management. As of September 30, 2002 the Company has capitalized approximately $4.5 million dollars under this project. If management determines that the direction of the program needs to change and thus the company will not use portions of the internally developed software, the amount previously capitalized associated with that portion of the software will be charged to expense.

5. COMMITMENTS AND CONTINGENCIES

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

     As of September 30, 2002 the Company reflects in its inventory approximately $925,000 of business intelligence software, net of reserves. Contractually, the Company has the right to sell this business intelligence software to certain Government agencies through June 30, 2003. The Company purchased this software in December 1999. During the quarter ending September 30, 2002 the Company shipped its first significant order for this business intelligence software since December 1999. While management currently believes that the Company will recover the cost of the business intelligence software inventory through sales in the normal course of business, if the Company is unable to do so, all or a portion of the $925,000 inventory balance will be impaired.


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

OVERVIEW

     GTSI is a recognized information technology (IT) solutions leader, providing products and services to federal, state, and local government customers worldwide. For nearly two decades GTSI has served the public sector by teaming up with global IT leaders such as Hewlett - Packard, Compaq, Panasonic, Microsoft, IBM, Sun and Cisco. GTSI seeks to deliver maximum value through its broad range of products, extensive contract portfolio, and ISO 9000-registered logistics. Through its Technology Teams, GTSI delivers "best of breed" products and services to help its customers realize strong value for their IT investments. The Technology Teams consist of technical experts who support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless solutions, web portals, high availability storage and information assurance. GTSI continues to broaden its leadership in electronic commerce and procurement through its federally focused website, gtsi, com that provides customized shopping zones to meet customers' personalized needs. GTSI is headquartered in Northern Virginia, outside of Washington, D.C.

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

                                                                                                 PERCENTAGE
                                                                                                   CHANGE
                                                                                          --------------------------
                                                       PERCENTAGE OF SALES                   THREE         NINE
                                         ------------------------------------------------
                                         ------------------------ -----------------------
                                                                                             MONTHS       MONTHS
                                                  THREE                    NINE              ENDED        ENDED
                                              MONTHS ENDED             MONTHS ENDED         SEPT 30,     SEPT 30,
                                              SEPTEMBER 30,           SEPTEMBER 30,         2001 TO      2001 TO
                                            2002         2001        2002        2001         2002         2002
                                         ------------------------ ----------------------- --------------------------

Sales                                      100.0%       100.0%      100.0%      100.0%       36.3%        30.0%
Cost of sales                               91.9         92.0        92.1        91.7        36.2%        30.5%
                                         -----------  ----------- ----------- -----------
Gross margin                                8.1          8.0         7.9         8.3         38.2%        24.4%
                                         -----------  ----------- ----------- -----------
Operating expenses:
       Selling, general, and                6.4          6.8         7.0         8.5         28.5%         6.7%
administrative
       Depreciation and amortization        0.3          0.6         0.4         0.7         -31.3%       -16.8%
                                         -----------  ----------- ----------- -----------
Total operating expenses                    6.7          7.4         7.4         9.2         24.0%         5.0%
                                         -----------  ----------- ----------- -----------
Income (loss)  from operations              1.4          0.6         0.5        (0.9)        197.8%       191.0%
Interest and other income, net             (0.5)        (1.0)       (0.7)       (0.7)        -33.8%       11.9%
                                         -----------  ----------- ----------- -----------
Income (loss)  before taxes                 1.9          1.6         1.2        (0.2)        60.1%        977.6%
Income tax provision (benefit)              0.8          0.6         0.5        (0.1)        66.1%       1010.8%
                                         -----------  ----------- ----------- -----------
Net income (loss)                           1.1          1.0         0.7        (0.1)        56.3%        956.7%
                                         ===========  =========== =========== ===========

     The following table sets forth, for the periods indicated, the approximate sales by category, along with the related percentages of total sales:

                                 THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                                 2002                      2001                         2002                     2001
                      -------------------------- -----------------------   --------------------------- ---------------------
GSA Schedules          $   88,253        31.9%     $   76,885      37.8%    $   187,223        28.6%    $  138,748     27.6%
IDIQ Contracts            113,826        41.1%         80,375      39.6%        256,554        39.2%       251,257     49.9%
Open Market                33,414        12.1%         28,339      14.0%         69,264        10.6%        75,407     15.0%
Subcontracts and
     Other Contracts       41,353        14.9%         17,478       8.6%        141,540        21.6%        38,043      7.5%
                      -------------------------- -----------------------   --------------------------- ---------------------
  Total                $  276,846       100.0%     $  203,077     100.0%    $   654,581       100.0%   $   503,455    100.0%
                      ========================== =======================   =========================== =====================

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the third quarter of 2002 were $276.8 million, compared to $203.1 million in the third quarter of 2001, or an increase of 36.3%. The increase in sales in the IDIQ contracts category is primarily related to sales on an established Contract, which the Company has exclusive pricing from one of its major vendor partners. Sales under new IDIQ contracts also contributed to the increase during the quarter. The increase in sales in the Subcontracts and Other Contracts category is due primarily to sales on the FBI's Trilogy contract.

     BACKLOG. At September 30, 2002 the Company's total backlog of orders was approximately $181.3 million as compared with approximately $130.6 million at September 30, 2001. Total backlog consists of written purchase orders received and accepted by GTSI but not yet recognized as revenue. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and periodic inventory shortages resulting from constrained products.

     GROSS MARGIN. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicles and the mix of product sold. Gross margin in the current quarter increased slightly to 8.1%, compared to a gross margin of 8.0% in the third quarter of 2001. The increase in gross margin for the third quarter 2002 is due primarily to product mix.

     OPERATING EXPENSES. Net operating expenses for the three months ended September 30, 2002 increased $3.5 million to $18.4 million for the third quarter of 2002 as compared to $14.9 million in the same period in 2001. The increase in operating expenses is due to an increase in commission expense as a result of increases sales; an increase in other performance based incentives; and to cost related to an increase in sales and technology team personnel. Expressed as a percentage of total sales, net operating expenses decreased to 6.7% from 7.4% in the same quarter last year. Operating expenses reflect the favorable impact of vendor sales support funds. Before the application of these funds, operating expenses during the third quarter were $22.1 million, or 8.0% of sales, as compared to $18.0 million, or 8.9% of sales, in the same quarter of 2001.

     INTEREST AND OTHER INCOME. Net interest and other income in the third quarter of 2002 decreased $600,000 to $1.3 million compared to $1.9 million in the same period in 2001. This decrease is due to the sale, in the first quarter of 2002, of leases that were generating interest income.

     INCOME TAX. The Company recorded a tax provision of $2.1 million for the third quarter of 2002 based on its expected effective tax rate of approximately 40% for the year compared to a tax provision of $1.3 million in the same period last year.



NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     SALES. In the nine-month period ended September 30, 2002, revenues grew $151.1 million, or 30.0 percent, to a record $654.6 million, compared to $503.5 million in the same period in 2001. The Company's revenues in the first nine months of 2002 benefited from the value added servicing of IT solutions contracts, notably the FBI's Trilogy contract which, post 9/11, saw fulfillment accelerated into 2002 from future periods. The Company is a subcontractor on the Trilogy contract, which explains the majority of the increase in the Subcontracts and Other Contracts category year over year.

     GROSS MARGIN. Gross margin in the nine months ended September 30, 2002 was 7.9%, compared to gross margin of 8.3% for the first nine months of 2001. The decrease in gross margin for the first nine months 2002 is primarily due to larger sales volume on lower margin contracts, enterprise software licenses sales and sales to prime contractors, which generally carry lower margins than direct government sales.

     OPERATING EXPENSES. Net operating expenses for the nine months ended September 30, 2002 increased $2.3 million to $48.2 million compared to $45.9 million for the first nine months of 2001. Expressed as a percentage of total sales, net operating expenses decreased to 7.4% from 9.2% in the same period last year. Operating expenses reflect the favorable impact of vendor sales support funds. Before the application of these funds, operating expenses for the first nine months of 2002 were $57.9 million, or

8.8% of sales, as compared to $51.8 million, or 10.3% of sales, in the same period of 2001.

     INTEREST AND OTHER INCOME. Net interest and other income in the first nine months of 2002 increased to $3.7 million compared to $3.3 million in the same period in 2001 due primarily to an increase in prompt payment discounts related to strategic inventory purchases, and a $500,000 gain on the sale of equipment leases in the first quarter of 2002.

     INCOME TAX. The Company recorded a tax provision of $3.0 million for the first nine months of 2002 based on its expected effective tax rate for the year of approximately 40% compared to a tax benefit of $326,000 in the same period last year.

EFFECT OF INFLATION

     The Company believes that inflation has not had a material effect on its operations. If, however, inflation increases in the future, it could temporarily adversely affect the profitability of GTSI's sales under its government fixed-price contracts, which generally preclude the Company from passing on inflation-related or other increases in product costs to Government customers during the term of a preexisting contract. The Company mitigates this risk in part by often obtaining agreements from certain of its suppliers prohibiting them from increasing their prices to GTSI during fixed-price, term contracts.

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

     Additionally, legislation is periodically introduced in Congress that may change the federal government's procurement practices. GTSI cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition or buying patterns of the Government, either alone or in combination with competitive conditions or other factors, could adversely affect future results.

     As of September 30, 2002 the Company reflects in its inventory approximately $925,000 of business intelligence software, net of reserves. Contractually, the Company has the right to sell this business intelligence software to certain Government agencies through June 30, 2003. The Company purchased this software in December 1999. During the quarter ended September 30, 2002 the Company shipped its first significant order for this business intelligence software since December 1999. While management currently believes that the Company will recover the cost of the business intelligence software inventory through sales in the normal course of business, if the Company is unable to do so, all or a portion of the $925,000 inventory balance will be impaired.

     The Company is internally developing software to replace its current fulfillment system. Subsequent to September 30, 2002, management has retained consultants to review the progress of the software development project and make recommendations as to the continued direction of this project. As of the date of this filing, the consulting group has made no recommendations to management. As of September 30, 2002 the Company has capitalized approximately $4.5 million dollars under this project. If management determines that the direction of the program needs to change and thus the Company will not use any portions of the internally developed software, the amount previously capitalized associated with that portion of the software will be charged to expense.

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

     In July of 2002, the FASB issued SFAS No, 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2002, the Company's operating activities provided $2.2 million of cash flow, compared to using $705,000 of cash flow during the same period in 2001. The increase in cash flow relates primarily to the Company's sale of equipment leases during the first quarter of 2002. This increase was partially offset by the use of cash needed to increase the volume of prompt payment discounts taken and strategic inventory buy-ins.

     Investing activities used cash of approximately $3.3 million during the nine months ended September 30, 2002, compared to $2.5 million for the same period in 2001 reflecting the Company's development of information technology for its next generation fulfillment system.

     During the nine months ended September 30, 2002, the Company's financing activities provided cash of approximately $1.1 million, primarily related to the proceeds from the exercising of stock options and from stock issued under the Company's Employee Stock Purchase Plan; net of the payment for shares repurchased by the Company. At September 30, 2002, the Company had approximately $29.7 million available for borrowing under its credit facility.

     The Company has a credit facility with a bank (the "Principal Lender"), which allows for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company has a separate facility with the Principal Lender for inventory financing of vendor products (the "Wholesale Financing Facility"), which allows for borrowings up to $60.0 million during its highest seasonal period. Combined the credit facility and the Wholesale Financing Facility (the "Credit Facilities") allow the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Credit Facilities coincides with the seasonality of the Company's business and allows the Company to minimize banking fees. The interest rate under the Credit Facilities is a rate indexed to the London Interbank Offered Rate (LIBOR). There were no significant amendments to the Credit Facilities during the three months ending September 30, 2002. As of September 30, 2002 the Company is in compliance with all of its covenants under the credit facility and has available credit of $29.7 million.

     Subsequent to September 30, 2002 another financial institution acquired the division of the "Principal Lender" that serviced the Company's Credit Facilities. The Company does not anticipate any material changes in its Credit Facilities as a result of this acquisition.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. If needed, the Company believes that such capital sources will be available to it on acceptable terms.





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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a $50.0 million Credit Facility indexed to LIBOR. This variable rate Credit Facility subjects the Company to potential borrowing costs exposure resulting from changes in interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the

Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Inapplicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Inapplicable.

ITEM 5. OTHER INFORMATION - Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   EXHIBITS:


        None


  (b)   REPORTS ON FORM 8-K:

        On July 16, 2002, Registrant filed a report on Form 8-K concerning our replacement of our independent auditor.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Date: November 14, 2002

                                        GTSI Corp.


                                        By: /s/ Dendy Young
                                            ---------------
                                            Dendy Young
                                            Chairman and Chief Executive Officer



                                        By: /s/ Quang Le
                                            ------------
                                            Quang Le
                                            Acting Chief Financial Officer
                                            and Controller

WRITTEN CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Dendy Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GTSI Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

GTSI Corp.

By: /s/ Dendy Young
    -------------------------------------
    Dendy Young
    Chairman and Chief Executive Officer

I, Quang Le, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GTSI Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

GTSI Corp.


By: /s/ Quang Le
    -------------------------------------------------
    Quang Le
    Acting Chief Financial Officer and Controller

WRITTEN STATEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

     The undersigned hereby certify that the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed by GTSI Corp. with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of GTSI Corp.


Dated:  November 14, 2002                /s/ Dendy Young
                                         -------------------------------
                                         Dendy Young
                                         Chairman and Chief Executive Officer


     The undersigned hereby certify that the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed by GTSI Corp. with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of GTSI Corp.

Dated:  November 14, 2002                /s/ Quang Le
                                         --------------------------------
                                         Quang Le
                                         Acting Chief Financial Officer and
                                         Controller








20