Form 10-K
period 2002-12-31
GTSI CORP
filed 2003-03-31
CIK 850483

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                             ----------------------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002          Commission File No. 0-19394

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2002, as reported on The Nasdaq Stock Market, was $65,486,113.

     The number of shares outstanding of the registrant's Common Stock on March 21, 2003, was 8,416,538.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders scheduled to be held on May 14, 2003 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.  BUSINESS.

Company Overview

     GTSI Corp., a Delaware Corporation ("GTSI" or the "Company"), is a recognized information technology solutions leader, providing products and services to U.S. Federal ("Government"), state and local government customers worldwide. Founded in 1983, GTSI has 20 years of government-focused experience, making it one of the most experienced, stable information technology ("IT") solutions providers to federal, state and local agencies. GTSI's complete product and solution offering, technical expertise, logistics strengths, extensive contracts portfolio, sales knowledge, customer relationships, and proven performance record make GTSI equally valuable to government customers and technology partners.

     GTSI offers its customers a convenient and cost-effective centralized source for computer, workstation, software, networking and other IT solutions through GTSI's broad selection of popular products and services at competitive prices. The Company specializes in understanding both the various IT needs and the procurement processes of government customers. GTSI sells to most departments and agencies of the Government, state and local governments and systems integrators and prime contractors selling to the government market. In 2002, GTSI's sales directly to Government agencies, to prime contractors for resale to Government agencies and to state and local government agencies accounted for 76%, 21% and 3% of sales, respectively.

     GTSI currently offers access to approximately 350,000 IT products from approximately 3,400 vendors, including HP (Hewlett-Packard), Microsoft, Panasonic, Sun Microsystems, and Cisco Systems. The Company believes it provides its vendor partners with a low-cost marketing and distribution channel to the many end-users constituting the government market, while substantially insulating these partners from the complex government procurement rules and regulations.

     GTSI fulfills most customer orders from its state-of-the-art 200,000 square-foot distribution center located in Chantilly, Virginia. In addition to the normal distribution functions, activities at the center include stocking of popular items for fast delivery, customizing equipment through the integration of various hardware and software components, and providing specialized services such as source acceptance inspections and documentation. The Company's distribution and integration operations are ISO 9002 certified.

     "GTSI" is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.

Business Strategy

     GTSI is committed to, and focused on, the government customer. The Company's business strategy is to continue to grow GTSI's higher-end enterprise solutions and to broaden its product offerings, while remaining a low-cost, reliable provider of commodity products. The Company's strategy is to increase revenue and market share, while improving operating and net margin percentage. Federal Government IT spending has grown at a 14% compounded annual rate since 2000, and the Company believes that government IT spending will continue to be robust in the foreseeable future. The Company plans to increase its work force and broaden its product and service offering to take advantage of this growing market. GTSI has undertaken a number of initiatives consistent with this revenue and earnings growth strategy.

     Focus on the Growing Government IT Market. Because of its historical focus on the government market, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, GTSI's marketing and sales force is effective at reaching and servicing the government market, which consists of procurement and contracting officers, information resource managers, CIOs (Chief Information Officer) and government IT executives, systems integrators, value-added resellers, prime contractors and a wide array of end-users. The Company continues to increase its sales organization to widen customer coverage and broaden our product, solutions and services offerings. In addition, by concentrating on the government market, the Company has avoided the higher credit risk of commercial customers.

     Execute New Government Contracts and Utilize Flexible Contract Vehicles. GTSI pursues Government contracts ranging in size from as small as a few hundred dollars to as large as hundreds of millions of dollars in sales. The Company holds a wide range of Government contracts, including multimillion dollar, multiyear contracts with the Department of Defense ("DoD") and certain civilian agencies, as well as several multiple award schedules and blanket purchasing agreements with a variety of DoD and civilian agencies. GTSI also serves as a subcontractor providing products and services to companies holding Government contracts. The Company intends to continue to identify and pursue those contract vehicles that best leverage GTSI's broad product selection, services, distribution capabilities and partner relationships.

     Provide a High-Quality Centralized Source for Procuring IT Products and Services. In addition to offering a full line of computer hardware, software and peripheral products, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that GTSI sells. Furthermore, by offering a wide range of IT products through a variety of procurement mechanisms, GTSI offers its customers the convenience, flexibility and cost savings of purchasing from a centralized source. GTSI believes that its convenient "one-stop shop" is an important factor in its success in the government market. In its interaction with its many customers, GTSI employees focus on providing high quality customer service associated with the order, delivery, installation and repair of its products and services.

     Establish and Maintain Strong Partner Relationships. To provide a centralized source of products and solutions for its customers, GTSI maintains strong relationships with leading hardware, software and service partners. GTSI offers its partners a wide range of marketing and sales services, which provide them with access to the millions of end-users constituting the government market. In addition, the Company insulates its partners from the procurement regulatory complexities, costs and complicated billing requirements associated with the government market.

     Improve Internal Efficiencies. GTSI has undertaken a variety of activities aimed at improving financial performance. The Company believes that improved product pricing, supply chain management, quality and expense control will lead to improved operating and net margins. In addition, efforts to increase employee productivity, including training and improved technology, should improve profitability.

Customers

     The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 2002, the Company sold products or services to most agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. In 2002, the Company had sales to a single system integrator which was a prime contractor to the Government in excess of 9% of the Company's net sales for 2002. In addition, aggregate 2002 sales to the Government's Departments of the Army, Navy and Air Force were 16.3%, 7.1% and 10.6%, respectively, of GTSI's 2002 sales.

     The Company's sales are highly dependent on the Government's demand for IT products. Although the Company does not believe that the loss of any single customer would have a materially adverse effect on it, a material decline in its overall sales to the Government as a whole or to certain key agencies thereof could have such an effect. Furthermore, changes in the structure, composition or buying patterns of the Government could affect the Company's future operating results.

The Government Procurement Process

     The Company achieves its sales primarily through contracts with the Government and through open market sales. Company contracts with the government include a General Services Administration ("GSA") Schedule contract, indefinite delivery/indefinite quantity contracts ("IDIQ"), Blanket Purchase Agreements ("BPAs"), state and local contracts and open market procurements

     GTSI pursues formal Government bids for IDIQ contracts and for BPAs. Substantially all of these bids are awarded on a "best value" to the Government basis (which, depending on the bid, can be a combination of price, technical expertise, past performance on other Government contracts and other factors). GTSI seeks to use its partner contacts, purchasing power, distribution strength and procurement expertise to compete successfully for the business. These major procurements may equal millions of dollars in total revenues, span many years, and provide a purchasing vehicle for many agencies. In some cases, various government agencies levy a fee on purchases made by departments outside of the agency that awarded the contract. These fees are collected by the Company and, as under the GSA Schedule contract, remitted to the respective agency on a contract specified payment schedule.

     GSA Schedule Contracts

     In 2002, GTSI held a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. In March 2002, the Government formally exercised its first of three five-year options to extend GTSI's GSA Schedule 70 contract through 2007. GSA Schedule contracts provide all Government agencies, certain international organizations and authorized prime contractors with an efficient and cost-effective means for buying commercial products. GSA Schedule Purchasers may place unlimited orders for products under GSA Schedule contracts.

     Products offered under the Schedule 70 contract include workstations, desktops, laptops, notebooks, servers, laser printers, color printers, scanners, monitors, modems, hard drives, memory, networking products, facsimile products, internet and extranet products, video teleconferencing, maintenance, training and services. Products may be added to the Schedule 70 contract during the term under certain circumstances. GSA Schedule contracts include a GSA administrative fee calculated on the product price. This fee is collected by the Company and is remitted on a quarterly basis.

     GTSI's GSA Schedule 70 contract contains price reduction clauses requiring that GTSI pass on to Government customers certain reduced prices GTSI may receive from its partners during a contract's term, but prohibits GTSI from passing on partner price increases for a period of one year. To mitigate the potential adverse impact of any such price increase, the Company requires substantially all partners acting as suppliers to GTSI under its GSA Schedule contracts to provide GTSI with supply and price protection.

     IDIQ Contracts

     In 2002, GTSI held six IDIQ contracts. IDIQ contracts offer greater flexibility than GSA Schedule contracts as they allow products to be added expeditiously and allow contractors more pricing flexibility. IDIQ contracts are pre-competed; therefore, orders placed under these contracts are not subject to protest unless the order is beyond the scope of the contract. There are three types of IDIQ contracts, government-wide acquisition contracts ("GWACs"), multi-agency contracts ("MAC"), and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single federal agency for Government-wide use upon approval by OMB (Office of Management and Budget), while MACs are task-order or delivery-order contracts that accept orders from other agencies under the authority of the Economy Act.

     Four of GTSI's six IDIQ contracts are GWACs. They include GTSI's three contracts with the National Air and Space Administration called Scientific Engineering Workstation Procurement (SEWP) III contracts. Each of GTSI's SEWP III contracts relates to a specific category of IT products (e.g., Mechanical CAD, High End Network Devices and Mass Storage Devices). GTSI also holds a contract with the National Institute of Health called the Electronic Computer Superstore (ECS) III contract. GWACs allow all federal agencies to utilize the contracts. GTSI's Maxi-Minis and Databases contract ("MMAD") with the Army is a MAC, and GTSI's Procurement of Computer Hardware and Software-2 contract ("PCHS-2") with the Veterans Administration ("VA") is a single agency contract that is limited to the VA.

     GTSI's SEWP III contracts expire on July 30, 2006. The ECS III contract expires on November 26, 2012. The MMAD contract expires on May 25, 2003 and has three one-year extension options. The PCHS-2 contract expires on April 2, 2003 and has four one-year extension options.

     Products offered under these contracts include workstations, desktops, laptops, notebooks, servers, printers, scanners, monitors, modems, hard drives, memory, networking products, facsimile products, internet and intranet products, video teleconferencing, maintenance, training and services. Products may be added to the contracts under certain circumstances. The Products are sold under the contracts at a fixed price; however, the government typically negotiates a lower price for large quantity or high value orders. In addition, these contracts include an administrative fee calculated on the product price. The Company collects this fee and remits it on a quarterly basis to the contract's administering agency.

     Blanket Purchase Agreements

     Individual GSA ordering agencies may enter into GSA-authorized BPAs with GSA Schedule contract holders. BPAs are similar to second-tier contracts under a contractor's GSA Schedule contract. BPAs enable agencies to obtain better pricing based on volume ordering and they decrease an agency's administrative costs by streamlining the ordering process.

     GTSI maintains several Federal Schedule Supply BPAs that are authorized under our GSA Schedule 70 contract. GSA authorized BPAs incorporate many terms and conditions of the GSA Schedule contracts and incorporate many products offered on GSA Schedule contracts, often at lower prices than available on the GSA Schedules. GTSI normally enters into separate agreements with partners to offer reduced BPA prices to the Government. GTSI's BPAs are agency specific and allow GTSI to focus specific partner relationships on specific customers.

     GTSI maintains BPAs with several Government agencies including the Federal Railroad Administration, State Department, Treasury Department, Environmental Protection Agency, U.S. Courts, Army, Navy, Marine Corps and Air Force.

     State and Local Contracts

     Most purchases in the state and local government market are made through individual competitive procurements, although many state and local governments issue invitations for bid for statewide computer term contracts. State and local procurements typically require formal responses from a prospective bidder. Each state maintains a separate code of procurement regulations that must be understood and complied with to market and sell successfully to that state. GTSI currently maintains several state and local IT contracts, regularly submits oral and written bids to state and local governments and is on a number of state and local government bid lists.

     A recent trend in state and local procurement is the emergence of multi-state contracts. Multi-state contracts enable individual states to utilize the buying power of multiple states, which results in lowers costs based upon volume purchasing. In addition, GSA is expected to allow state and local government agencies to utilize GSA Schedules by the end of March 2003.

     Open Market

     GTSI also sells many IT products through open market procurements. These procurements are separate and apart from GSA Schedules, IDIQs and BPAs. Open Market procurements include simplified acquisition procedures, requests for quotes, invitations for bids and requests for proposals. The Company is on most Government bid lists relevant to its product offerings and responds with proposals to hundreds of such bid solicitations each year. The Company also sells to Government prime contractors, including systems integrators, through open market procurements.

     Government Market Considerations

     A substantial portion of the Company's contracts are fixed-price and IDIQ. The uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any that may result from such contracts.

     GTSI qualified as a "small business" under several of the GWACs and BPAs it held in 2002 based upon GTSI's size status at the time of the contracts' original award. As a small business, GTSI enjoyed a number of benefits, including being able to compete for small business set-aside contracts, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering Government Agencies an avenue to meet their internal small business purchase goals.

     A company's size status under a contract is based on the North American Industry Classification System ("NAICS") Code referenced in the subject contract's solicitation. Dependent on the NAICS Code referenced in a solicitation, GTSI may or may not qualify as a small business for new contract awards. Under a Federal Acquisition Regulation (FAR) Deviation issued by GSA on October 10, 2002, GTSI will be required to recertify its size status on its GSA Schedule Contract no later than 2007. At such time, GTSI may not qualify as a small business for new contract awards under the GSA Schedule. Further, legislative or regulatory action may occur that will require GTSI to recertify its size status on its GSA Schedule sooner than 2007. GTSI cannot predict whether it would continue to qualify as a small business at the time of recertification. To mitigate any potential adverse impact, GTSI has developed strategic relationships with small minority-owned businesses that benefit from the small business benefits described above. GTSI acts as both a supplier and prime contractor to these small minority-owned businesses.

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

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns. Although these patterns have historically led to sales being concentrated in the Company's third and fourth quarters, the seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. While government sales are weaker in the first and second quarter and stronger in the third and fourth quarter, GTSI's operating expenses are more level throughout the year. As such, first and second quarter earnings are typically well below those of the third and fourth quarters.

Products, Solutions and Services

     GTSI is the leading, dedicated Business-to-Government provider of IT solutions. The Company continuously monitors sales of existing and emerging technologies to ensure that it offers its customers state-of-the-art technology products and solutions. A pioneer in government-focused electronic commerce, GTSI also offers simplified buying through its website, www.gtsi.com.

     Hardware. GTSI has strong strategic relationships with established global market leaders, including HP, Panasonic, IBM, EMC, Xerox, SONY, Sun Microsystems, Apple and Cisco. In addition to reselling platform solutions, peripherals resold by the Company include disk drives, CD-ROM and DVD drives, printers, monitors, modems and related products. GTSI's networking products, including LANs, WANs, MANs (metropolitan area network) and PANs (personal area network), are supplemented by the Company's services, which include assisting customers in selecting, configuring, installing and maintaining networks.

     Software. The Company remarkets computer software solutions from substantially every leading Windows-based software publisher, as well as leading UNIX, Linux and Apple products. The Company's software partners include Microsoft, Symantec, IBM/Lotus, Art Technology Group, Veritas, MicroStrategy, Adobe and Citrix.

     Solutions. The Company has 11 technology and solutions teams, each including technical, business development and management professionals dedicated to selling and supporting systems and solutions in a specific technology area (such as enterprise storage, mobile and wireless, and web portal and internet technology) or for a particular partner product line (such as Sun Microsystems, HP and Microsoft).

     Services. GTSI provides professional management of the creation and delivery of services to our customers. GTSI's Services Solutions capitalize on core business capabilities through managed fulfillment and support services, implementation of technical product services, and technology consulting services, either through our own business processes or through partners. To this end, GTSI has identified four quadrants where it will focus its development efforts: Support Services, Implementation Services, Consulting Services and Managed Services.

Partner Relationships

     To offer its customers a centralized source for their IT needs, the Company establishes and maintains relationships with key partners and offers them a number of advantages, including:

     o Access to the government market through a significant number of diverse contract vehicles and a large and experienced sales organization;

     o Lower costs to comply with procurement regulations involved in selling directly to the government market;

     o Lower operating costs related to reduction or elimination of selling, marketing and various administrative programs; and

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

     The Company needs to continue to obtain products at competitive prices from leading partners to provide a centralized source of price-competitive products for its customers and to be awarded government contracts. GTSI believes its relationships with its key partners to be good. The Company, however, could be adversely affected if one or more key partners determined to sell directly to the Government, to sell their products to GTSI's competitors on more favorable terms than to GTSI, to allow additional resellers to represent their products, or to restrict or terminate GTSI's rights to sell their products.

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

     GTSI recognizes that the size and diversity of the government market make it imperative for GTSI to identify and understand the needs of customers. Through years of intensive effort, GTSI has compiled and continuously updates one of the most comprehensive databases of federal, state and local government IT decision-makers. The Company conducts frequent customer surveys to assess the opinions and interests of our customer base. The Company maintains a database that contains an extensive list of agency procurement and contracting officers, information resource managers, senior policy makers, technology influencers, end-users, systems integrators, VARs and prime contractors. GTSI uses this database, among other things, for targeting its marketing efforts and data mining for various market research purposes.

     The Company's sales organization is focused on expanding sales coverage by increasing the number of customer accounts and by offering additional products and services to existing accounts. The customer sales teams work closely with the Company's technology teams to best meet the needs of the government customer.

Service and Warranty

     For certain products that it sells, GTSI provides post-sale field service through subcontractors and, to a limited extent, through the Company's in-house technical staff. The Company typically warrants products sold to the Government and certain other customers for the same term as the manufacturer's warranty period although many IDIQ contracts include provisions for warranties that extend beyond those offered by the manufacturer. The Company also sells extended warranties on many of its government contracts. Product repaired while under the manufacturer's warranty is at the manufacturer's expense; product repaired after expiration of the manufacturer's and GTSI's warranty, if longer, is at the customer's expense. GTSI outsources to third parties a significant portion of its extended warranty obligations.

Competition

     The government IT market is competitive and subject to rapid change. GTSI competes with certain leading hardware manufacturers, which sell to the government market directly and through representatives other than the Company, and with a number of systems integrators, government and commercial resellers and commercial computer retail chains, distributors and other resellers (including companies qualifying as minority-owned, disadvantaged or small businesses under applicable Government regulations). A number of GTSI's existing and potential competitors have greater financial, sales, marketing and technological resources than the Company.

     The Company believes that the principal competitive factors in the government IT market are price, expertise in the applicable government procurement processes, breadth of product line, customer and partner relationships, the technical and other skills of marketing and sales personnel, distribution capability, available inventory and customer service and support. The Company believes that it competes favorably on each of these factors. GTSI also believes that it has a competitive advantage over certain of its competitors because of its procurement expertise and its ability to offer a centralized source for purchases of a wide variety of leading computer products from numerous manufacturers.

Employees

     At March 4, 2003, the Company had 693 employees, including 461 in sales, marketing and contract management; 125 in operations; and 107 in executive, finance, information technology, human resources and legal. None of the Company's employees is represented by a labor union, and the Company has experienced no material labor-related work stoppages.

Item 2.  PROPERTIES.

     The Company's executive offices are located in an approximately 100,500 square-foot facility in Chantilly, Virginia under a lease expiring in November 2008, with one five-year option. In December 2002, GTSI expanded its office space by leasing approximately 34,000 square feet of office space in Chantilly, Virginia under a lease expiring in November 2005, with one two-year option and one one-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000 square-foot facility under a lease expiring in December 2006. The Company also has a branch sales office occupying 139 square meters in Mannheim, Germany. The Company also subleases a 10,000 square-foot distribution center in Chattanooga, Tennessee under a sublease which expires on March 31, 2003, with a one-year option.

Item 3.  LEGAL PROCEDURES.

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that the litigation currently pending will not individually or in the aggregate have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the fourth quarter of 2002.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock Data. The Company's common stock trades on The Nasdaq Stock Market under the symbol "GTSI." As of December 31, 2002, there were 274 record holders of the Company's common stock. As of March 21, 2003, there were 303 record holders and approximately 3,600 beneficial holders of the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock based on information updated by the Nasdaq Stock Market.

                             --------------------------
                                  2002          2001
                ---------------------------------------
                Quarter       High    Low   High    Low
                ---------------------------------------
                First         9.49   6.90   6.25   3.34
                ---------------------------------------
                Second        9.47   7.65   7.06   5.09
                ---------------------------------------
                Third        11.55   7.75   7.10   5.70
                ---------------------------------------
                Fourth       14.89   8.52   9.47   6.00
                ---------------------------------------

     The Company has never paid cash dividends and the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. Furthermore, financial covenants in the Company's bank credit agreement restrict the Company's ability to pay cash dividends.

     Additional Investor Relations Information. All of the Company's current required filings with the Securities and Exchange Commission, as well as press releases and other investor relations' information, may be found at http://www.gtsi.com on the internet's world wide web. Such information may also be obtained by request to the Company addressed to: Investor Relations, GTSI Corp., 3901 Stonecroft Boulevard, Chantilly, Virginia 20151-1010.

     Transfer Agent. The Company's transfer agent is Wachovia Bank, N.A., Shareholder Services Group, 1525 West W.T. Harris Blvd., 3C3, Charlotte, NC 28262-1153; telephone 1-800-829-8432.

     Annual Meeting. The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Wednesday, May 14, 2003, at the Company's headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

Item 6.  SELECTED FINANCIAL DATA.

     The selected financial data for the three years ended December 31, 2002, 2001, and 2000 are derived from, and are qualified in their entirety by reference to, the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The December 31, 2002 Consolidated Financial Statements of the Company have been audited by Ernst & Young LLP, independent auditors, as indicated in their report, which is also included elsewhere in this Form 10-K. The December 31, 2001, 2000, 1999 and 1998 Consolidated Financial Statements of the Company have been audited by Arthur Andersen LLP, independent accountants. The selected financial data for all other periods are derived from the Company's audited consolidated financial statements, which are not included in this Form 10-K.

(In thousands, except per share amounts)                Twelve months ended December 31,
                                            2002         2001         2000         1999         1998
                                         ---------    ---------    ---------    ---------    ---------
Income Statement Data:
Sales                                    $ 934,730    $ 783,496    $ 677,754    $ 660,570    $ 593,571
Cost of sales                              857,105      718,370      617,621      610,463      541,934
                                         ---------    ---------    ---------    ---------    ---------
Gross margin                                77,625       65,126       60,133       50,107       51,637
                                         ---------    ---------    ---------    ---------    ---------
Operating expense:
   Selling, general and administrative      62,956       57,002       49,382       44,931       44,660
   Depreciation and amortization             3,543        4,407        3,934        3,584        3,661
                                         ---------    ---------    ---------    ---------    ---------
Total operating expenses                    66,499       61,409       53,316       48,515       48,321
                                         ---------    ---------    ---------    ---------    ---------
Income from operations                      11,126        3,717        6,817        1,592        3,316
Interest (income) expense, net              (4,520)      (3,707)      (2,259)      (1,090)         977
                                         ---------    ---------    ---------    ---------    ---------
Income before taxes                         15,646        7,424        9,076        2,682        2,339
Income tax provision (benefit)               6,113        2,938       (2,008)          --           --
                                         ---------    ---------    ---------    ---------    ---------
Net income before cumulative effect of
SAB No. 101 adoption                         9,533        4,486       11,084        2,682        2,339
Cumulative effect of SAB 101 adoption           --           --          467           --           --
                                         ---------    ---------    ---------    ---------    ---------
Net income                               $   9,533    $   4,486    $  10,617    $   2,682    $   2,339
                                         =========    =========    =========    =========    =========
Net income per common share
   Basic:
      Basic net income per share
      before cumulative effect of
      SAB No. 101 adoption               $    1.15    $    0.55    $    1.23    $    0.29    $    0.27
      Cumulative effect per share of
      SAB No. 101 adoption                      --           --        (0.05)          --           --
                                         ---------    ---------    ---------    ---------    ---------
      Basic net income per share         $    1.15    $    0.55    $    1.18    $    0.29    $    0.27
                                         =========    =========    =========    =========    =========
   Diluted:
      Diluted net income per share
      before cumulative effect of
      SAB No. 101 adoption               $    1.04    $    0.50    $    1.20    $    0.29    $    0.26
      Cumulative effect per share of
      SAB No. 101 adoption                      --           --        (0.05)          --           --
                                         ---------    ---------    ---------    ---------    ---------
      Diluted net income per share       $    1.04    $    0.50    $    1.15    $    0.29    $    0.26
                                         =========    =========    =========    =========    =========
Weighted average common shares
outstanding
  Basic                                      8,302        8,144        9,021        9,271        8,700
                                         =========    =========    =========    =========    =========
  Diluted                                    9,156        9,049        9,225        9,314        8,909
                                         =========    =========    =========    =========    =========

(In thousands)                                                   December 31,
                                            2002         2001         2000         1999         1998
                                         ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
Working capital                          $  62,836    $  34,968    $  43,659    $  44,350    $  42,206
Total assets                               224,918      252,452      227,065      186,333      161,090
Notes payable to banks                       7,539       20,186       11,925        9,479       14,889
Total liabilities                          149,427      189,387      168,586      133,137      105,766
Stockholders' equity                        75,491       63,065       58,480       53,196       55,324

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

Overview

     GTSI is a recognized information technology (IT) solutions leader, providing products and services to federal, state and local government customers worldwide. For two decades GTSI has served the public sector by teaming up with global IT leaders such as HP, Panasonic, Microsoft, Sun and Cisco. GTSI seeks to deliver maximum value through its broad range of products, extensive contract portfolio and ISO 9000-registered logistics. Through its Technology Teams, GTSI delivers "best of breed" products and services to help its customers realize strong value for their IT investments. The Technology Teams consist of technical experts that analyze, design, install and support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless solutions, web portals, high availability storage and information assurance. GTSI continues to broaden its leadership in electronic commerce and procurement through its federally focused website, gtsi.com, that provides customized shopping zones to meet customers' personalized needs. GTSI is headquartered in Chantilly, Virginia.

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, networking, Unix servers/workstation and internet products), to the addition/removal of vendors (e.g., the addition of Cisco, EMC, Tachyon, RIM, and the removal of Nexar and Everex), and to the addition or expiration of sales contract vehicles (e.g., the addition of the SEWP III, ADMC, IT2 and the MMAD Contracts, and the expiration of the SEWP II, PC-3, SII PC/LAN, and Portables 3 Contracts). The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably affected the last two calendar quarters and adversely affected the first two calendar quarters.

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

                                                            Percentage of Sales          Percentage Change
                                                          ------------------------   ---------------------------
                                                          Years Ended December 31,    Years Ended December 31,
                                                          ------------------------   ---------------------------
                                                           2002     2001     2000    2001 to 2002   2000 to 2001
                                                          ------   ------   ------   ------------   ------------
Income Statement Data:
Sales                                                     100.0%   100.0%   100.0%          19.3%          15.6%
Cost of sales                                              91.7%    91.7%    91.1%          19.3%          16.3%
                                                          ------   ------   -----
Gross margin                                                8.3%     8.3%     8.9%          19.2%           8.3%
Operating expense:
   Selling, general and administrative                      6.7%     7.2%     7.3%          10.4%          15.4%
   Depreciation and amortization                            0.4%     0.6%     0.6%         -19.6%          12.0%
                                                          ------   ------   -----
Total operating expenses                                    7.1%     7.8%     7.9%           8.3%          15.2%
                                                          ------   ------   -----
Income from operations                                      1.2%     0.5%     1.0%         199.3%         -45.5%
Interest (income) expense, net                             -0.5%    -0.5%    -0.3%          21.9%          64.1%
                                                          ------   ------   -----
Income before taxes                                         1.7%     1.0%     1.3%         110.7%         -18.2%
Income tax provision (benefit)                              0.7%     0.4%    -0.3%         108.1%        -246.3%
                                                          ------   ------   -----
Net income before cumulative effect of SAB 101 adoption     1.0%     0.6%     1.6%         112.5%         -59.5%
Cumulative effect of SAB 101 adoption                       0.0%     0.0%     0.0%           0.0%        -100.0%
                                                          ------   ------   -----
Net income                                                  1.0%     0.6%     1.6%         112.5%         -57.7%
                                                          ======   ======   =====

     The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

Product Category
                             ---------------   ---------------   ---------------
(Dollars in millions)             2002              2001              2000
                             ---------------   ---------------   ---------------
Hardware                     $673.7    72.1%   $570.3    72.8%   $507.0    74.8%
Software                      196.4    21.0%    158.3    20.2%    131.5    19.4%
Services                       64.6     6.9%     54.9     7.0%     39.3     5.8%
                             ------    ----    ------    ----    ------    ----
Total                        $934.7     100%   $783.5     100%   $677.8     100%
                             ======    ====    ======    ====    ======    ====
Contract Vehicles
                             ---------------   ---------------   ---------------
(Dollars in millions)             2002              2001              2000
                             ---------------   ---------------   ---------------
GSA Schedules                $276.0    30.4%   $238.4    30.4%   $230.6    34.0%
IDIQ Contracts                388.7    45.4%    355.5    45.4%    327.1    48.2%
Open Market                   107.0    17.0%    133.3    17.0%     79.7    11.8%
Subcontracts and
      Other Contracts         163.0     7.2%     56.3     7.2%     40.4     6.0%
                             ------    ----    ------    ----    ------    ----
Total                        $934.7     100%   $783.5     100%   $677.8     100%
                             ======    ====    ======    ====    ======    ====

Top 5 Vendors
                             ---------------   ---------------   ---------------
(Dollars in millions)             2002              2001              2000
                             ---------------   ---------------   ---------------
HP                           $167.7    17.9%   $188.5    24.1%   $201.3    29.7%
Panasonic                     123.5    13.2%     92.4    11.8%     93.3    13.7%
Cisco                         114.9    12.3%     80.4    10.3%     37.2     5.5%
Sun                           110.6    11.8%     63.0     8.0%     53.4     7.9%
Microsoft                      95.6    10.2%     88.0    11.2%     63.7     9.4%
Other                         322.4    34.6%    271.2    34.6%    228.9    33.8%
                             ------    ----    ------    ----    ------    ----
Total                        $934.7     100%   $783.5     100%   $677.8     100%
                             ======    ====    ======    ====    ======    ====

During 2002 HP and Compaq finalized their merger. Thus, in the vendor tables above we have combined HP and Compaq in all periods shown for comparison purposes.

2002 Compared with 2001

     Sales. Sales consist of revenues from products delivered and services rendered, net of allowances for customer returns and credits. Net sales in 2002 increased $151.2 million, or 19.3% over 2001. Sales increased in most product and contract categories. The largest increase was an approximately $106.7 million increase in sales made under the Subcontracts and Other Contracts category. This increase is primarily due to increase in volume on subcontracts with prime contractors, specifically on the FBI's Trilogy contract. Increased sales under a distribution agreement with a major vendor also contributed to the increase in Subcontracts and Other Contracts category. The $33.2 million increase in sales in the IDIQ Contracts category is primarily related to increased sales under established contract vehicles. IDIQ Contracts sales were also helped by sales from a new contract awarded to the Company in 2002. The GSA Schedule category increased $37.6 million due primarily to the Government converting some of the Company's legacy IDIQ contracts to BPA contracts at contract renewal. This caused a shift in sales from the IDIQ category to the BPA Contracts category during 2002. The Company was also awarded several new BPA contracts during 2002 that also contributed to the increase in BPA Contract sales. Open Market sales decreased $26.3 million primarily due to the Company's customers taking advantage of the Company's expanding and mature contract portfolio.

     Backlog. The Company recognizes an order in its backlog at the time it receives and accepts a written customer purchase order. The Company's Total Backlog includes orders that have not shipped ("Unshipped Backlog") as well as orders that have shipped but cannot be recognized as revenue at the period end. Total Backlog at December 31, 2002, was approximately $91.3 million compared to $76.6 million at December 31, 2001. Unshipped Backlog at December 31, 2002, was approximately $82.6 million compared to $67.3 million at December 31, 2001. Backlogs fluctuate significantly from quarter to quarter because of the seasonality of Government ordering patterns and fluctuations in inventory availability of various products.

     Gross Margin. Gross margin increased $12.5 million, or 19.2%, to $77.6 million from $65.1 million in 2001 due primarily to the 19.3% increase in sales for the year. Gross margin as a percentage of sales remained flat at 8.3% in 2002 and 2001.

     Operating Expenses. Net operating expenses for the year ended December 31, 2002 increased $5.1 million to $66.5 million for 2002 as compared to $61.4 million for 2001. The increase in operating expenses is due primarily to an increase in commission expense as a result of increased sales; an increase in other performance based incentives; and an increase in sales and technology team personnel expense. Expressed as a percentage of total sales, net operating expenses decreased to 7.1% from 7.8% in the previous year. Operating expenses reflect the favorable impact of vendor sales support funds. Before the application of these funds, operating expenses were $79.2 million, or 8.5% of sales, as compared to $70.0 million, or 8.9% of sales, for 2001.

     During the fourth quarter of 2002, the Company determined that it was remote that certain accrued obligations would need to be paid. Accordingly, the associated obligation of $1.4 million has been reversed and as a result operating expenses have been reduced.

     Interest and Other Income, Net. Net interest and other income is the amount of interest income, prompt payment discounts, and other income partially offset by interest expense on borrowings. Net interest and other income increased by approximately $813,000, from $3.7 million to $4.5 million, or 21.9%, in 2002 compared to 2001. Interest income increased by $316,000 and interest expense decreased $116,000 over 2001. The increase in interest income is primarily due to a $1.4 million increase in prompt payment discounts partially offset by a $749,000 decrease in interest income from lease receivables. Other income increased $381,000 due primarily to a $500,000 gain on the sale of equipment leases in the first quarter of 2002.

     Income Taxes. The Company's effective tax rate in 2002 was 39.1% resulting in a tax provision of $6.1 million in 2002. The Company anticipates that its ongoing effective tax rate to remain approximately 39%.

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

     The increase of $7.7 million in the Company's GSA schedules is due to sales on the newly awarded Army ADMC BPA and Federal Reserve Bank BPAs. Net sales directly off the GSA Schedule fell $17.6 million due to less reliance on the GSA schedule as a result of a broader contract base which gave the Company and its customers greater flexibility.

     Backlog. The Company recognizes an order in its backlog at the time it receives and accepts a written customer purchase order. The Company's Total Backlog includes orders that have not shipped

("Unshipped Backlog") as well as orders that have shipped but cannot be recognized as revenue at the period end. Total Backlog at December 31, 2001, was approximately $76.6 million compared to $71.0 million at December 31, 2000. Unshipped Backlog at December 31, 2001, was approximately $67.3 million compared to $62.7 million at December 31, 2000. Backlogs fluctuate significantly from quarter to quarter because of the seasonality of Government ordering patterns and fluctuations in inventory availability of various products.

     Gross Margin. Gross margin increased $5.0 million, or 8.3%, to $65.1 million from $60.1 million in 2000. Gross margin as a percentage of sales decreased to 8.3% in 2001, as compared to a gross margin of 8.9% in 2000. Gross margin as a percentage of sales was lower in 2001 versus 2000 due to a shift from higher margin customer-specific IDIQ contracts to lower margin GSA contract vehicles, government-wide acquisition contracts ("GWACs"), and other lower margin contracts. Margins were also affected by a shift in contract vehicles from sole-source and dual award IDIQ vehicles to vehicles where multiple vendors are on contract, increasing competition. Warranty administration, inventory management, and freight costs as a percentage of sales were substantially unchanged for the year ending December 31, 2001, compared with the previous year.

     Operating Expenses. Total operating expenses for 2001 increased $8.1 million, or 15.2%, to $61.4 million from $53.3 million in 2000, however they decreased as a percentage of sales to 7.8% from 7.9%. This increase in operating expense primarily reflects the Company's implementation of its plan to hire additional sales personnel intended to achieve increased sales in 2001 and beyond.

     Interest and Other Income, Net. Net interest income is the amount of interest income and prompt payment discounts partially offset by interest expense on borrowings. Net interest income increased by $1.4 million, from $2.3 million to $3.7 million, or 64.1%, in 2001 compared to 2000. Interest income increased by $1.3 million and interest expense decreased $153,000 over 2000. The increase in interest income is primarily due to a $1.6 million increase in interest income from lease receivables partially offset by a $280,000 decrease in other interest income.

     Income Taxes. The Company's effective tax rate in 2001 was 39.6% resulting in a tax provision of $2.9 million in 2001. The Company anticipates that its ongoing effective tax rate will be approximately 40%.

Critical Accounting Policies

     We have included below our policies that are both important to our financial condition and operating results, and require management's most subjective and complex judgments in determining the underlying estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, as they require assumptions that are inherently uncertain.

     Cash and Cash Equivalents. The Company considers all investments with maturity of three months or less on their acquisition date to be cash equivalents.

     Revenue Recognition. We recognize revenue from hardware product sales when the title to the products sold passes to the customer, with provisions established for estimated product returns. Based on our standard shipping terms, title generally passes upon the customer's receipt of the products. We recognize revenues under sales type lease arrangements in accordance with the provisions of Statement of Financial Accounting Standards "SFAS" No. 13, "Accounting for Leases." We recognize revenue from software products in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Revenue from software product sales is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed or determinable and collection is probable. We recognize net revenues from sales of third party software maintenance contracts at the time of the sale.

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

     Inventories. We value our inventory at the lower of average cost or market value of the inventory. Whenever possible, we order inventory only as needed. However, we do maintain inventory related to certain products or vendors. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based on assumptions about future demand and market conditions. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we will be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

     Long-Lived Assets. Long-lived assets, consisting primarily of property and equipment and capitalized software, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." We determine impairment by comparing the carrying value of these long-lived assets to a probability weighted estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition. The cash flow projections used to make this assessment is consistent with the cash flow projections we use internally to assist us in making key decisions. If we determine that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.

     Warranties. We offer warranties on sales under certain products specific to the terms of the customer agreements. Our standard warranties require us to repair or replace defective products reported to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs at the time of sale based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair products sold, could have a material adverse impact on our operating results for the period or periods in which such events occur.

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

     In July of 2002, the FASB issued SFAS No., 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement No. 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations of liquidity.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting

Research Bulletin No. 51, "Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The Company is currently in the process of evaluating what impact, if any, FIN 46 will have on its financial condition, results of operations or liquidity.

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

Seasonal Fluctuations and Other Risk Factors

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also affect the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the Government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award and shipments of products under government contracts, price competition in the industry, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

     In December 1999, the Company purchased $1.7 million of business intelligence software. Contractually, the Company has the right to sell this business intelligence software to various Government agencies through June 30, 2003. Through December 31, 2002, the Company had sold approximately $300,000 of this product. Based on its sales history and the continued challenges with selling this product, the Company's management believes that the remaining $1.4 million of the business intelligence software inventory was impaired and as a result wrote off the remaining unsold balance in 2002.

Liquidity and Capital Resources

     During 2002, the Company's operating activities provided approximately $13.5 million of cash, compared to $3.2 million used by operations in 2001. Sources of cash provided by operating activities in 2002 include a reduction in lease receivables of $28.9 million and merchandise inventories of $5.4 million, and an increase in accrued liabilities and warranty liabilities of $2.4 million offset by reductions in accounts payable of $28.9 million and an increase in other assets of $5.9 million. Accounts receivable are substantially unchanged year-over-year, however trade accounts receivable increased $5.7 million due to increased sales. The increase in trade accounts receivable was partially offset by a decrease of $4.5 in various receivables due from vendors. The cash generated from lease receivables resulted from the sale of equipment leases during the first quarter of 2002. The increase in other assets was primarily due to a strategic prepaid inventory arrangement for $5.9 million at December 31, 2002. The decrease in accounts payable was primarily due to management taking advantage of strategic inventory pre-buys and prompt payment discounts during 2002.

     Investing activities used cash of approximately $3.9 million in 2002 primarily for the Company's investment in software for a new fulfillment system, designed to improve efficiency throughout the Company. The Company is internally developing software to replace its current fulfillment system. As of December 31, 2002, the Company has capitalized approximately $4.6 million dollars under this project.

     The Company's financing activities used approximately $9.8 million of cash during 2002 due to payments under its line-of-credit of $12.6 million and $797,000 used to repurchase the common stock of the Company partially offset by $3.7 million in proceeds from stock options exercised.

     The Company has a revolving line of credit (the "Revolver") with a group of banks, which allows for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company has a separate facility with a bank for inventory financing of vendor products (the "Wholesale Financing Facility"), which allows for borrowings up to $60.0 million during its highest seasonal period. Combined the Revolver and the Wholesale Financing Facility (the "Credit Facilities") allow the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Credit Facilities coincides with the seasonality of the Company's business and allows the Company to minimize banking fees. The interest rate under the Credit Facilities is a rate indexed to the London Interbank Offered Rate (LIBOR).

     As of December 31, 2002, 2001, and 2000, the Company's interest rate on the Revolver was 3.13%, 3.68%, and 8.40%, respectively. Amounts due to the banks of $7.5 million as of December 31, 2002 are classified as current liabilities down from $20.2 million as of December 31, 2001. The available portion of the Credit Facility was approximately $42.5 million at December 31, 2002, up from $29.8 million at December 31, 2001.

     Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the Company's operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the purchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. At December 31, 2002, the Company was in compliance with all financial covenants set forth in the credit facility.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has a $50.0 million Credit Facility indexed at LIBOR plus 1.75%. This variable rate Credit Facility subjects the Company to potential cash flow exposure resulting from changes in interest rates. For example, a one percent increase in interest rates would increase annual interest expense by approximately $75,000, based on debt levels at December 31, 2002.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     Except for historical information, all of the statements, expectations and assumptions contained in the foregoing material are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended) that involve a number of risks and uncertainties. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Private Securities Reform Act of 1995, as amended, and by other applicable securities laws. It is possible that the assumptions made by management - including, but not limited to, those relating to favorable gross margins, a favorable mix of contracts, benefits of a more efficient operation, future contract awards, returns on new product programs, profitability, and increased control of operating costs - may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to revise publicly the forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on the Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements and Schedule of GTSI Corp. and Subsidiary are filed as part of this Form 10-K. Supplemental unaudited quarterly financial data is included in Note 11 of Notes to Consolidated Financial Statements.

Index to Financial Statements and Schedule                                                     Page
Financial Statements:

   Report of Independent Public Accountants                                                   24-25

   Consolidated Balance Sheets as of December 31, 2002 and 2001                                  26

   Consolidated Statements of Operations for the years ended December 31, 2002,
   2001 and 2000                                                                                 27

   Consolidated Statements of Changes in Stockholders' Equity for the years ended                28
   December 31, 2002, 2001 and 2000

   Consolidated Statements of Cash Flows for the years ended December 31, 2002,                  29
   2001 and 2000

   Notes to Consolidated Financial Statements                                                 30-46

Schedule:

   Schedule II - Valuation and Qualifying Accounts                                               46

Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

                         Report of Independent Auditors

To the Board of Directors and Stockholders of GTSI Corp.:

     We have audited the accompanying consolidated balance sheet of GTSI Corp. and subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item
8. These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit. The consolidated financial statements and schedule of GTSI Corp. and subsidiary as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by auditors who have ceased operations and whose report dated February 14, 2002 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTSI Corp. and subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/ Ernst & Young LLP

McLean, Virginia
January 30, 2003

                    Report of Independent Public Accountants

To GTSI Corp.:

     We have audited the accompanying consolidated balance sheet of GTSI Corp. and subsidiary (GTSI Corp., formerly Government Technology Services, Inc., a Delaware corporation) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ending December 31, 2001 and 2000. These financial statements are the responsibility of GTSI Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTSI Corp. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ending December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

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

                                                /S/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 14, 2002

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the GTSI Corp. filing on Form 10-K for the year ended December 31, 2001. Arthur Andersen LLP has not reissued this audit report in connection with this filing on Form 10-K. (See Exhibit 23.2 for further discussion).

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
(In thousands, except share amounts)                                                  2002         2001
                                                                                   ---------    ---------
ASSETS

Current assets:
   Cash                                                                            $      32    $     114
   Accounts receivable, net                                                          139,164      138,385
   Leases receivable, current, net                                                       308       11,781
   Merchandise inventories                                                            56,039       61,434
   Other current assets                                                               15,080       10,238
                                                                                   ---------    ---------
         Total current assets                                                        210,623      221,952

Property and equipment, net                                                           11,707       11,974
Leases receivable, net of current portion, net                                            --       17,378
Other assets                                                                           2,588        1,148
                                                                                   ---------    ---------
         Total assets                                                              $ 224,918    $ 252,452
                                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                                                          $   7,539    $  20,186
   Accounts payable                                                                  122,432      151,379
   Accrued liabilities                                                                13,412        8,977
   Accrued warranty liabilities                                                        4,404        6,442
                                                                                   ---------    ---------
         Total current liabilities                                                   147,787      186,984

Other liabilities                                                                      1,640        2,403
                                                                                   ---------    ---------
         Total liabilities                                                           149,427      189,387
                                                                                   ---------    ---------
Commitments and contingencies
Stockholders' equity
   Preferred stock -  $0.25 par value, 680,850 shares authorized;
   none issued or outstanding
                                                                                          --           --
   Common stock - $0.005 par value 20,000,000 shares authorized,
   9,806,084 issued and 8,609,938 outstanding at December 31, 2002; and
   20,000,000 shares authorized, 9,806,084 issued and 8,162,612 outstanding at December 31, 2001
                                                                                          49           49
   Capital in excess of par value                                                     44,439       43,434
   Retained earnings                                                                  36,952       27,419
   Treasury stock, 1,196,146 shares at December 31, 2002 and 1,643,472 shares at
   December 31, 2001, at cost                                                         (5,949)      (7,837)
                                                                                   ---------    ---------
         Total stockholders' equity                                                   75,491       63,065
                                                                                   ---------    ---------
         Total liabilities and stockholders' equity                                $ 224,918    $ 252,452
                                                                                   =========    =========

        The accompanying notes are an integral part of these consolidated balance sheets.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        For the years ended December 31,
(In thousands, except per share amounts)                                                 2002         2001         2000
                                                                                      ---------    ---------    ---------
Sales                                                                                 $ 934,730    $ 783,496    $ 677,754

Cost of sales                                                                           857,105      718,370      617,621
                                                                                      ---------    ---------    ---------

Gross margin                                                                             77,625       65,126       60,133

Operating expenses                                                                       66,499       61,409       53,316
                                                                                      ---------    ---------    ---------

Income from operations                                                                   11,126        3,717        6,817

   Interest and other income                                                              5,198        4,501        3,206
   Interest expense                                                                        (678)        (794)        (947)
                                                                                      ---------    ---------    ---------
Interest and other income, net                                                            4,520        3,707        2,259
                                                                                      ---------    ---------    ---------

Income before income taxes                                                               15,646        7,424        9,076

Income tax provision (benefit)                                                            6,113        2,938       (2,008)
                                                                                      ---------    ---------    ---------

Net income before cumulative effect of SAB No. 101 adoption                               9,533        4,486       11,084

Cumulative effect of SAB No. 101 adoption                                                    --           --         (467)
                                                                                      ---------    ---------    ---------

Net income                                                                            $   9,533    $   4,486    $  10,617
                                                                                      =========    =========    =========

Net income per common share
   Basic
      Basic net income per share before cumulative effect of SAB No. 101 adoption     $    1.15    $    0.55    $    1.23
      Cumulative effect per share of SAB No. 101 adoption                                    --           --        (0.05)
                                                                                      ---------    ---------    ---------
      Basic net income per share                                                      $    1.15    $    0.55    $    1.18
                                                                                      =========    =========    =========
   Diluted
      Diluted net income per share before cumulative effect of SAB No. 101 adoption   $    1.04    $    0.50    $    1.20
      Cumulative effect per share of SAB No. 101 adoption                                    --           --        (0.05)
                                                                                      ---------    ---------    ---------
      Diluted net income per share                                                    $    1.04    $    0.50    $    1.15
                                                                                      =========    =========    =========

Weighted average common shares outstanding
   Basic                                                                                  8,302        8,144        9,021
                                                                                      =========    =========    =========
   Diluted                                                                                9,156        9,049        9,225
                                                                                      =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   For the years ended December 31, 2002, 2001, and 2000
                               ------------------------------------------------------------------------------------
                               Preferred Stock    Common Stock
                               ---------------------------------   Capital in                            Total
                               Shares            Shares            Excess of    Earnings   Treasury   Stockholders'
(In thousands)                 Issued   Amount   Issued   Amount       Par      Retained     Stock       Equity
                               ------------------------------------------------------------------------------------
Balance, December 31, 1999       --     $   --    9,806   $   49   $   43,687   $ 12,316   $ (2,856)    $ 53,196

Stock options exercised          --         --       --       --          (81)        --        616          535

Employee stock purchase plan     --         --       --       --         (122)        --        300          178

Common stock repurchase          --         --       --       --           --         --     (6,046)      (6,046)

Net income                       --         --       --       --           --     10,617         --       10,617
                               ------------------------------------------------------------------------------------

Balance, December 31, 2000       --     $   --    9,806   $   49   $   43,484   $ 22,933   $ (7,986)    $ 58,480
                               ====================================================================================

Stock options exercised          --         --       --       --           49         --      2,425        2,474

Employee stock purchase plan     --         --       --       --          (99)        --        571          472

Common stock repurchase          --         --       --       --           --         --     (2,847)      (2,847)

Net income                       --         --       --       --           --      4,486         --        4,486
                               ------------------------------------------------------------------------------------

Balance, December 31, 2001       --     $   --    9,806   $   49   $   43,434   $ 27,419   $ (7,837)    $ 63,065
                               ====================================================================================

Stock options exercised          --         --       --       --          885         --      2,298        3,183

Employee stock purchase plan     --         --       --       --          120         --        387          507

Common stock repurchase          --         --       --       --           --         --       (797)        (797)

Net income                       --         --       --       --           --      9,533         --        9,533
                               ------------------------------------------------------------------------------------

Balance, December 31, 2002       --     $   --    9,806   $   49   $   44,439   $ 36,952   $ (5,949)    $ 75,491
                               ====================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the years ended December 31,
(In thousands)                                           2002        2001        2000
                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  9,533    $  4,486    $ 10,617
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Cumulative effect of SAB No. 101 adoption                 --          --         467
   Depreciation and amortization                          3,543       4,407       3,934
   Loss on disposal of property and equipment               593          26         134
   Deferred taxes                                          (421)      1,573      (4,334)
   (Decrease) increase in cash due to changes in
   assets and liabilities:
      Accounts receivable                                  (779)     (6,605)    (12,404)
      Leases receivable                                  28,851     (20,391)     (8,768)
      Merchandise inventories                             5,395      (7,864)     (6,751)
      Other assets                                       (5,860)      7,079      (8,809)
      Accounts payable                                  (28,946)     17,308      30,200
      Accrued liabilities and warranty liabilities        2,397      (3,525)      4,276
      Other liabilities                                    (763)        258        (974)
                                                       --------    --------    --------
Net cash provided by (used in) operating activities:     13,543      (3,248)      7,588
                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (3,871)     (3,577)     (4,271)
                                                       --------    --------    --------
Net cash used in investing activities:                   (3,871)     (3,577)     (4,271)
                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payment of) bank notes, net           (12,647)      8,261       2,446
   Payment of notes payable                                  --      (1,500)       (500)
   Purchase of treasury stock                              (797)     (2,847)     (6,046)
   Proceeds from employee stock purchase plan               507         472         178
   Proceeds from exercises of stock options               3,183       2,474         535
                                                       --------    --------    --------
Net cash (used in) provided by financing activities:     (9,754)      6,860      (3,387)
                                                       --------    --------    --------
Net increase (decrease) in cash                             (82)         35         (70)
Cash at beginning of year                                   114          79         149
                                                       --------    --------    --------
Cash at end of year                                    $     32    $    114    $     79
                                                       ========    ========    ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                         $    770    $    907    $  1,429
      Income taxes                                     $  4,347    $  2,509    $     --

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     GTSI Corp. ("GTSI", or the "Company", formerly named Government Technology Services, Inc.) operates in a single business segment and resells hardware, software and peripherals to agencies of federal, state and local governments (the "Government"). Business activities also include sales to systems integrators, prime contractors and other companies reselling information technology to various government agencies. In August 1994, GTSI acquired all of the outstanding shares of common stock of Falcon Microsystems, Inc. ("Falcon"). GTSI and Falcon are hereinafter referred to as the "Company."

     On February 12, 1998, the Company entered into and closed on an Asset Purchase Agreement with BTG, Inc., and two of its subsidiaries (collectively, "BTG") under which the Company acquired substantially all of the assets of the BTG division that resells computer hardware, software and integrated systems to the Government (the "BTG Division"). The acquisition was financed by the payment of cash of approximately $9.7 million and the issuance of 15,375 shares of Series C 8% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), having a liquidation preference of $15.4 million. On May 12, 1998, the Company's stockholders approved a proposal to convert the Series C Preferred Stock into 3,000,000 shares of Common Stock valued at $5.125 per share. The acquisition of the BTG Division was accounted for using the purchase method of accounting. The financial statements include the results of operations of the BTG Division since the acquisition date.

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

1.   Summary of Significant Accounting Policies

     Consolidation. The consolidated financial statements include the accounts of GTSI and its wholly owned subsidiary, Falcon. All significant intercompany accounts and transactions are eliminated in consolidation.

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

     The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Consistent with the requirements under SAB No. 101, EITF No. 99-19 provides guidance regarding the income statement presentation of revenue based on either (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee. Beginning with the fourth quarter of 2000, and on a retroactive basis for all periods presented, the accompanying financial statements have been reclassified to reflect the provisions of EITF No. 99-19. Adoption of EITF No. 99-19 had no impact on our reported gross margin or net income, but merely resulted in the reduction of previously reported sales and cost of sales for our resold software maintenance agreements of approximately $13.4 million for 2000.

     Fair Value of Financial Instruments. At December 31, 2002 and 2001, the recorded values of financial instruments such as accounts receivable and payable and notes payable to banks approximated their fair values, based on the short-term maturities of these instruments. As of December 31, 2002 and 2001, the Company believes the carrying amount of its current and long-term lease receivables approximates its fair value since the lease receivables are discounted at an interest rate that approximates market.

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

     Sales of Lease Receivables. The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of SFAS No. 13, "Accounting for Leases," and accordingly, recognizes current and long-term lease receivables, net of unearned finance income on the accompanying balance sheets. The Company periodically sells lease receivables to various unrelated financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $49.0 million and $39.8 million, in 2002 and 2001 respectively, were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying balance sheets.

     A $500,000 gain on the sales of certain of the Company's lease receivables is included in interest and other income in the accompanying statements of operations for the year ended December 31, 2002.

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

     Impairment of Long-Lived Assets. Long-lived assets, consisting primarily of property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company determines impairment by comparing the carrying value of these long-lived assets to a probability weighted estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition. In the event the Company determines that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.

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

     Earnings Per Share. In accordance with SFAS No. 128, "Earnings Per Share," the Company presents basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ended December 31, 2002, 2001 and 2000, diluted weighted average common shares outstanding includes the dilutive effect of options if exercised of 854,000, 905,000 and 204,000 shares, respectively.

     Interest and Other Income, Net. For the years ended December 31, 2002, 2001, and 2000, interest and financing income includes $3.6 million, $2.2 million, and $2.1 million, respectively, of financing income earned on prompt payment of vendor invoices and $1.4 million, $1.7 million, and $ 0.1 million, respectively, of interest income from lease receivables.

     A $500,000 gain on the sales of certain of the Company's lease receivables is included in interest and other income in the accompanying balance sheets.

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

     Concentration of Credit Risk. The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 2002, the Company sold products or services to thousands of different customers, including to most agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. In 2002, the Company had sales to a single system integrator, which is a prime contractor to the Government in excess of 9% of the Company's net sales for 2002. In addition, aggregate 2002 sales to the Government's Departments of the Army, Navy and Air Force were 16.3%, 7.1% and 10.6%, respectively, of GTSI's 2002 sales.

     Outstanding Checks. Included in accounts payable at December 31, 2002 and 2001, are approximately $6.9 million and $11.9 million, respectively, which represent checks that have been issued but have yet to clear the bank.

     New Accounting Pronouncements. In June 2001 the Financial Accounting Standards Board (FASB) approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and certain intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company's adoption of these standards did not have a material effect on its consolidated financial statements or its results of operations.

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

     In July 2002, the FASB issued SFAS No., 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement No. 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations of liquidity.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The Company is currently in the process of evaluating what impact, if any, FIN 46 will have on its financial condition, results of operations or liquidity.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock -based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

     Had compensation costs for the Company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                      2002      2001      2000
                                                     ------   -------   -------
Net income - as reported                             $9,533   $ 4,486   $10,617

Add: Total stock-based employee
compensation expense as reported under
intrinsic value method (APB No. 25) for all
awards, net of related tax effects                       --        --        --

Deduct: Total stock-based employee
compensation expense determined under fair
value based method (SFAS No. 123) for all
awards, net of related tax effects                     (978)   (1,061)     (920)

Net income - pro forma                               $8,555   $ 3,425   $ 9,697
Net income per share - as reported (basic)             1.15      0.55      1.18
Net income per share - as reported (diluted)           1.04      0.50      1.15
Net income per share - pro forma (basic)               1.03      0.42      1.08
Net income per share - pro forma (diluted)             0.93      0.38      1.05

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  2002        2001        2000
                                               ---------   ---------   ---------
Average expected life                          4.0 years   4.4 years   5.0 years
Risk free interest rate                            2.53%       4.50%       4.95%
Volatility                                        77.95%       75.9%       75.9%
Dividend yield                                        --         --           --

2.   Accounts Receivable

     The composition of accounts receivable as of December 31, 2002 and 2001, is as follows (in thousands):

                                                            2002         2001
                                                         ---------    ---------
Trade accounts receivable                                $ 122,765    $ 117,815
Vendor and other receivables                                17,233       21,983
                                                         ---------    ---------
                                                           139,998      139,798
          Less: Allowance for uncollectible accounts     $    (834)   $  (1,413)
                                                         ---------    ---------
Accounts receivable, net                                 $ 139,164    $ 138,385
                                                         =========    =========

3.   Lease Receivables

     The Company sold products to certain customers under sales-type lease arrangements. Leasing arrangements were for two to three years and carry market interest rates ranging from 7.83 to 10.20 percent. Total future minimum lease payments and unearned finance income due under the sales-type leases are as follows (in thousands):

                                                        Unearned
                                          Total Lease    Finance   Net Principle
                                         Payments Due    Income         Due
                                         ------------   --------   -------------
2003                                          $347        $ 39         $308
                                              ----        ----         ----
Total lease receivables                       $347        $ 39         $308
                                              ====        ====         ====

4.   Property and Equipment

     The composition of property and equipment as of December 31, 2002 and 2001, is as follows (in thousands):

                                                           2002          2001
                                                           ----          ----
Office furniture and equipment                           $ 11,885      $ 11,066
Computer software                                          15,938        15,289
Leasehold improvements                                      4,960         4,832
                                                         ----------------------
                                                           32,783        31,187
Less accumulated depreciation and amortization            (21,076)      (19,213)
                                                         ----------------------
Property and equipment, net                              $ 11,707      $ 11,974
                                                         ======================
Depreciation and amortization expense                    $  3,543      $  4,407
                                                         ======================

     Depreciation and amortization expense on property and equipment and leasehold improvements was $3.5 million, $4.4 million, and $3.9 million, in 2002, 2001, and 2000, respectively. During 2002 the Company replaced its website and disposed of the old website. The remaining book value of the old website of approximately $580,000 was written off during the second quarter of 2002.

5.   Internal Software

     The Company is internally developing software to replace its current fulfillment system. As of December 31, 2002 the Company has capitalized approximately $4.6 million dollars under this project.

     The Company policy capitalizes qualifying computer software costs incurred for software developed for internal use during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Costs incurred during the application development stage include designing software configuration and interfaces, coding, installing software, and testing. These costs include both external direct costs and internal costs. Costs incurred outside of the application development stage are expensed as incurred.

6.   Notes Payable to Banks

     The Company has a revolving line of credit (the "Revolver") with a group of banks, which allows for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company has a separate facility with a bank for inventory financing of vendor products (the "Wholesale Financing Facility"), which allows for borrowings up to $60.0 million during its highest seasonal period. Combined, the Revolver and the Wholesale Financing Facility (the "Credit Facilities") allow the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Credit Facilities coincides with the seasonality of the Company's business and allows the Company to minimize banking fees. The interest rate under the Credit Facilities is a rate indexed to the London Interbank Offered Rate (LIBOR).

     As of December 31, 2002, 2001, and 2000, respectively, the Company's interest rate on the Revolver was 3.13%, 3.68%, and 8.40%, respectively. Amounts due to the banks of $7.5 million as of December 31, 2002 are classified as current liabilities down from $20.2 million as of December 31, 2001. The available portion of the Credit Facility was approximately $42.5 million at December 31, 2002, up from $29.8 million at December 31, 2001.

     Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the Company's operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the purchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. At December 31, 2002, the Company was in compliance with all financial covenants set forth in the credit facility. The following information pertains to the notes payable to banks for the years ended December 31, 2002, 2001, and 2000 (dollars in thousands):

                                                              2002   2001   2000
                                                              ----   ----   ----

     Weighted average interest rate........................   3.5%   5.7%   8.2%

7.   Income Taxes

     The components of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

                                            2002           2001           2000
                                          -------        -------        -------
Current taxes :
   Federal                                $ 5,769        $ 1,079        $ 1,923
   State                                      765            287            403
                                          -------        -------        -------

                                            6,534          1,366          2,326
Deferred taxes:
   Federal                                   (372)         1,398         (4,063)
   State                                      (49)           174           (271)
                                          -------        -------        -------
                                             (421)         1,572         (4,334)
                                          -------        -------        -------
Income tax (benefit)                      $ 6,113        $ 2,938        $(2,008)
                                          =======        =======        =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. As of December

31, 1999, the Company had a valuation allowance of $5.0 million against its net deferred tax assets. In the fourth quarter of 2000, the Company, after its third consecutive year of positive earnings, concluded that a valuation allowance against its net deferred tax assets was no longer necessary as the future realizability of these assets was now more likely than not. Accordingly, the valuation allowance was eliminated. Significant components of the Company's deferred taxes as of December 31, 2002 and 2001 were as follows (in thousands):

                                                                 December 31,
                                                            --------------------
                                                              2002         2001
                                                            --------------------
Deferred tax assets:
   Accounts receivable and inventory allowances             $   322      $   546
   Intangible assets                                          1,339        1,512
   Accrued warranty                                           1,701        2,460
   Bid and proposal costs                                       552          502
   Vacation accrual                                             431          388
   Depreciation                                                 674          368
   Rent abatement                                                96           97
   Other reserves                                               711          526
   Prepaid revenue                                              839           --
                                                            --------------------
         Total deferred tax assets                            6,665        6,399
                                                            --------------------
Deferred tax liabilities:
    Web site development costs                                1,302        1,457
                                                            --------------------
         Total deferred tax assets                            1,302        1,457
                                                            --------------------
Net deferred tax assets reported                            $ 5,363      $ 4,942
                                                            ====================

            The Company's effective tax rate for the years ended December 31, 2002, 2001, and 2000 differs from the statutory rate for federal income taxes as a result of the following factors:

                                                        2002     2001     2000
                                                        ----     ----     ----
Statutory rate                                          34.0%    34.0%    34.0%
State income taxes, net of Federal tax benefit           4.6%     4.6%     4.5%
Valuation allowance                                      0.0%     0.0%    -59.3%
Other                                                    0.5%     1.0%    -1.3%
                                                        ----     ----     ----
                                                        39.1%    39.6%    -22.1%
                                                        ====     ====     ====

8.   Stockholders' Equity

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

                                                                                    Weighted      Weighted
                                                                                    Average        Average
                                         Number of Option   Exercise Price Per   Exercise Price   Remaining
                                               Shares              Share            Per Share        Life
-----------------------------------------------------------------------------------------------------------
1997 Plan:
   Outstanding at December 31, 1999               275,925           $2.88-5.38           $ 4.52
      Granted                                      57,000           $3.25-5.22           $ 3.60
      Forfeited or canceled                       (49,625)          $3.31-5.31           $ 4.70
      Exercised                                    (3,333)               $2.88           $ 2.88
   Outstanding at December 31, 2000               279,967           $2.88-5.38           $ 4.23
      Granted
      Forfeited or canceled                       (13,792)          $2.88-4.88           $ 3.41
      Exercised                                  (112,917)          $2.88-5.38           $ 4.42
   Outstanding at December 31, 2001               153,258           $2.88-5.25           $ 4.16
      Granted                                      33,000          $7.93-11.06           $ 9.15
      Forfeited or canceled                        (6,750)          $3.13-4.50           $ 3.49
      Exercised                                   (93,583)          $2.88-5.25           $ 4.37
   Outstanding at December 31, 2002                85,925          $2.88-11.06           $ 5.90         5.0
-----------------------------------------------------------------------------------------------------------
1996 Plan:
   Outstanding at December 31, 1999             1,254,000           $2.88-5.44           $ 4.22
      Granted                                     463,000           $2.81-3.31           $ 3.21
      Forfeited or canceled                      (254,000)          $2.88-5.25           $ 4.24
      Exercised                                   (10,750)          $3.13-3.75           $ 3.62
   Outstanding at December 31, 2000             1,452,250           $2.81-5.44           $ 3.91
      Granted                                     233,000           $4.00-6.40           $ 6.03
      Forfeited or canceled                       (55,916)          $2.88-4.00           $ 3.46
      Exercised                                  (252,084)          $2.88-5.25           $ 3.82
   Outstanding at December 31, 2001             1,377,250           $2.81-6.40           $ 4.30
      Granted                                     265,000          $8.00-13.67           $10.00
      Forfeited or canceled                       (43,000)          $3.25-6.40           $ 3.77
      Exercised                                  (262,233)          $2.88-6.40           $ 3.95
   Outstanding at December 31, 2002             1,337,017          $2.81-13.67           $ 5.52         4.9
-----------------------------------------------------------------------------------------------------------
1994 Plan:
   Outstanding at December 31, 1999               281,500          $2.88-13.44           $ 6.13
      Granted                                      35,000                $3.31           $ 3.31
      Forfeited or canceled                       (60,500)         $4.81-13.44           $ 7.71
      Exercised                                    (6,500)               $2.88           $ 2.88
   Outstanding at December 31, 2000               249,500          $2.88-12.88           $ 5.70
      Granted                                          --                   --           $ 0.00
      Forfeited or canceled                            --                   --           $ 0.00
      Exercised                                   (34,500)          $2.88-3.50           $ 3.24
   Outstanding at December 31, 2001               215,000          $2.88-12.88           $ 6.10
      Granted                                      98,000          $7.81-11.06           $ 9.29

      Forfeited or canceled                       (72,417)         $2.88-12.50           $ 5.42
      Exercised                                   (95,166)          $2.88-7.31           $ 4.56
   Outstanding at December 31, 2002               145,417          $2.88-12.88           $ 7.25         6.4
-----------------------------------------------------------------------------------------------------------
1986 Plan:
   Outstanding at December 31, 1999                57,000          $3.50-10.25           $ 4.33
      Granted                                          --                   --               --
      Forfeited or canceled                       (50,000)               $3.50           $ 3.50
      Exercised                                        --                   --               --
   Outstanding at December 31, 2000                 7,000               $10.25           $10.25
      Granted                                          --                   --               --
      Forfeited or canceled                        (7,000)              $10.25           $10.25
      Exercised                                        --                   --               --
   Outstanding at December 31, 2001                    --                   --               --
      Granted                                          --                   --               --
      Forfeited or canceled                            --                   --               --
      Exercised                                        --                   --               --
   Outstanding at December 31, 2002                    --                   --               --          --
-----------------------------------------------------------------------------------------------------------
Nonstatutory Stock Options:
   Outstanding at December 31, 1999             1,145,000          $3.13-10.50           $ 4.42
      Granted                                          --                   --               --
      Forfeited or canceled                       (50,000)         $3.13-10.50           $ 4.41
      Exercised                                  (100,000)               $3.75           $ 3.75
   Outstanding at December 31, 2000               995,000          $3.13-10.50           $ 4.47
      Granted                                     400,000           $3.81-6.76           $ 4.73
      Forfeited or canceled                       (87,500)          $3.81-5.25           $ 4.34
      Exercised                                  (147,500)          $3.75-5.25           $ 4.21
   Outstanding at December 31, 2001             1,160,000          $3.13-10.50           $ 4.60
      Granted                                     176,000          $7.81-11.06           $ 8.94
      Forfeited or canceled                        (9,000)               $7.81           $ 7.81
      Exercised                                        --                   --               --
   Outstanding at December 31, 2002             1,327,000          $3.13-11.06           $ 5.16         3.9
-----------------------------------------------------------------------------------------------------------
FOR ALL PLANS:
   Outstanding at December 31, 2002             2,895,359          $2.81-13.67           $ 5.45         4.7

       Outstanding and Exercisable by Price Range as of December 31, 2002

                  Options Outstanding                            Options Exercisable
-----------------------------------------------------------   -------------------------
                                      Weighted
                                       Average     Weighted                    Weighted
                        Number        Remaining    Average        Number        Average
Range of Exercise   Outstanding at   Contractual   Exercise   Exercisable at   Exercise
      Prices           12/31/02      Life-Years     Price        12/31/02        Price
-----------------   --------------   -----------   --------   --------------   --------
        2.81-2.85           75,000        4.4       $ 2.81          75,000      $  2.81
        2.85-4.28        1,521,684        3.8         3.64       1,246,434         3.68
        4.28-5.70          309,675        4.4         5.07         298,425         5.07
        5.70-7.13          333,000        5.5         6.27         153,000         6.25
        7.13-8.55          223,000        6.7         8.12          47,996         8.43
        8.55-9.98           85,000        8.2         8.75              --           --
       9.98-11.40          340,000        5.6        10.90         104,000        10.52
      12.83-13.67            8,000        4.9        13.37           3,000        12.88
-----------------        ---------   -----------    ------       ---------      -------
       2.81-14.25        2,895,359        4.7       $ 5.45       1,927,855      $  4.57
=================        =========   ===========    ======       =========      =======

     At December 31, 2002, in the 1997 Plan, options for 28,675 shares were exercisable and 4,242 options were available for grant; in the 1996 Plan, options for 884,263 shares were exercisable and 637,916 options were available for grant; in the 1994 Plan, options for 45,917 shares were exercisable and 717 options were available for grant; and in the 1986 Plan, no options for shares were exercisable.

     Stock Purchase Plan. The Company has established an Employee Stock Purchase Plan ("ESPP"). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee's compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. In the offering periods ended June 30, 2002 and December 31, 2002, employees purchased 63,269 and 77,858 shares, respectively, at prices of $6.67 and $6.67, respectively. In the offering periods ended June 30, 2001 and December 31, 2001, employees purchased 68,465 and 57,563 shares, respectively, at prices of $2.68 and $5.02, respectively. In the offering periods ended June 30, 2000 and December 31, 2000, employees purchased 27,221 and 43,007, respectively, at prices of $2.34 and $2.66, respectively. The weighted average fair market value of shares under the ESPP was $6.67, $3.75, and $2.53 in 2002, 2001, and 2000, respectively. The
Company has reserved 750,000 shares of common stock for the ESPP, of which 203,293 were available for future issuance as of December 31, 2002.

9.   Commitments and Contingencies

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

     In December 1999 the Company purchased $1.7 million of business intelligence software. Contractually, the Company has the right to sell this business intelligence software to various Government agencies through June 30, 2003. Through December 31, 2002, the Company has sold approximately

$300,000 of this product. Based on its sales history and the continued challenges with selling this product, the Company's management believes that the remaining $1.4 million of the business intelligence software inventory was impaired and as a result wrote off the remaining unsold balance in 2002.

     During the fourth quarter of 2002, the Company determined that it was remote that certain accrued obligations would need to be paid. Accordingly, the associated obligation of $1.4 million has been reversed and as a result operating expenses have been reduced.

     The Company leases office and warehouse space and various equipment under noncancelable operating leases.

     In October 1997, the Company executed a ten-year lease for an administrative facility consisting of approximately 100,500 square feet of new office space in Chantilly, Virginia. The agreement has one five-year option period and commenced on December 1, 1998. The Company is obligated under the lease agreement to provide to the landlord a letter of credit in the amount of $2.0 million as a security deposit for all tenant requested improvements associated with the lease. This deposit will be reduced by 10% per year, over the life of the lease. The Company recorded leasehold improvements in the amount of $2.0 million, as well as a liability for deferred rent of $2.0 million in conjunction with the build-out improvements. The asset and liability are being amortized over the life of the lease. The Company leases a warehouse and distribution facility in Chantilly, Virginia, in a separate 200,000 square-foot facility under a lease expiring in December 2006. In December 2002, GTSI expanded its office space by leasing approximately 34,000 square feet of office space in Chantilly, Virginia under a lease expiring in November 2005, with one two-year option and one one-year option. The Company also entered into a lease agreement on April 1, 1999 for a 20,000 square-foot distribution center in Chattanooga, Tennessee. The Company has exercised its one-year lease renewal option for the Chattanooga facilities effective April 1, 2002. Rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $2.0 million, $2.1 million, and $2.0 million, respectively. The Company also maintains a sales office in Germany and had entered into a lease agreement as of January 1, 1999 for a term of two years ending on December 31, 2000. The Company renewed this lease commitment as of January 1, 2002 and 2003 for one-year terms ending on December 31, 2002 and 2003, respectively.

     Collective future minimum lease payments as of December 31, 2002, are as follows (in thousands):

                                                       Operating
               Year ending December 31,                  Leases
               ------------------------                ---------
                       2003                             $ 2,440
                       2004                               2,656
                       2005                               2,655
                       2006                               2,081
                       2007                               1,295
                       Thereafter                         1,221
                                                        -------

               Total minimum lease payments             $12,348
                                                        =======

10.  401(k) Plan

     Effective April 1991, the Company adopted the Employees' 401(k) Investment Plan (the "Plan"), a savings and investment plan intended to be qualified under
Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). All employees of the Company who are at least 21 years of age and have completed at least six months of employment with the Company are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 15%) of their total compensation. Employee contributions are fully vested at all times. The Company, in its sole discretion, may make contributions in amounts, if any, as may be determined by the Board of Directors for the benefit of all participants. In 2002, 2001, and 2000 the Company contributed a total of $887,322, $799,847, and $662,164 to the Plan, respectively.

11.  Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information about operating segments to be presented in the financial statements and in condensed financial statements of interim periods. The Company has determined that through December 31, 2002, it operated as one business segment as defined by SFAS No. 131. In addition, the Company aggregates and reports revenues from products that have similar economic characteristics in their nature, production, and distribution process. The primary customer of the Company is the Federal Government, which under SFAS No. 131 is considered a single customer.

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

                                                                               2002 Quarters Ended
                                                ----------------------------------------------------------------------------------
                                                     March 31,              June 30,          September 30,        December 31,
                                                ------------------    ------------------    -----------------    -----------------
(In thousands, except per share data)
Sales                                           $ 176,743   100.0%    $ 200,992   100.0%    $ 276,846  100.0%    $ 280,149  100.0%
Cost of sales                                     162,232    91.8%      185,883    92.5%      254,485   91.9%      254,505   90.8%
Gross margin                                       14,511     8.2%       15,109     7.5%       22,361    8.1%       25,644    9.2%
Operating expenses                                 15,386     8.7%       14,427     7.2%       18,414    6.7%       18,272    6.5%
(Loss) income from operations                        (875)   -0.5%          682     0.3%        3,947    1.4%        7,372    2.6%
Interest income, net                               (1,770)   -1.0%         (611)   -0.3%       (1,288)  -0.5%         (851)  -0.3%
Income before income taxes                            895     0.5%        1,293     0.6%        5,235    1.9%        8,223    2.9%
Income tax provision                                  354     0.2%          521     0.3%        2,094    0.8%        3,144    1.1%
Net income                                            541     0.3%          772     0.4%        3,141    1.1%        5,079    1.8%

Net income per common share
    Basic:
          Basic net (loss) income per share     $    0.07             $    0.09             $    0.38            $    0.60
    Diluted:
          Diluted net (loss) income per share   $    0.06             $    0.08             $    0.32            $    0.54

Weighted average common shares
outstanding
     Basic                                          8,184                 8,265                 8,316                8,439
                                                =========             =========             =========            =========
     Diluted                                        9,518                 9,582                 9,723                9,402
                                                =========             =========             =========            =========

Contract Vehicles                                                               2002 Quarter Ended
                                                ----------------------------------------------------------------------------------
(Dollars in millions)                                March 31,              June 30,          September 30,        December 31,
                                                ------------------    ------------------    -----------------    -----------------
GSA Schedules                                      $ 35.0    19.8%       $ 64.1    31.9%       $ 97.5   35.2%       $ 79.4   28.3%
IDIQ Contracts                                       62.2    35.2%         80.5    40.0%        113.8   41.1%        132.1   47.1%
Open Market                                          19.1    10.8%         16.8     8.4%         33.4   12.1%         37.8   13.5%
Subcontracts and
      Other Contracts                                60.4    34.2%         39.6    19.7%         32.1   11.6%         30.9   11.1%
                                                ------------------    ------------------    -----------------    -----------------
Total                                              $176.7     100%       $201.0     100%       $276.8    100%       $280.2    100%
                                                ==================    ==================    =================    =================

Top 5 Vendors                                                                   2002 Quarter Ended
                                                ----------------------------------------------------------------------------------
(Dollars in millions)                                March 31,              June 30,          September 30,        December 31,
                                                ------------------    ------------------    -----------------    -----------------
Panasonic                                          $ 28.0    15.9%       $ 25.9    12.9%       $ 37.0   13.4%       $ 32.6   11.6%
Cisco                                                36.8    20.8%         15.5     7.7%         33.2   12.0%         29.4   10.5%
Sun                                                  10.9     6.2%         24.8    12.3%         46.8   16.9%         28.1   10.0%
Hewlett-Packard                                      17.5     9.9%         18.4     9.2%         32.9   11.9%         31.6   11.3%
Microsoft                                             9.1     5.1%         34.8    17.3%         32.3   11.7%         19.4    6.9%
Other                                                74.4    42.1%         81.6    40.6%         94.6   34.1%        139.1   49.7%
                                                ------------------    ------------------    -----------------    -----------------
Total                                              $176.7     100%       $201.0     100%       $276.8    100%       $280.2    100%
                                                ==================    ==================    =================    =================

                                                                                2001 Quarters Ended
                                                ----------------------------------------------------------------------------------
                                                     March 31,              June 30,          September 30,        December 31,
                                                ------------------    ------------------    -----------------    -----------------
(In thousands, except per share data)

Sales                                           $ 149,288   100.0%    $ 151,090   100.0%    $ 203,077  100.0%    $ 280,041  100.0%
Cost of sales                                     136,523    91.4%      138,250    91.5%      186,899   92.0%      256,698   91.7%
Gross margin                                       12,765     8.6%       12,840     8.5%       16,178    8.0%       23,343    8.3%
Operating expenses                                 15,358    10.3%       15,698    10.4%       14,853    7.3%       15,501    5.5%
(Loss) income from operations                      (2,593)   -1.7%       (2,858)   -1.9%        1,325    0.7%        7,842    2.8%
Interest income, net                                 (655)   -0.4%         (679)   -0.4%       (1,945)  -1.0%         (428)  -0.2%
(Loss) income before income taxes                  (1,938)   -1.3%       (2,179)   -1.4%        3,270    1.6%        8,270    3.0%
Income tax (benefit) provision                       (747)   -0.5%         (840)   -0.6%        1,260    0.6%        3,264    1.2%
Net (loss) income                                  (1,191)   -0.8%       (1,339)   -0.9%        2,010    1.0%        5,006    1.8%

Net income per common share
    Basic:
          Basic net (loss) income per share     $   (0.15)            $   (0.16)            $    0.24            $    0.62
    Diluted:
          Diluted net (loss) income per share   $   (0.15)            $   (0.16)            $    0.22            $    0.54

Weighted average common shares
outstanding

     Basic                                          8,042                 8,157                 8,256                8,119
                                                =========             =========             =========            =========
     Diluted                                        8,042                 8,157                 9,225                9,258
                                                =========             =========             =========            =========

Contract Vehicles                                                               2001 Quarter Ended
                                                ----------------------------------------------------------------------------------
(Dollars in millions)                                March 31,              June 30,          September 30,        December 31,
                                                ------------------    ------------------    -----------------    -----------------
GSA Schedules                                      $ 26.4    17.7%       $ 35.4    23.4%       $ 76.4   37.7%       $100.2   35.8%
IDIQ Contracts                                       91.9    61.6%         79.3    52.5%         80.3   39.5%        103.9   37.1%
Open Market                                          23.9    16.1%         23.7    15.7%         30.3   14.9%         55.5   19.8%
Subcontracts and
      Other Contracts                                 7.1     4.8%         12.7     8.4%         16.1    7.9%         20.4    7.3%
                                                    --------------- ---------------------  ------------------- --------------------
Total                                              $149.3     100%       $151.1     100%       $203.1    100%       $280.0    100%
                                                    =============== =====================  =================== ====================



Top 5 Vendors                                                              2001 Quarter Ended
                                             -------------------------------------------------------------------------------
(Dollars in millions)                             March 31,             June 30,         September 30,       December 31,
                                             ------------------   ------------------   -----------------   -----------------

Hewlett-Packard                                 $ 29.8    20.0%       $ 28.3   18.7%      $ 34.7   17.1%      $ 42.3   15.1%
Panasonic                                         27.5    18.4%         18.4   12.2%        23.4   11.5%        23.2    8.3%
Microsoft                                         11.1     7.4%         16.2   10.7%        27.3   13.4%        33.4   11.9%
Cisco                                             12.8     8.6%         15.1   10.0%        21.8   10.7%        30.7   11.0%
Sun                                                7.3     4.9%         16.2   10.7%        19.6    9.7%        19.9    7.1%
Other                                             60.8    40.7%         56.9   37.7%        76.3   37.6%       130.5   46.6%
                                             ------------------   ------------------   -----------------   -----------------
Total                                           $149.3     100%       $151.1    100%      $203.1    100%      $280.0    100%
                                             ==================   ==================   =================   =================

                            GTSI CORP. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)                      Balance at  Charged to                     Balance
                                    Beginning    Costs and                      at end
          Description               of Period    Expenses    Deductions (1)   of Period
---------------------------------   ---------   ----------   --------------   ---------
Year ended December 31, 2002:
          Allowance for bad debts    $ 1,413      $  218         $ (797)        $  834

Year ended December 31, 2001:
          Allowance for bad debts    $ 1,709      $  171         $ (467)        $1,413

Year ended December 31, 2000:
          Allowance for bad debts    $ 2,556      $  (10)        $ (837)        $1,709

(1)  Adjustments and amounts written off during the period.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     GTSI Corp. engaged the services of Ernst & Young LLP as independent auditors to replace Arthur Andersen LLP, effective July 11, 2002. For additional information, see GTSI Corp.'s current report on Form 8-K dated July 16, 2002.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2003 entitled "Election of Directors," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management - Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2003 entitled "Election of Directors - Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2003 entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2003 entitled "Election of Directors - Class 3 Nominees" and "Compensation of Directors" and "Executive Compensation and Other Information-Employment Agreements and Termination of Employment and Change of Control Arrangements," to be filed with the Commission.

Item 14.  controls and procedures.

     (a) Evaluation of disclosure controls and procedures

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a - 14(c) and 15d - 14(c)) as of a date ("the Evaluation Date") within 90 days before the filing of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

     (b) Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

10.2   Employee Stock Purchase Plan, as amended to date (1)(5)

10.3   Officer Severance Plan, as amended to date (14)

10.4 GTSI Employees' 401(k) Investment Plan (2); and Amendment No. 1 (4); Amendment No. 2 and Amendment No. 3 thereto (14)

10.5 Lease dated August 11, 1995 between the Registrant and Security Capital Industrial Trust covering new distribution center facility (14)

10.7   1994 Stock Option Plan, as amended to date (1)

10.8   1996 Stock Option Plan, as amended to date (1)

10.9   1997 Non-Officer Stock Option Plan, as amended to date (1)

10.10 Lease dated December 10, 1997 between the Registrant and Petula Associates, Ltd. covering new headquarters facility (excluding attachments and exhibits) (17)

10.11 Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, certain lenders named in such agreement, and Deutsche Financial Services Corporation, as a Lender and as Agent (excluding attachments and exhibits) (17)

10.12 Amendment, dated as of July 2, 1998, to Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, certain lenders named in such agreement, and Deutsche Financial Services Corporation, as a Lender and as Agent (21)

10.13 Amendment, dated as of July 2, 1998, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation (21)

10.14 Amendment, dated as of November 24, 1999 to Second Amended and Restated Business Credit and Security Agreement, dated July 28, 1997, among the Registrant, certain lenders named in such agreement and Deutsche Financial Services Corporation, as a Lender and as Agent (22)

10.15 Addendum, dated as of November 23, 1999 to Agreement for Wholesale Financing dated June 27, 1996, among the Registrant and Deutsche Financial Services Corporation (22)

10.16 Amendment, dated as of November 17, 2000 to Second Amended and Restated Business Credit and Security Agreement, dated July 28, 1997, among the Registrant, certain lenders named in such agreement and Deutsche Financial Services Corporation, as a Lender and as Agent (23)

10.17 Amendment, dated as of February 28, 2001 to Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, certain lenders named in such agreement, and Deutsche Financial Services Corporation, as a Lender and as Agent

10.18 Amendment, dated as of March 13, 2001, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation

10.19 Amendment, dated as of February 26, 2002 to Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, certain lenders named in such agreement, and Deutsche Financial Services Corporation, as a Lender and as Agent

10.20 Amendment, dated as of February 26, 2002, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation

10.21 Amendment, dated as of March 27, 2002, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation

10.22 Amendment, dated as of August 7, 2002, to Agreement for Wholesale Financing dated as of June 27, 1996, among the Registrant and Deutsche Financial Services Corporation

10.23 Amendment, dated as of January 3, 2003 to Second Amended and Restated Business Credit and Security Agreement, dated as of July 28, 1997, among the Registrant, certain lenders named in such agreement, and Deutsche Financial Services Corporation, as a Lender and as Agent

10.24 Offer Letter dated November 29, 2000 between the Registrant and John T. Spotila (1)(23)

10.25 Employment Agreement dated January 1, 2001 between the Registrant and M. Dendy Young (1)(23)

10.26 Non-Qualified Stock Option Agreement effective January 2, 2001 between the Registrant and John T. Spotila (1)

10.27  Offer Letter dated June 28, 2001 between Registrant and Terri Allen
       (1)(24)

10.28 Non-Qualified Stock Option Agreement effective July 31, 2001 between the Registrant and Terri Allen (1)

10.29 Retirement Agreement effective March 12, 2002 between the Registrant and Robert D. Russell (1)(25)

10.30 Offer Letter dated May 21, 2002 between the Registrant and Dr. Jack Littley III (1)

10.31 Retirement Agreement effective November 8, 2002 between the Registrant and William E. Johnson, Jr. (1)

10.32 Offer Letter dated December 31, 2002 between the Registrant and Thomas Mutryn (1)

10.33 Memorandum Regarding Promotion to Senior Vice President dated February 20, 2003 between the Registrant and Dr. Jack Littley III (1)

10.34 Non-Qualified Stock Option Agreement effective January 28, 2003 between the Registrant and Thomas Mutryn (1)

23.1   Consent of Ernst & Young LLP

23.2   Information Regarding Consent of Arthur Andersen LLP

99.1   Section 906 Certification of M. Dendy Young, Chief Executive Officer

99.2   Section 906 Certification of Thomas Mutryn, Chief Financial Officer

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

(20) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 5, 1998.

(21) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1998.

(22) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1999.

(23) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 2000.

(24) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 2002.

(25) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended April 30, 2001.

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

                                       GTSI CORP.

Dated:  March 28, 2003                  By:      /S/ M. DENDY YOUNG
                                            ------------------------------
                                            M. Dendy Young
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Title                     Date
         ---------                          -----                     ----

   /S/ M. DENDY YOUNG             Chairman and                   March 28, 2003
-----------------------------     Chief Executive Officer
   M. Dendy Young                 (Principal Executive Officer)
                                  and a Director

   /S/ THOMAS A. MUTRYN           Senior Vice President and      March 28, 2003
-----------------------------     Chief Financial Officer
   Thomas A. Mutryn               (Principal Financial and
                                  Accounting Officer)

   /S/ LEE JOHNSON                Director                       March 28, 2003
-----------------------------
   Lee Johnson

   /S/ STEVEN KELMAN              Director                       March 28, 2003
-----------------------------
   Steven Kelman, Ph.D.

   /S/ JAMES J. LETO              Director                       March 28, 2003
-----------------------------
   James J. Leto

   /S/ LAWRENCE J. SCHOENBERG     Chairman Emeritus              March 28, 2003
-----------------------------
   Lawrence J. Schoenberg

   /S/ JOHN M. TOUPS              Director                       March 28, 2003
-----------------------------
   John M. Toups

   /S/ DANIEL R. YOUNG            Director                       March 28, 2003
-----------------------------
   Daniel R. Young

Written Certifications Of Chief Executive Officer

I, Dendy Young, certify that:

1. I have reviewed this annual report on Form 10-K of GTSI Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

GTSI Corp.

By:  /s/ M. Dendy Young
    ----------------------------------------
     M. Dendy Young
     Chairman and Chief Executive Officer

Written Certifications Of Chief Financial Officer

I, Thomas Mutryn, certify that:

1. I have reviewed this annual report on Form 10-K of GTSI Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28,  2003

GTSI Corp.

By:  /s/ Thomas A. Mutryn
    ----------------------------------
     Thomas A. Mutryn
     Chief Financial Officer