Form 10-Q
period 2003-03-31
GTSI CORP
filed 2003-05-15
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Commission File No. 0-19394

GTSI Corp. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1248422 (I.R.S. Employer Identification Number)

3901 Stonecroft Boulevard Chantilly, VA 20151-1010
(Address and zip code of principal executive offices)

703-502-2000 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES      NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at April 30, 2003

Common Stock, $0.005 par value	8,312,538

GTSI Corp. AND SUBSIDIARY

Quarterly Report on Form 10-Q for the Period Ended March 31, 2003

GTSI CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2003	2002

ASSETS
Current assets:
Cash	$5,676	$32
Accounts receivable, net	112,339	139,164
Lease receivables, current	212	308
Merchandise inventories	56,929	56,039
Other current assets	17,308	15,080

Total current assets	192,464	210,623
Property and equipment, net	13,195	11,707
Other assets	2,669	2,588

Total assets	$208,328	$224,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$7,539
Accounts payable	118,293	122,432
Accrued liabilities	11,944	13,412
Accrued warranty liabilities	4,187	4,404

Total current liabilities	134,424	147,787
Other liabilities	1,642	1,640

Total liabilities	136,066	149,427

Commitments and contingencies
Stockholders’ equity
Preferred Stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common Stock — $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 8,406,538 outstanding at March 31, 2003; and 20,000,000 shares authorized; 9,806,084 issued and 8,609,938 outstanding at December 31, 2002	49	49
Capital in excess of par value	44,524	44,439
Retained earnings	35,189	36,952
Treasury stock, 1,399,546 shares at March 31, 2003 and 1,196,146 shares at December 31, 2002, at cost	(7,500)	(5,949)

Total stockholders’ equity	72,262	75,491

Total liabilities and stockholders’ equity	$208,328	$224,918

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,

(In thousands, except share information)	2003	2002

Sales	$178,858	$176,743
Cost of sales	162,784	162,232

Gross margin	16,074	14,511
Operating expenses	19,702	15,386

Loss from operations	(3,628)	(875)

Interest and other income	781	1,986
Interest expense	(48)	(216)

Interest and other income, net	733	1,770

(Loss) income before income taxes	(2,895)	895
Income tax (benefit) provision	(1,132)	354

Net (loss) income	$(1,763)	$541

Basic net (loss) income per share	$(0.21)	$0.07

Diluted net (loss) income per share	$(0.21)	$0.06

Basic weighted average shares outstanding	8,564	8,184

Diluted weighted average shares outstanding	8,564	9,498

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,

(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,763)	$541
Adjustments to reconcile net income (loss) to net cash provided by operating activities	18,654	35,387

Net cash provided by operating activities	16,891	35,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of property and equipment	(2,242)	(1,062)

Net cash used in investing activities	(2,242)	(1,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank notes, net	(7,539)	(20,186)
Common stock repurchase	(1,773)	(26)
Proceeds from exercises of stock options	307	361

Net cash used in financing activities	(9,005)	(19,851)

Net increase in cash	5,644	15,015
Cash at beginning of period	32	114

Cash at end of period	$5,676	$15,129

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest	$82	$285
Income taxes	$—	$882

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited, consolidated financial statements of GTSI Corp. (“GTSI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financials for the year ended December 31, 2002 and the accompanying Notes to the Financial Statements, contained in the Company’s 2002 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

     New Accounting Pronouncements.

     In November 2002, the EITF published Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. We have not yet determined the impact, if any, of adopting EITF 00-21.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock -based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

     Had compensation costs for the Company’s stock options been determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net (loss) income — as reported	$(1,763)	$541

Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(300)	(245)

Net income — pro forma	$(2,063)	$296
Net (loss) income per share — as reported (basic)	(0.21)	0.07
Net income per share — as reported (diluted)	(0.21)	0.06
Net income per share — pro forma (basic)	(0.24)	0.04
Net income per share — pro forma (diluted)	(0.24)	0.03

     On January 1, 2003 GTSI adopted a new accounting pronouncement, Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” This pronouncement requires that consideration from vendors, such as advertising support funds and sales volume incentives, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds represent a reimbursement of a specific, incremental, identifiable cost incurred by GTSI in selling the vendor’s product. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. GTSI provides numerous advertising programs to support vendors, including catalogs, radio, Internet, magazine and newspaper advertising for which the Company receives consideration.

     As a consequence of adopting EITF 02-16, GTSI recorded $2.4 million of vendor consideration as a reduction of cost of sales this quarter. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 7.7% this quarter compared to 8.2% in the same period of 2002. The non-GAAP gross profit margin is included in this discussion to provide a meaningful comparison to prior periods.

     Adopting EITF 02-16 had no impact on GTSI’s operating profit, as the $2.4 million of vendor consideration netted against cost of sales was previously netted against operating expense. The following table illustrates the impact of EITF 02-16 on the Company’s gross margin, operating expenses, and net income for the three months ending March 31, 2003 and 2002.

	Three Months Ended
	March 31,
	2003	2002

Gross Margin — as reported	$16,074	$14,511
Impact of EITF 02-16	(2,375)	—

Gross Margin before EITF 02-16	13,699	14,511

Operating expenses — as reported	19,702	15,386
Impact of EITF 02-16	(2,375)	—

Operating expenses before EITF 02-16	17,327	17,327

Net (loss) income — as reported	(1,763)	541
Impact of EITF 02-16	—	—

Net (loss) income before EITF 02-16	$(1,763)	$541

2. Sales of Lease Receivables

     The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of SFAS No. 13, “Accounting for Leases,” and accordingly, recognizes current and long-term lease receivables, net of unearned finance income on the accompanying balance sheets. The Company periodically sells lease receivables to various, unrelated financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, “Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125.” In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $4.7 million were sold during the quarter ended March 31, 2003. In the same quarter of the previous year, lease receivables amounting to $33.4 million were sold. A $500,000 gain on the sales of certain of the Company’s lease receivables was included in interest and other income in the accompanying statements of operations for the quarter ended March 31, 2002.

3. Notes Payable to Banks

     The Company has a revolving line of credit (the “Revolver”) with a group of banks, which allows for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company has a separate facility with a bank for inventory financing of vendor products (the “Wholesale Financing Facility”), which allows for borrowings up to $60.0 million during its highest seasonal period. Combined, the Revolver and the Wholesale Financing Facility (the “Credit Facilities”) allow the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Credit Facilities coincides with the seasonality of the Company’s business and allows the Company to minimize banking fees. The interest rate under the Credit Facilities is a rate indexed to the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points.

     Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the Company’s operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the purchase of the Company’s Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. As of March 31, 2003 the Company is in compliance with all of its covenants under the credit facility and has available credit of $30.0 million.

     On March 31, 2003 the Company and its group of banks signed an amendment to the Revolver in which the group of banks consented to allow the Company to repurchase an additional $5.0 million worth of its stock from third-party shareholders. During the first three months of 2003 the Company repurchased $1.8 million of its stock.

4. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share:

	Three months ended
	March 31,

	2003	2002

Numerator:
Net (loss) income	$(1,763)	541
Denominator:
Weighted average shares outstanding	8,564	8,184
Effective of dilutive securities:
Employee stock options	N/A*	1,314

Denominator for dilutive earnings per share	8,564	9,498

*     Approximately 803,000 shares of potentially dilutive options are not included because the net loss for the quarter makes their impact anti-dilutive.

5. Options

     On May 14, 2003, the shareholders of the Company approved a change to extend the exercise period for certain options granted to its non-employee Directors following cessation from the Company to the earlier of the fifth anniversary of the cessation date or the expiration date of the respective option. Also, in January 2003 the Company agreed that the unvested options held by one officer would automatically vest if a change in control of the Company occurs. Both of these changes require a new measurement date as required by Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25. No compensation expense was recorded as a result of the modifications at this time because the Company is currently unable to estimate whether the non-employee Directors members will receive an extension of their option awards as a result of the modification or if a change in control of the Company will occur.

6. Commitments and Contingencies

     The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the Company’s consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

Overview

     GTSI is a recognized information technology (IT) solutions leader, providing products and services to federal, state and local government customers worldwide. For two decades GTSI has served the public sector by teaming up with global IT leaders such as HP, Panasonic, Microsoft, Sun and Cisco. GTSI seeks to deliver maximum value through its broad range of products, extensive contract portfolio and ISO 9000-registered logistics. Through its Technology Teams, GTSI delivers “best of breed” products and services to help its customers realize strong value for their IT investments. The Technology Teams consist of technical experts that analyze, design, install and support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless solutions, web portals, high availability storage and information assurance. GTSI continues to broaden its leadership in electronic commerce and procurement through its federally focused website, gtsi.com, that provides customized shopping zones to meet customers’ personalized needs. GTSI is headquartered in Chantilly, Virginia.

     Changes in sales throughout the Company’s history have been attributable to increased or decreased unit sales, to expansion of the Company’s product offerings (e.g., peripherals, networking, Unix servers/workstation and internet products), to the addition/removal of vendors (e.g., the addition of Cisco, EMC, Tachyon, RIM, and the removal of Nexar and Everex), and to the addition or expiration of sales contract vehicles (e.g., the addition of the SEWP III, ADMC, IT2, PCHS and the MMAD Contracts, and the expiration of the SEWP II, PC-3, SII PC/LAN, Portables 3, and STAMIS Contracts). The Company’s financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government’s buying patterns which have historically favorably affected the last two calendar quarters and adversely affected the first two calendar quarters.

     The Company’s business strategy is to continue to focus on higher-end product-based solutions, to broaden its product offering, and to remain a low-cost, and high-reliability provider of commodity products. The Company also focuses on bringing new technologies to government customers.

Results of Operations

     The following table sets forth, for the periods indicated, the percentages that selected items within the statement of operations bear to sales and the annual percentage changes in the dollar amounts of such items.

	Percentage of Sales
	Three months ended
	March 31,

	2003	2002

Sales	100.0%	100.0%
Cost of sales	91.0	91.8

Gross margin	9.0	8.2

Operating expenses:
Selling, general, and administrative	10.6	8.1
Depreciation and amortization	0.4	0.6

Total operating expenses	11.0	8.7

Loss from operations	(2.0)	(0.5)
Interest and other income, net	0.4	1.0

(Loss) income before taxes	(1.6)	0.5
Income tax (benefit) provision	(0.6)	0.2

Net (loss) income	(1.0)	0.3

     The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

Contract Vehicles	Three months ended March 31,
(Dollars in thousands)	2003		2002

GSA Schedules	$51,864	29.0%	$35,035	19.8%
IDIQ Contracts	78,927	44.1%	62,174	35.2%
Open Market	26,948	15.1%	18,957	10.7%
Subcontracts and Other Contracts	21,119	11.8%	60,577	34.3%

Total	$178,858	100.0%	$176,743	100.0%

Top 5 Vendors	Three months ended March 31,
(Dollars in millions)	2003		2002

Panasonic	$34,833	19.5%	$28,001	15.8%
HP	31,027	17.4%	27,637	15.6%
Cisco	20,440	11.4%	36,842	20.8%
Sun	19,675	11.0%	10,896	6.2%
Microsoft	14,847	8.3%	9,071	5.1%
Other	58,036	32.4%	64,296	36.5%

Total	$178,858	100.0%	$176,743	100.0%

Product Category	Three months ended March 31,
(Dollars in thousands)	2003		2002

Hardware	$128,929	72.1%	$139,334	78.8%
Software	28,995	16.2%	24,303	13.8%
Services	20,934	11.7%	13,106	7.4%

Total	$178,858	100.0%	$176,743	100.0%

Three Months Ended March 31, 2003 Compared
With the Three Months Ended March 31, 2002

     Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the first quarter of 2003 were $178.9 million, compared to $176.7 million in the first quarter of 2002, or an increase of 1.2%. Sales in the GSA Schedules, IDIQ Contracts and Open Market contract categories all experienced significant growth in first quarter 2003 compared to the same quarter last year. The increase in these three categories is attributed to the efforts of our expanded sales force selling under established contracts. The Company was awarded several new contracts during 2002 that are now producing true growth for the Company. The Company also saw growth in these categories from sales of ruggedized laptops to the Armed Forces and the first-responders community. The increase in these three categories is offset by a $39.5 million decrease in sales made under the Subcontracts and Other Contracts category. This decrease is primarily due to decreased volume on subcontracts with prime contractors, specifically on the FBI’s Trilogy contract.

     Backlog. The Company recognizes an order in its backlog at the time it receives and accepts a written customer purchase order. The Company’s Total Backlog includes orders that have not shipped (“Unshipped Backlog”) as well as orders that have shipped but cannot be recognized as revenue at the period end. Total Backlog at March 31, 2003, was approximately $72.2 million compared to $93.5 million at March 31, 2002. Unshipped Backlog at March 31, 2003, was approximately $65.1 million compared to $84.5 million at March 31, 2002. Backlogs fluctuate significantly from quarter to quarter because of the seasonality of Government ordering patterns and fluctuations in inventory availability of various products.

     Gross Margin. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer’s use of available contract vehicles and the mix of product sold. Gross margin in the first quarter of 2003 increased to 9.0% of total sales from 8.2% of total sales, with a favorable impact of adopting a new accounting pronouncement (EITF 02-16) partly offset by increased market pressures. Excluding the favorable impact from the adoption of EITF 02-16 the gross margin would have been 7.7% of total sales this quarter compared to 8.2% of total sales in the same quarter of 2002.

     Operating Expenses. Total operating expenses for the three months ended March 31, 2003 increased $4.3 million to $19.7 million from the same period in 2002. $2.4 million of this increase was a result of the adoption of EITF 02-16 which increased margins but also operating costs by this amount. In addition to the impact of this new accounting pronouncement, operating expenses increased due to higher personnel costs associated with the Company’s ongoing efforts to increase its sales force. Expressed as a percentage of total sales, total operating expenses increased to 11.0% from 8.7% in the same quarter last year. Excluding the impact from the adoption of a new accounting pronouncement, total operating expenses expressed as a percentage of sales would have been 9.7% for the first quarter of 2003 compared to 8.7% in the same quarter last year.

     Interest and Other Income, Net. Net interest and other income in the first quarter of 2003 decreased to $733,000 compared to $1.8 million in the same period in 2002 due primarily to a decrease in interest income from equipment leases and a $500,000 gain on the sale of equipment leases in the first quarter of 2002.

     Income Tax. The Company recorded a tax benefit of $1.1 million for the first quarter of 2003 based on the effective rate of approximately 39% compared to a tax provision of $354,000 in the same period last year.

Effect of Inflation

     The Company believes that inflation has not had a material effect on its operations. If, however, inflation increases in the future it could temporarily adversely affect the profitability of GTSI’s sales under its Government fixed-price contracts, which generally preclude the Company from passing on inflation-related or other increases in product costs to Government customers during the term of a pre-existing contract. The Company mitigates this risk in part by often obtaining agreements from certain of its suppliers prohibiting them from increasing their prices to GTSI during the term of fixed-price contracts.

Seasonal Fluctuations and Other Factors

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of Government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI’s bookings in the third quarter ending September 30 each year (the Government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award and shipments of products under government contracts, price competition in the industry, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company’s operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI’s quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company’s stock price could be adversely affected if any such financial results fail to meet the financial community’s expectations.

     Additionally, legislation is periodically introduced in Congress that may change the Government’s procurement practices. GTSI cannot predict whether any legislative or any regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition and/or buying patterns of the Government, either alone or in combination with competitive conditions or other factors, could adversely affect future results.

     New Accounting Pronouncements.

     In November 2002, the EITF published Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. We have not yet determined the impact, if any, of adopting EITF 00-21.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock -based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

     Had compensation costs for the Company’s stock options been determined based on SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net (loss) income — as reported	$(1,763)	$541

Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(300)	(245)

Net income — pro forma	$(2,063)	$296
Net (loss) income per share — as reported (basic)	(0.21)	0.07
Net income per share — as reported (diluted)	(0.21)	0.06
Net income per share — pro forma (basic)	(0.24)	0.04
Net income per share — pro forma (diluted)	(0.24)	0.03

     As of January 1, 2003 GTSI adopted a new accounting pronouncement, Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” This pronouncement requires that consideration from vendors, such as advertising support funds and sales volume incentives, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds represent a reimbursement of a specific, incremental, identifiable cost incurred by GTSI in selling the vendor’s product. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. GTSI provides numerous advertising programs to support vendors, including catalogs, radio, Internet, magazine and newspaper advertising for which the Company receives consideration.

     As a consequence of adopting EITF 02-16, GTSI recorded $2.4 million of vendor consideration as a reduction of cost of sales this quarter. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 7.7% this quarter compared to 8.2% in the same period of 2002. The non-GAAP gross profit margin is included in this discussion to provide a meaningful comparison to prior periods.

     Adopting EITF 02-16 had no impact on GTSI’s operating profit, as the $2.4 million of vendor consideration netted against cost of sales was previously netted against operating expense. The following table illustrates the impact of EITF 02-16 on the Company’s gross margin, operating expenses, and net income for the three months ending March 31, 2003 and 2002.

	Three Months Ended
	March 31,
	2003	2002

Gross Margin — as reported	$16,074	$14,511
Impact of EITF 02-16	(2,375)	—

Gross Margin before EITF 02-16	13,699	14,511

Operating expenses — as reported	19,702	15,386
Impact of EITF 02-16	(2,375)	—

Operating expenses before EITF 02-16	17,327	15,386

Net (loss) income — as reported	(1,763)	541
Impact of EITF 02-16	—	—

Net (loss) income before EITF 02-16	$(1,763)	$541

Liquidity and Capital Resources

     During the first three months of 2003, the Company’s operating activities provided $16.9 million of cash flow, compared to the $35.9 million of cash flow provided during the same period in 2002. The decrease in cash flow relates primarily to the Company’s sale of equipment leases during the first quarter 2002.

     Investing activities used cash of approximately $2.2 million during the three months ended March 31, 2003, compared to $1.1 million for the same period in 2002 reflecting the Company’s investment in software for a new fulfillment system, intended to improve efficiency throughout the Company. As of March 31, 2003, the Company has capitalized approximately $6.3 million dollars under this project.

     During the three months ended March 31, 2003, the Company’s financing activities used cash of approximately $9.0 million, of which $7.5 million was used to repay borrowings under the Company’s Credit Facilities. The Company also used $1.8 million of cash to purchase the Company’s stock.

     The Company has a revolving line of credit (the “Revolver”) with a group of banks, which allows for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company has a separate facility with a bank for inventory financing of vendor products (the “Wholesale Financing Facility”), which allows for borrowings up to $60.0 million during its highest seasonal period. Combined, the Revolver and the Wholesale Financing Facility (the “Credit Facilities”) allow the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Credit Facilities coincides with the seasonality of the Company’s business and allows the Company to minimize banking fees. The interest rate under the Credit Facilities is a rate indexed to the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points.

     Borrowing is limited to 85% of eligible accounts receivable. The Credit Facility is secured by substantially all of the Company’s operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Credit Facility also contains certain covenants that include restrictions on the payment of dividends and the purchase of the Company’s Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. As of March 31, 2003 the Company is in compliance with all of its covenants under the Credit Facility and has available credit of $30.0 million.

     On March 31, 2003 the Company and its group of banks signed an amendment to the Revolver in which the group of banks consented to allow the Company to repurchase an additional $5.0 million worth of its stock from third-party shareholders. During the first three months of 2003 the Company repurchased $1.8 million of its stock.

     The Company anticipates that it will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company’s near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements. The Company believes that such capital sources will be available to it on acceptable terms, if needed.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Except for historical information, all of the statements, expectations and assumptions contained in the foregoing material are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended) that involve a number of risks and uncertainties. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Private Securities Reform Act of 1995, as amended, and by other applicable securities laws. It is possible that the assumptions made by management — including, but not limited to, those relating to favorable gross margins, a favorable mix of contracts, benefits of a more efficient operation, future contract awards, returns on new product programs, profitability, and increased control of operating costs — may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to revise publicly the forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on the Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     The Company has a $50.0 million Credit Facility indexed at LIBOR plus 1.75 percentage points. This variable rate Credit Facility subjects the Company to cash flow exposure resulting from changes in interest rates.

Item 4. Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company’s management, including its principle executive officer and principle financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or the other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 5. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

(b)	Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003

GTSI Corp.

By: /s/ Dendy Young Dendy Young Chairman and Chief Executive Officer

By: /s/ Thomas A. Mutryn Thomas A. Mutryn Senior Vice President and Chief Financial Officer

Written Certification Of Chief Executive Officer

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

GTSI Corp.

By: /s/ Dendy Young Dendy Young Chairman and Chief Executive Officer

Written Certification Of Chief Financial Officer

I, Thomas A. Mutryn, certify that:

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

GTSI Corp.

By: /s/ Thomas A. Mutryn Thomas A. Mutryn Chief Financial Officer and Senior Vice President