Form 10-Q
period 2003-06-30
GTSI CORP
filed 2003-08-14
CIK 850483

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                       Shares Outstanding at July 31, 2003
-------------------------------        ---------------------------------------
Common Stock, $0.005 par value                         8,205,268

================================================================================

                            GTSI CORP. AND SUBSIDIARY

        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003


TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

COVER PAGE....................................................................1

TABLE OF CONTENTS.............................................................2

PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS -

            Condensed Consolidated Balance Sheets as of
              June 30, 2003 (unaudited) and December 31, 2002.................3

            Condensed Consolidated Statements of Operations for the
              Three Months and Six Months Ended June 30, 2003 and
              2002 (unaudited)................................................4

            Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2003 and 2002 (unaudited).............5

            Notes to Condensed Consolidated Financial Statements (unaudited)..6

    ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................11

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......20

    ITEM 4. CONTROLS AND PROCEDURES..........................................20


PART II - OTHER INFORMATION..................................................21

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES...................................................................22

EXHIBIT 31.1: CEO CERTIFICATION

EXHIBIT 31.2: CFO CERTIFICATION

EXHIBIT 32.1: WRITTEN STATEMENTS OF CEO AND CFO

                                             GTSI CORP. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)

                                                                                JUNE 30,          DECEMBER 31,
                                                                                  2003                2002
                                                                               (Unaudited)         (Audited)
                                                                            -----------------   -----------------
ASSETS
Current assets:
     Cash                                                                    $            52     $            32
     Accounts receivable, net                                                        127,454             139,164
     Lease receivables, current                                                        3,113                 308
     Merchandise inventories                                                          57,658              56,039
     Other current assets                                                             21,786              15,080
                                                                            -----------------   -----------------
              Total current assets                                                   210,063             210,623
Property and equipment, net                                                           15,107              11,707
Lease receivables, net of current portion                                                676                   -
Other assets                                                                           2,572               2,588
                                                                            -----------------   -----------------
              Total assets                                                   $       228,418     $       224,918
                                                                            =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                  $             -     $         7,539
     Accounts payable                                                                137,153             122,432
     Accrued liabilities                                                              13,982              13,412
     Accrued warranty liabilities                                                      3,710               4,404
                                                                            -----------------   -----------------
              Total current liabilities                                              154,845             147,787
Other liabilities                                                                      1,838               1,640
                                                                            -----------------   -----------------
              Total liabilities                                                      156,683             149,427
                                                                            -----------------   -----------------
Commitments and contingencies
Stockholders' equity
     Preferred Stock -  $0.25 par value, 680,850 shares authorized;
     none issued or outstanding                                                            -                   -
     Common Stock - $0.005 par value 20,000,000 shares authorized;
     9,806,084 issued and 8,203,768 outstanding at June 30, 2003;
     and 20,000,000 shares authorized; 9,806,084 issued and 8,609,938
     outstanding at December 31, 2002                                                     49                  49
     Capital in excess of par value                                                   44,636              44,439
     Retained earnings                                                                36,338              36,952
     Treasury stock, 1,602,316 shares at June 30, 2003 and
     1,196,146 shares at December 31, 2002, at cost                                   (9,288)             (5,949)
                                                                            -----------------   -----------------
              Total stockholders' equity                                              71,735              75,491
                                                                            -----------------   -----------------
              Total liabilities and stockholders' equity                     $       228,418     $       224,918
                                                                            =================   =================

   The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                                                            -3-

                                                      GTSI CORP. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except share information)
                                                             (Unaudited)


                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                           2003                2002                 2003               2002
                                                     ----------------    ----------------     ----------------   ----------------
Sales                                                 $      189,737      $      200,992       $      368,595     $      377,735

Cost of sales                                                166,981             185,883              329,764            348,115
                                                     ----------------    ----------------     ----------------   ----------------

Gross margin                                                  22,756              15,109               38,831             29,620

Operating expenses                                            21,613              14,427               41,315             29,813
                                                     ----------------    ----------------     ----------------   ----------------

Income (loss) from operations                                  1,143                 682               (2,484)              (193)
                                                     ----------------    ----------------     ----------------   ----------------

      Interest and other income                                  814                 650                1,594              2,636
      Interest expense                                           (70)                (39)                (118)              (255)
                                                     ----------------    ----------------     ----------------   ----------------
Interest and other income, net                                   744                 611                1,476              2,381
                                                     ----------------    ----------------     ----------------   ----------------

Income (loss) before income taxes                              1,887               1,293               (1,008)             2,188

Income tax provision (benefit)                                   738                 521                 (394)               875
                                                     ----------------    ----------------     ----------------   ----------------
Net income (loss)                                     $        1,149      $          772       $         (614)    $        1,313
                                                     ================    ================     ================   ================

Basic net income (loss) per share                     $         0.14      $         0.09       $        (0.07)    $         0.16
                                                     ================    ================     ================   ================

Diluted net income (loss) per share                   $         0.13      $         0.08       $        (0.07)    $         0.14
                                                     ================    ================     ================   ================

Basic weighted average shares outstanding                      8,258               8,265                8,410              8,225
                                                     ================    ================     ================   ================

Diluted weighted average shares outstanding                    8,907               9,582                8,410              9,555
                                                     ================    ================     ================   ================


         The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                                                                  -4-


                                              GTSI CORP. AND SUBSIDIARY
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                     (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               2003                  2002
                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         $        (614)        $        1,313
Adjustments to reconcile net income (loss) to net cash
provided by operating activities                                                 16,146                 32,068
                                                                        ------------------    ------------------
Net cash provided by operating activities                                        15,532                 33,381
                                                                        ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of property and equipment                                              (4,831)                (2,154)
                                                                        ------------------    ------------------
Net cash used in investing activities                                            (4,831)                (2,154)
                                                                        ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of bank notes, net                                                 (7,539)               (20,186)
     Payments of note payable                                                         -                      -
     Common stock repurchases                                                    (3,969)                   (26)
     Proceeds from exercises of stock options                                       338                    512
     Proceeds from Employee Stock Purchase Plan                                     489                    422
                                                                        ------------------    ------------------
Net cash used in financing activities                                           (10,681)               (19,278)
                                                                        ------------------    ------------------

Net increase in cash                                                                 20                 11,949
Cash at beginning of period                                                          32                    114
                                                                        ------------------    ------------------
Cash at end of period                                                     $          52         $       12,063
                                                                        ==================    ==================

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
           Interest                                                       $         151         $          380
                                                                        ==================    ==================
           Income taxes                                                   $          25         $          445
                                                                        ==================    ==================




    The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).



                            GTSI CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements of GTSI Corp. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financial statements for the year ended December 31, 2002 and the accompanying Notes to the Financial Statements, contained in the Company's 2002 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

     NEW ACCOUNTING PRONOUNCEMENTS.

     In November 2002, the Emerging Issues Task Force (EITF) published Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on our 2003 condensed consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No.
45). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result of adopting FIN No. 45 the Company has added additional disclosures to its quarterly reporting.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS NO. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock -based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

     Had compensation costs for the Company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," using a FASB accepted fair valuation method, "Black-Scholes", the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                 2003            2002             2003            2002
                                             ------------    ------------     ------------    ------------
Net (loss) income - as reported                   $1,149            $772           ($614)          $1,313

Add: Total stock-based employee
compensation expense as reported under
intrinsic value method (APB No. 25) for
all awards, net of related tax effects               ---             ---              ---             ---

Deduct: Total stock-based employee
compensation expense determined under fair
value based method (SFAS No. 123) for all
awards, net of related tax effects                  (624)           (245)         (1,227)            (490)
                                             ------------    ------------     ------------    ------------

Net income - pro forma                              $525            $527         ($1,841)            $823
                                             ============    ============     ============    ============
Net (loss) income per share - as reported
(basic)                                             0.14            0.09           (0.07)            0.16

Net income per share - as reported
(diluted)                                           0.13            0.08           (0.07)            0.14

Net income per share - pro forma (basic)            0.06            0.06           (0.22)            0.10

Net income per share - pro forma (diluted)          0.06            0.05           (0.22)            0.09

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN No.
46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or the interim period beginning after June 15, 2003 which is the Company's third quarter fiscal year 2003. The Company does not expect the adoption of FIN No. 46 to have a material impact on its 2003 condensed consolidated financial statements.

     On January 1, 2003 GTSI adopted a new accounting pronouncement, EITF Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." This pronouncement requires that consideration from vendors, such as advertising support funds and sales volume incentives, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds represent a reimbursement of a specific, incremental, identifiable cost incurred by GTSI in selling the vendor's product. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. GTSI provides numerous advertising programs to support vendors, including catalogs, radio, Internet, magazine and newspaper advertising for which the Company receives consideration. The Company adopted EITF No. 02-16 prospectively as of the quarter ended March 31, 2003.

     As a result of adopting EITF No. 02-16, the Company records certain vendor considerations as a reduction of inventory and a subsequent reduction in cost of goods sold when the related product is sold. In previous reporting periods, the Company recorded these items as a reduction to operating expenses in that period. The impact on the Company's operating income of EITF No. 02-16 for both the three-month and six-month ended June 30, 2003 was an increase in cost of goods sold of $684,000 or a tax effected reduction to net income of $417,000.

     For comparative purposes, if the Company applied EITF No. 02-16 to the three-months and six-months ended June 30, 2002; the Company's operating income for those periods would have been reduced by $325,000 or a tax effected reduction to net income of $195,000. In addition, gross margin would have increased from $15.1 million to $19.7 million for the second quarter 2002 and from $29.6 million to $35.3 million for the six months of 2002. Gross margin percentage would have increased from 7.5% to 9.8% for the quarter and from 7.8% to 9.3% for the six months of 2002. Operating expenses would have also increased from $14.4 million to $19.3 million and from $29.8 million to $35.8 million for the quarter and year to date 2002, respectively.

2. SALES OF LEASE RECEIVABLES

     The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of SFAS No. 13, "Accounting for Leases," and accordingly, recognizes current and long-term lease receivables, net of unearned finance income on the accompanying balance sheets. The Company periodically sells lease receivables to various, unrelated financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $3.6 million and $33.4 million were sold during the Company's quarter ending June 30, 2003 and 2002, respectively.

3. CAPITALIZED SOFTWARE

     The Company is implementing software to replace its current fulfillment system and other enterprise systems. As of June 30, 2003 the Company has capitalized approximately $8.0 million dollars under this project.

4. NOTES PAYABLE TO BANKS

     The Company has a revolving line of credit (the "Revolver") with a group of banks, which allows for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company has a separate facility with a bank for inventory financing of vendor products (the "Wholesale Financing Facility"), which allows for borrowings up to $60.0 million during its highest seasonal period. Combined, the Revolver and the Wholesale Financing Facility (the "Credit Facilities") allow the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Credit Facilities coincides with the seasonality of the Company's business and allows the Company to minimize banking fees. The interest rate under the Revolver is a rate indexed to the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points.

     Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company's operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Revolver also contains certain covenants that include restrictions on the payment of dividends and the purchase of the Company's

Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. As of June 30, 2003 the Company is in compliance with all of its covenants under the Revolver and has available credit on the Revolver of $20.0 million.

     On March 31, 2003 the Company and its group of banks signed an amendment to the Revolver in which the group of banks consented to allow the Company to repurchase an additional $5.0 million worth of its stock from third-party shareholders. During the six months ended June 30, 2003 the Company repurchased $4.0 million of its stock.

5. ACCRUED WARRANTY LIABILITIES

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

     Accrued warranty liability as of December 31, 2002             $4,404

     Warranty activity from January 1, 2003 to March 31,
     2003:

         Charges made against the warranty                          (1,486)

         Accruals related to warranty                                1,269
                                                                 ----------

     Net change to accrued warranty liability during period           (217)
                                                                 ----------

     Accrued warranty liability as of March 31, 2003                $4,187

     Warranty activity from April 1, 2003 to June 30, 2003:

         Charges made against the warranty                          (1,419)

         Accruals related to warranty                                  942
                                                                 ----------

     Net change to accrued warranty liability during period           (477)
                                                                 ----------

     Accrued warranty liability as of June 30, 2003                 $3,710
                                                                 ==========

6.   EARNINGS PER SHARE

     The following table sets forth the components of basic and diluted earnings per share:

                                                               Three months ended              Six months ended
                                                                    June 30,                       June 30,
                                                              2003            2002           2003            2002
                                                           ------------    -----------    ------------    -----------
Basic earnings per share:
    Net (loss) income (numerator)                               $1,149           $772           ($614)        $1,313

    Weighted average shares outstanding (denominator)            8,258          8,265           8,410          8,225
                                                           ------------    -----------    ------------    -----------

     Basic earnings per share                                    $0.14          $0.09          ($0.07)         $0.16
                                                           ============    ===========    ============    ===========

Diluted earnings per share:
    Net (loss) income (numerator)                               $1,149           $772          ($614)         $1,313

Denominator:
    Weighted average shares outstanding                          8,258          8,265           8,410          8,225
     Effect of dilutive securities:
     Employee stock options                                        649          1,317            N/A*          1,330
                                                           ------------    -----------    ------------    -----------
     Denominator for dilutive earnings per share                 8,907          9,582           8,410          9,555
                                                           ------------    -----------    ------------    -----------

     Dilutive earnings per share                                 $0.13          $0.08          ($0.07)         $0.14
                                                           ============    ===========    ============    ===========

* Approximately 730,000 shares of potentially dilutive options are not included because the net loss for the six month period makes their impact anti-dilutive.

7.   OPTIONS

     On May 14, 2003, the shareholders of the Company approved a change to extend the exercise period for certain options granted to its non-employee Directors following cessation from the Company to the earlier of the fifth anniversary of the cessation date or the expiration date of the respective option. Also, in January 2003 the Company agreed that the unvested options held by one officer would automatically vest if a change in control of the Company occurs. Both of these changes require a new measurement date as required by Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". No compensation expense was recorded as a result of the modifications at this time because the Company is currently unable to estimate whether the non-employee directors will use the benefit of the extension of their option awards as a result of the modification and, in respect of the unvested options held by the officer, if a change in control of the Company will occur.

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

     Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, personal computers and networking, Unix servers/workstation and internet products), to the addition/removal of vendors, and to the addition or expiration of sales contract vehicles. The Company's financial results have fluctuated seasonally, and may continue to do so in the future, because of the Government's buying patterns which have historically favorably affected the last two calendar quarters of the year.

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

                                                             PERCENTAGE OF SALES
                                               ---------------------------------------------
                                                       THREE                   SIX
                                                    MONTHS ENDED            MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                 2003        2002        2003         2002
                                               -------------------     ---------------------
      Sales                                     100.0%      100.0%      100.0%      100.0%
      Cost of sales                              88.0        92.5        89.5        92.2
                                               -------     -------    ---------   ----------
      Gross margin                               12.0        7.5         10.5         7.8
                                               -------     -------    ---------   ----------
      Operating expenses:
             Selling, general, and               11.0        6.7         10.8         7.4
      administrative
             Depreciation and amortization       0.4         0.5          0.4         0.5
                                               -------     -------    ---------   ----------
      Total operating expenses                   11.4        7.2         11.2         7.9
                                               -------     -------    ---------   ----------
      Income (loss)  from operations             0.6         0.3         (0.7)       (0.1)
      Interest (income) expense, net            (0.4)       (0.3)        (0.4)       (0.6)
                                               -------     -------    ---------   ----------
      Income (loss)  before taxes                1.0         0.6         (0.3)        0.5
      Income tax provision (benefit)             0.4         0.2         (0.1)        0.2
                                               -------     -------    ---------   ----------
      Net income (loss)                          0.6         0.4         (0.2)        0.3
                                               =======     =======    =========   ==========

     The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.


                                    THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
CONTRACT VEHICLE                  2003                      2002                      2003                      2002
                          ----------------------    ----------------------    ----------------------    ----------------------
GSA Schedules                   $53.9     28.4%           $64.0     31.8%           $105.8    28.7%            $99.0    26.2%

IDIQ Contracts                   83.3     43.9%            80.5     40.1%            162.2    44.0%            142.7    37.8%

Open Market                      28.5     15.0%            16.7      8.3%             55.5    15.1%             35.6     9.4%

Subcontracts and
     Other Contracts             24.0     12.7%            39.8     19.8%             45.1    12.2%            100.4    26.6%
                          ------------ ---------    ------------ ---------    ------------- --------    ------------- --------
  Total                        $189.7    100.0%          $201.0    100.0%           $368.6   100.0%           $377.7   100.0%
                          ============ =========    ============ =========    ============= ========    ============= ========

TOP 5 VENDORS                    THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                2003                     2002                      2003                     2002
                        ---------------------    ---------------------     ---------------------    ---------------------
Panasonic                   $33.6      17.7%         $25.9      12.9%          $68.4      18.6%         $53.9      14.3%

HP                           28.6      15.1%          32.1      16.0%           60.9      16.5%          60.3      16.0%

Sun                          34.8      18.4%          24.8      12.3%           54.5      14.8%          35.7       9.5%

Cisco                        18.1       9.5%          15.5       7.7%           38.5      10.4%          52.3      13.8%

Microsoft                    17.1       9.0%          34.8      17.3%           31.9       8.7%          43.9      11.6%

Other                        57.5      30.3%          67.9      33.8%          114.4      31.0%         131.6      34.8%
                        ---------- ----------    ---------- ----------     ---------- ----------    ---------- ----------
Total                      $189.7       100%        $201.0       100%         $368.6       100%        $377.7       100%
                        ========== ==========    ========== ==========     ========== ==========    ========== ==========

                                    THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
PRODUCT                           2003                      2002                      2003                      2002
                          ----------------------    ----------------------    ----------------------    ----------------------
Hardware                       $112.8     59.5%          $134.0     66.7%           $241.8    65.6%           $273.3    72.4%

Software                         54.8     28.9%            58.1     28.9%             83.8    22.7%             82.4    21.8%

Services                         22.1     11.6%             8.9      4.4%             43.0    11.7%             22.0     5.8%
                          ------------ ---------    ------------ ---------    ------------- --------    ------------- --------
  Total                        $189.7    100.0%          $201.0    100.0%           $368.6   100.0%           $377.7   100.0%
                          ============ =========    ============ =========    ============= ========    ============= ========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 2002

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the second quarter of 2003 were $189.7 million, compared to $201.0 million in the second quarter of 2002, or a decrease of 5.6%. Sales under the GSA Schedules category are down $10.1 million to $53.9 million while open market sales increased $11.8 million to $28.5 million for the quarter. Sales in the Subcontract and Other Category decreased $15.8 million to $24.0 million for the quarter ended June 30, 2003. This decrease is primarily due to decreased volume on subcontracts with prime contractors, specifically on the FBI's Trilogy contract.

     BACKLOG. The Company recognizes an order in its backlog at the time it receives and accepts a written customer purchase order. The Company's Total Backlog includes orders that have not shipped ("Unshipped Backlog") as well as orders that have shipped but cannot be recognized as revenue at the period end. Total Backlog at June 30, 2003, was approximately $106.2 million compared to $118.4 million at June 30, 2002. Unshipped Backlog at June 30, 2003, was approximately $96.2 million compared to $108.3 million at June 30, 2002. Backlogs fluctuate significantly from quarter to quarter because of the seasonality of Government ordering patterns and fluctuations in inventory availability of various products.

     GROSS MARGIN. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicles and the mix of product sold. Gross margin in the second quarter of 2003 increased to 12.0% of total sales from 7.5% of total sales due to three factors. First, the January 1, 2003 adoption of EITF Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)," which resulted in reclassifying certain vendor funds as a reduction in cost of sales. Second, GTSI's sales organization was effective in securing an order for software inventory that had been impaired during 2002. As a result, the company reversed a $1.4 million impairment charge. Third, the company's underlying product margin increased from 7.5% in the second quarter of 2002 to 8.3% in the second quarter of 2003.

     OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2003 increased to $21.6 million for the second quarter 2003 from $14.4 million from the same period in 2002. A large portion of this increase was a result of the adoption of EITF No. 02-16. For comparative purposes operating expenses for the quarter ending June 30, 2002 would have been $19.3 million. In addition to the impact of this new accounting pronouncement, operating expenses increased due to higher personnel costs due to increased headcount primarily in the sales and Technology Team organizations. Expressed as a percentage of total sales, total operating expenses increased to 11.4% from 7.2% in the same quarter last year. Applying the impact from EITF No. 02-16 to the quarter ending June 30, 2002 for comparison purposes, total operating expenses expressed as a percentage of sales would have increased to 11.4% for the second quarter of 2003 compared to 9.6% in the same quarter last year.

     INTEREST AND OTHER INCOME, NET. Net interest and other income in the quarter ended June 30, 2003 increased $133,000 to $744,000 compared to $611,000 in the same period in 2002 due primarily to an increase in lease interest income. The Company continues to maximize prompt payment discounts when offered by vendors. However, due to lower interest rates, the Company is beginning to experience vendors reducing their prompt payment programs.

     INCOME TAX. The Company recorded a tax provision of $738,000 for the second quarter of 2003 based on its annual expected effective tax rate of approximately 39% for the year compared to a tax provision of $521,000 in the same period last year.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 2002

     SALES. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the first six-months of 2003 were $368.6 million, compared to $377.7 million in the first six-months of 2002, or a decrease of 2.4%. Sales in the GSA Schedules, IDIQ Contracts and Open Market contract categories all experienced growth for the first six-months of 2003 compared to the same period last year. The increase in these three categories is attributed to the efforts of our expanded sales force. The increase in these three categories is offset by a $55.3 million decrease in sales made under the Subcontracts and Other Contracts category. This decrease is primarily due to decreased volume on subcontracts with prime contractors, specifically on the FBI's Trilogy contract.

     GROSS MARGIN. Gross margin in the six-month period ended June 30, 2003 increased to 10.5% of total sales from 7.8% of total sales for the same period in 2002. The primary factor impacting margins for the period is the January 1, 2003 adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)," which resulted in reclassifying certain vendor funds as a reduction in cost of sales. If the Company had applied EITF 02-16 to the six months ending June 30, 2002, gross margins would have increased to 10.5% of total sales from 9.3% of total sales for the same period in 2002. The Company's gross margins may fluctuate from period to period based on the product and contract mix sold during the period.

     OPERATING EXPENSES. Total operating expenses for the six months ended June 30, 2003 increased $11.5 million to $41.3 million from the same period in 2002. Expressed as a percentage of total sales, total operating expenses increased to 11.2% from 7.9% in the same period last year. A large portion of this increase was a result of the adoption of EITF 02-16, which increased margins, but also operating costs. In addition to the impact of this new accounting pronouncement, operating expenses increased $3.6 million due primarily to increased headcount in the sales and Technology Team organizations. Management feels the Company's additional investment in sales and Technology Team personnel in the first half of 2003 was required in order to maximize future sales and market share. The Company is now better positioned to take advantage of some of its new opportunities in the State and Local marketplace utilizing the newly awarded US Communities Contract; sales to Prime Contractors through the Company's revamped Integrator Solutions Group; and in the area of leasing to the Government. For comparison purposes, if the Company had applied EITF 02-16 to the six months ending June 30, 2002; total operating expenses expressed as a percentage of sales would have increased to 11.2% for the six months of 2003 compared to 9.5% in the first six months of last year.

     INTEREST AND OTHER INCOME. Net interest and other income in the first six months of 2003 decreased $900,000 to $1.5 million compared to $2.4 million in the same period in 2002 due primarily to a decrease in interest income from equipment leases and a $500,000 gain on the sale of equipment leases in the first quarter of 2002.

     INCOME TAX. The Company recorded a tax benefit of $394,000 for the first six months of 2003 based on its annual expected effective tax rate for the year of approximately 39% compared to a tax provision of $875,000 in the same period last year.

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

     Additionally, legislation is periodically introduced in Congress that may change the federal government's procurement practices, and agencies from time to time may issue new regulations or modify existing regulations that may also change the government's procurement practices. GTSI cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, the impact upon its operating results. Changes in the structure, composition and/or buying patterns of the Government, either alone or in combination with competitive conditions or other factors, could adversely affect future results.

     NEW ACCOUNTING PRONOUNCEMENTS.

     In November 2002, the Emerging Issues Task Force (EITF) published Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its 2003 condensed consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No.
45). FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result of adopting FIN No. 45 the Company has added additional disclosures to its quarterly reporting.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of No. SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock -based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

     Had compensation costs for the Company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," using a FASB accepted fair valuation method, "Black-Scholes", the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                 2003            2002             2003            2002
                                             ------------    ------------     ------------    ------------
Net (loss) income - as reported                   $1,149            $772           ($614)          $1,313

Add: Total stock-based employee
compensation expense as reported under
intrinsic value method (APB No. 25) for
all awards, net of related tax effects               ---             ---              ---             ---

Deduct: Total stock-based employee
compensation expense determined under fair
value based method (SFAS No. 123) for all
awards, net of related tax effects                  (624)           (245)         (1,227)            (490)
                                             ------------    ------------     ------------    ------------

Net income - pro forma                              $525            $527         ($1,841)            $823
                                             ============    ============     ============    ============
Net (loss) income per share - as reported
(basic)                                             0.14            0.09           (0.07)            0.16

Net income per share - as reported
(diluted)                                           0.13            0.08           (0.07)            0.14

Net income per share - pro forma (basic)            0.06            0.06           (0.22)            0.10

Net income per share - pro forma (diluted)          0.06            0.05           (0.22)            0.09

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN No.
46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or the interim period beginning after June 15, 2003 which is the Company's third quarter fiscal year 2003. The Company does not expect the adoption of FIN No. 46 to have a material impact on our 2003 condensed consolidated financial statements.

     On January 1, 2003 GTSI adopted a new accounting pronouncement, EITF Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." This pronouncement requires that consideration from vendors, such as advertising support funds and sales volume incentives, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds represent a reimbursement of a specific, incremental, identifiable cost incurred by GTSI in selling the vendor's product. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. GTSI provides numerous advertising programs to support vendors, including catalogs, radio, Internet, magazine and newspaper advertising for which the Company receives consideration. The Company adopted EITF No. 02-16 prospectively as of the quarter ended March 31, 2003.

     As a result of adopting EITF No. 02-16, the Company records certain vendor considerations as a reduction of inventory and a subsequent reduction in cost of goods sold when the related product is sold. In previous reporting periods, the Company recorded these items as a reduction to operating expenses in that period. The impact on the Company's operating income of EITF No. 02-16 for both the three-month and six-month ended June 30, 2003 was an increase in cost of goods sold of $684,000 or a tax effected reduction to net income of $417,000.

     For comparative purposes, if the Company applied EITF No. 02-16 to the three-months and six-months ended June 30, 2002; the Company's operating income for those periods would have been reduced by $325,000 or a tax effected reduction to net income of $198,000. In addition, gross margin would have increased from $15.1 million to $19.7 million for the second quarter 2002 and from $29.6 million to $35.6 million for the six months of 2002. Gross margin percentage would have increased from 7.5% to 9.8% for the quarter and from 8.5% to 10.1% for the six months of 2002. Operating expenses would have also increased from $14.4 million to $19.3 million and from $29.8 million to $35.8 million for the quarter and year to date 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2003, the Company's operating activities provided $15.5 million of cash flow, compared to the $33.4 million of cash flow provided during the same period in 2002. The decrease in cash flow relates primarily to the Company's sale of equipment leases during the first quarter 2002.

     Investing activities used cash of approximately $4.8 million during the six months ended June 30, 2003, compared to $2.2 million for the same period in 2002 reflecting the Company's investment in software for a new fulfillment system, intended to improve efficiency throughout the Company. As of June 30, 2003, the Company has capitalized approximately $8.0 million dollars under this project.

     During the six months ended June 30, 2003, the Company's financing activities used cash of approximately $10.7 million, of which $7.5 million was used to repay borrowings under the Company's Credit Facilities. The Company also used $4.0 million of cash to purchase the Company's stock.

     The Company has a revolving line of credit (the "Revolver") with a group of banks, which allows for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company has a separate facility with a bank for inventory financing of vendor products (the "Wholesale Financing Facility"), which allows for borrowings up to $60.0 million during its highest seasonal period. Combined, the Revolver and the Wholesale Financing Facility (the "Credit Facilities") allow the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Credit Facilities coincides with the seasonality of the Company's business and allows the Company to minimize banking fees. The interest rate under the Revolver is a rate indexed to the London Interbank Offered Rate (LIBOR) plus 1.75 %.

     Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company's operating assets. Current obligations are first funded and then all cash receipts are automatically applied to reduce outstanding borrowings. The Revolver also contains certain covenants that include restrictions on the payment of dividends and the purchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. As of June 30, 2003 the Company is in compliance with all of its covenants under the Revolver and has available credit of $20.0 million.

     On March 31, 2003 the Company and its group of banks signed an amendment to the Revolver in which the group of banks consented to allow the Company to repurchase an additional $5.0 million worth of its stock from third-party shareholders. During the first six months of 2003 the Company repurchased $4.0 million of its stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a $50.0 million revolving line of credit (the "Revolver") indexed at LIBOR plus 1.75%. This variable rate Revolver subjects the Company to potential borrowing costs exposure resulting from changes in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

     Based on its most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company's management, including its principal executive officer and principal financial officer, are appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or the other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its annual meeting of stockholders on May 14, 2003.

(b) Set forth below are the three matters that were presented to and voted upon by the Company's stockholders, and the results of such stockholders' votes.

1.   Election of Directors

                                                 Votes
     Nominees                   Votes For        Withheld
     --------                   ---------        --------

     Steven Kelman, Ph.D.       7,405,919         845,557

     Barry L. Reisig            7,575,231         676,245

     John M. Toups              7,574,791         676,685

     Thomas L. Hewitt           7,576,903         674,573

2. The approval of an Amendment to the Company's 1996 Stock Option Plan to increase by 1,000,000 the number of shares of the Company's common stock authorized for issuance thereunder.

     Votes For         Votes Against       Abstention       Non-Votes
     ---------         -------------       ----------       ---------

     3,019,106         2,692,308           19,847           2,520,215

3. The approval of an amendment to the Company's 1996 Stock Option Plan to extend the period during which non-statutory options automatically granted thereunder to non-employee directors can be exercised after the respective optionees cease to serve as non-employee directors.

     Votes For         Votes Against       Abstention
     ---------         -------------       ----------

     6,178,193         2,051,703           21,580

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:
     10.8 GTSI 1996 STOCK OPTION PLANS AS AMENDED ON MAY 14, 2003 STOCKHOLDER MEETING.
     31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER.
     31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER.
     32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002.

     (b)  REPORTS ON FORM 8-K:
          1. On April 24, 2003, GTSI filed a report on Form 8-K under Item 5 relating to its financial information for the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Date: August 14, 2003

                                       GTSI CORP.


                                       By: /s/ DENDY YOUNG
                                          --------------------------------------
                                           Dendy Young
                                           Chairman and Chief Executive Officer


                                       By: /s/ THOMAS A. MUTRYN
                                          --------------------------------------
                                           Thomas A. Mutryn
                                           Senior Vice President and Chief
                                           Financial Officer