Form 10-Q
period 2003-09-30
GTSI CORP
filed 2003-11-14
CIK 850483

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


                FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                         Shares Outstanding at October 31, 2003
------------------------------            --------------------------------------
Common Stock, $0.005 par value                          8,294,268

================================================================================

                            GTSI CORP. AND SUBSIDIARY

      Quarterly Report on Form 10-Q for the Period Ended September 30, 2003


Table of Contents                                                           Page
-----------------                                                           ----

COVER PAGE.....................................................................1

TABLE OF CONTENTS..............................................................2

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS -

              Consolidated Balance Sheets as of
                 September 30, 2003 (unaudited) and December 31, 2002..........3

              Consolidated Statements of Operations for the
                 Three Months and Nine Months Ended September 30, 2003 and
                 2002 (unaudited)..............................................4

              Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2003 and 2002 (unaudited).....5

              Notes to Condensed Consolidated Financial Statements
                 (unaudited)...................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................12

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......21

     ITEM 4.  CONTROLS AND PROCEDURES.........................................21


PART II - OTHER INFORMATION...................................................22

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................22

SIGNATURES....................................................................23

EXHIBIT 31.1: CEO CERTIFICATION

EXHIBIT 31.2: CFO CERTIFICATION

EXHIBIT 32.1: WRITTEN STATEMENTS OF CEO AND CFO

                                    GTSI CORP. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                              (In thousands, except per share data)


                                                                    September 30,   December 31,
                                                                        2003            2002
                                                                     (Unaudited)      (Audited)
                                                                    ------------    ------------
ASSETS
Current assets:
   Cash                                                             $        109    $         32
   Accounts receivable, net                                              177,801         139,164
   Lease receivables, current                                                634             308
   Merchandise inventories                                                94,826          56,039
   Other current assets                                                   24,145          15,080
                                                                    ------------    ------------
         Total current assets                                            297,515         210,623
Property and equipment, net                                               16,658          11,707
Lease receivables, net of current portion                                    708              --
Other assets                                                               3,375           2,588
                                                                    ------------    ------------
         Total assets                                               $    318,256    $    224,918
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                           $         --    $      7,539
   Accounts payable                                                      219,466         122,432
   Accrued liabilities                                                    17,790          13,412
   Accrued warranty liabilities                                            3,463           4,404
                                                                    ------------    ------------
         Total current liabilities                                       240,719         147,787
Other liabilities                                                          1,761           1,640
                                                                    ------------    ------------
         Total liabilities                                               242,480         149,427
                                                                    ------------    ------------
Commitments and contingencies
Stockholders' equity
   Preferred Stock - $0.25 par value, 680,850 shares authorized;
   none issued or outstanding                                                 --              --
   Common Stock - $0.005 par value, 20,000,000 shares authorized;
   9,806,084 issued and 8,285,768 and 8,609,938 outstanding at
   September 30, 2003 and December 31, 2002, respectively                     49              49
   Capital in excess of par value                                         44,732          44,439
   Retained earnings                                                      39,808          36,952
   Treasury stock, 1,520,316 shares at September 30, 2003 and
      1,196,146 shares at December 31, 2002, at cost                      (8,813)         (5,949)
                                                                    ------------    ------------
         Total stockholders' equity                                       75,776          75,491
                                                                    ------------    ------------
         Total liabilities and stockholders' equity                 $    318,256    $    224,918
                                                                    ============    ============


   The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                                     GTSI CORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share data)
                                            (Unaudited)


                                                 Three months ended           Nine months ended
                                                    September 30,               September 30,
                                                 2003          2002          2003          2002
                                              ----------    ----------    ----------    ----------

Sales                                         $  273,066    $  276,846    $  641,661    $  654,581

Cost of sales                                    245,569       254,485       575,333       602,600
                                              ----------    ----------    ----------    ----------

Gross margin                                      27,497        22,361        66,328        51,981

Operating expenses                                22,640        18,414        63,955        48,227
                                              ----------    ----------    ----------    ----------

Income from operations                             4,857         3,947         2,373         3,754
                                              ----------    ----------    ----------    ----------

      Interest and other income                      939         1,506         2,534         4,142
      Interest expense                               (99)         (218)         (217)         (473)
                                              ----------    ----------    ----------    ----------
Interest and other income, net                       840         1,288         2,317         3,669
                                              ----------    ----------    ----------    ----------

Income before income taxes                         5,697         5,235         4,690         7,423

Income tax provision                               2,227         2,094         1,834         2,969
                                              ----------    ----------    ----------    ----------
Net income                                    $    3,470    $    3,141    $    2,856    $    4,454
                                              ==========    ==========    ==========    ==========


Basic net income per share                    $     0.42    $     0.38    $     0.34    $     0.54
                                              ==========    ==========    ==========    ==========

Diluted net income per share                  $     0.39    $     0.32    $     0.31    $     0.46
                                              ==========    ==========    ==========    ==========

Basic weighted average shares outstanding          8,238         8,316         8,352         8,256
                                              ==========    ==========    ==========    ==========

Diluted weighted average shares outstanding        8,986         9,723         9,088         9,608
                                              ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                         2003          2002
                                                      ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $    2,856    $    4,454
Adjustments to reconcile net income to net cash
provided by operating activities                          15,147        (2,267)
                                                      ----------    ----------
Net cash provided by operating activities                 18,003         2,187
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cost of property and equipment                      (7,816)       (3,349)
                                                      ----------    ----------
Net cash used in investing activities                     (7,816)       (3,349)
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of bank notes, net                         (7,539)          131
      Common stock repurchases                            (3,969)         (797)
      Proceeds from exercises of stock options               909           901
      Proceeds from Employee Stock Purchase Plan             489           900
                                                      ----------    ----------
Net cash (used in) provided by financing activities      (10,110)        1,135
                                                      ----------    ----------

Net increase (decrease) in cash                               77           (27)
Cash at beginning of period                                   32           114
                                                      ----------    ----------
Cash at end of period                                 $      109    $       87
                                                      ==========    ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                        $      232    $      523
                                                      ==========    ==========
      Income taxes                                    $      327    $    1,122
                                                      ==========    ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                            GTSI CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


1.   Basis of Presentation

         The accompanying unaudited, condensed consolidated financial statements of GTSI Corp. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financial statements for the year ended December 31, 2002 and the accompanying Notes to the Financial Statements, contained in the Company's 2002 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been made. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of results expected for the full year, or future periods.

         New Accounting Pronouncements

         In November 2002, the Emerging Issues Task Force (EITF) published Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's 2003 condensed consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result of adopting FIN No. 45 the Company has added additional disclosures related to accrued warranty obligations.

         In December 2002, the FASB issued Statement of Financial Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports beginning with the quarter ended March 31, 2003.

         Had compensation costs for the Company's stock options been determined based on SFAS No. 123 using an accepted fair valuation method, the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                        2003               2002               2003               2002
                                                    ------------       ------------       ------------       ------------

Net income - as reported                            $      3,470       $      3,141       $      2,856       $      4,454


Deduct: Total stock-based employee compensation
expense determined under fair value based method
(SFAS No. 123) for all awards, net of related tax
effects                                                     (233)              (223)              (631)              (448)
                                                    ------------       ------------       ------------       ------------


Net income - pro forma                              $      3,237       $      2,918       $      2,225       $      4,006
                                                    ============       ============       ============       ============
Net income per share - as reported (basic)          $       0.42       $       0.38       $       0.34       $       0.54
                                                    ============       ============       ============       ============
Net income per share - as reported (diluted)        $       0.39       $       0.32       $       0.31       $       0.46
                                                    ============       ============       ============       ============
Net income per share - pro forma (basic)            $       0.39       $       0.35       $       0.27       $       0.49
                                                    ============       ============       ============       ============
Net income per share - pro forma (diluted)          $       0.36       $       0.30       $       0.24       $       0.42
                                                    ============       ============       ============       ============

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN No. 46)." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003, which is the Company's first quarter of fiscal year 2004. The Company does not expect the adoption of FIN No. 46 to have a material impact on its condensed consolidated financial statements.

         On January 1, 2003 the Company adopted a new accounting pronouncement, EITF Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." This pronouncement requires that consideration from vendors, such as advertising support funds and sales volume incentives, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds represent a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's product. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. The Company provides numerous advertising programs to support vendors, including catalogs, radio, Internet, magazine and newspaper advertising for which it receives consideration. The Company adopted EITF No. 02-16 for the quarter ended March 31, 2003.

         As a result of adopting EITF No. 02-16, the Company records certain vendor considerations as a reduction of inventory and a subsequent reduction in cost of goods sold when the related product is sold. In previous reporting periods, the Company recorded these items as a reduction to operating expenses in that period. There was no material impact on the Company's operating income for the three months ended September 30, 2003 due to EITF No. 02-16. However, the impact for the nine months ended September 30, 2003 was an increase in cost of goods sold of approximately $668,000 or a tax effected reduction to net income of approximately $408,000.

         For comparative purposes, if the Company applied EITF No. 02-16 to the three months and nine months ended September 30, 2002, the Company's operating income for the three-month period would have increased by $213,000 or a tax effected increase to net income of $130,000 and the nine-month operating income would have been reduced by $112,000 or a tax effected reduction to net income of $68,000. In addition, gross margin would have increased from $22.4 million to $25.9 million for the third quarter 2002 and from $52.0 million to $61.5 million for the nine-month period ended September 30, 2002. Gross margin percentage would have increased from 8.1% to 9.3% for the quarter and from 7.9% to 9.4% for the nine month period ended September 30, 2002. Operating expenses would have also increased from $18.4 million to $21.9 million and from $48.2 million to $57.7 million for the quarter and year to date 2002, respectively.

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

3.   Capitalized Software

         The Company is implementing software to replace its current fulfillment system. As of September 30, 2003, the Company has capitalized approximately $10.2 million under this project. The Company is undergoing an evaluation of the project's continued progress. If management determines as a result of the evaluation that portions of the software have no future economic value, the amount previously capitalized associated with that portion of the software will be charged to expense.

4.   Notes Payable to Banks

         Subsequent to September 30, 2003, the Company closed a new $125 million Credit Facility with a lender and terminated the existing credit facilities. The new Credit Facility, which matures on February 28, 2005, includes a revolving line of credit (the Revolver) and a provision for inventory financing of vendor products (the Wholesale Financing Facility). Borrowing under the Revolver is limited to 85% of eligible accounts receivable and carries an interest rate indexed to LIBOR plus 1.75 percentage points. The Revolver is secured by substantially all of the Company's assets. The Revolver also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of the inventory. The Wholesale Financing Facility is secured by the underlying inventory.

         As of September 30, 2003 the Company had a revolving line of credit with a group of banks, which allowed for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company had a separate facility with a bank for inventory financing of vendor products, which allowed for borrowings up to $60.0 million during its highest seasonal period. Combined, the revolver and the inventory financing facility allowed the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the credit facilities coincided with the seasonality of the Company's business and allowed the Company to minimize banking fees. The interest rate under the revolver was a rate indexed to the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points.

         Borrowing under the revolver was limited to 85% of eligible accounts receivable. The revolver was secured by substantially all of the Company's operating assets. Current obligations were first funded and then all cash receipts were automatically applied to reduce outstanding borrowings. The revolver also contained certain covenants that included restrictions on the payment of dividends and the purchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. As of September 30, 2003 the Company was in compliance with all of its covenants under the revolver and had available credit on the revolver of $50.0 million.

         On March 31, 2003 the Company and its group of banks signed an amendment to the revolver in which the group of banks consented to allow the Company to repurchase up to an additional $5.0 million worth of its stock from stockholders. During the nine months ended September 30, 2003 the Company repurchased approximately $4.0 million of its stock.

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


            Accrued warranty liability as of December 31, 2002              $  4,404

            Warranty activity from January 1, 2003 to September 30, 2003:

               Charges made against the warranty                              (4,145)

               Accruals related to warranty                                    3,204
                                                                            --------
            Net change to accrued warranty liability during period              (941)
                                                                            --------

            Accrued warranty liability as of September 30, 2003             $  3,463
                                                                            ========

6.   Earnings Per Share

         The following table sets forth the components of basic and diluted earnings per share:

                                                                    In thousands, except per share amounts
                                                                   -----------------------------------------
                                                                   Three months ended     Nine months ended
                                                                      September 30,         September 30,
                                                                     2003       2002       2003       2002
                                                                   --------   --------   --------   --------
            Basic earnings per share:
               Net income (numerator)                              $  3,470   $  3,141   $  2,856   $  4,454
               Weighted average shares outstanding (denominator)      8,238      8,316      8,352      8,256
                                                                   --------   --------   --------   --------
               Basic earnings per share                            $   0.42   $   0.38   $   0.34   $   0.54
                                                                   ========   ========   ========   ========

            Diluted earnings per share:
               Net income (numerator)                              $  3,470   $  3,141   $  2,856   $  4,454
            Denominator:
               Weighted average shares outstanding                    8,238      8,316      8,352      8,256
               Effect of dilutive securities:
               Employee stock options                                   748       1407        736       1352
                                                                   --------   --------   --------   --------
               Denominator for dilutive earnings per share            8,986      9,723      9,088      9,608
                                                                   --------   --------   --------   --------
               Diluted earnings per share                          $   0.39   $   0.32   $   0.31   $   0.46
                                                                   ========   ========   ========   ========

7.   Stock Options

         On May 14, 2003, the stockholders of the Company approved a change to extend the exercise period for certain options granted to its non-employee directors following cessation from the Company to the earlier of the fifth anniversary of the cessation date or the expiration date of the respective option. Also, in January 2003 the Company agreed that the unvested options held by one officer would automatically vest if a change in control of the Company occurs. Both of these changes require a new measurement date as required by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". No compensation expense was recorded as a result of the modifications at this time because the Company is currently unable to estimate whether the non-employee directors will use the benefit of the extension of their option awards as a result of the modification and, in respect of the unvested options held by the officer, if a change in control of the Company will occur.

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

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

         The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and Notes (unaudited) thereto included elsewhere in this Report, as well as the Company's consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 2002. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

Overview

         GTSI is a recognized information technology (IT) solutions leader, providing products and services to federal, state, and local government customers worldwide. For two decades GTSI has served the public sector by teaming up with global IT leaders such as HP, Panasonic, Microsoft, Sun and Cisco. GTSI seeks to deliver maximum value through its broad range of products, extensive contract portfolio, and ISO 9002-registered logistics. Through its Technology Teams, GTSI delivers "best of breed" products and services to help its customers realize strong value for their IT investments. The Technology Teams consist of technical experts who support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless solutions, high availability storage and information assurance. GTSI continues to broaden its leadership in electronic commerce and procurement through its federally focused website, gtsi.com that provides customized shopping zones to meet customers' personalized needs. GTSI is headquartered in Northern Virginia, outside of Washington, D.C.

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


                                                                   Percentage of Sales
                                                       --------------------------------------------
                                                              Three                    Nine
                                                           Months Ended            Months Ended
                                                           September 30,           September 30,
                                                         2003        2002        2003        2002
                                                       --------    --------    --------    --------

            Sales                                         100.0%      100.0%      100.0%      100.0%
            Cost of sales                                  89.9        91.9        89.7        92.1
                                                       --------    --------    --------    --------
            Gross margin                                   10.1         8.1        10.3         7.9
                                                       --------    --------    --------    --------
            Operating expenses:
                Selling, general, and administrative        8.0         6.4         9.7         7.0
                Depreciation and amortization               0.3         0.3         0.3         0.4
                                                       --------    --------    --------    --------
            Total operating expenses                        8.3         6.7        10.0         7.4
                                                       --------    --------    --------    --------
            Income from operations                          1.8         1.4         0.3         0.5
            Interest income, net                            0.3         0.5         0.4         0.7
                                                       --------    --------    --------    --------
            Income before taxes                             2.1         1.9         0.7         1.2
            Income tax provision                            0.8         0.8         0.3         0.5
                                                       --------    --------    --------    --------
            Net income                                      1.3         1.1         0.4         0.7
                                                       ========    ========    ========    ========

         The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

                           Three months ended September 30,               Nine months ended September 30,
Contract Vehicle              2003                   2002                   2003                   2002
                      -------------------    -------------------    -------------------    -------------------

GSA Schedules         $   77.6       28.4%   $   97.5       35.2%   $  183.4       28.5%   $  196.6       30.0%
IDIQ Contracts           119.8       43.9%      113.8       41.1%      282.0       44.0%      256.5       39.2%
Open Market               50.5       18.5%       33.4       12.1%      105.9       16.5%       69.3       10.6%
Subcontracts and
    Other Contracts       25.2        9.2%       32.1       11.6%       70.3       11.0%      132.1       20.2%
                      -------------------    -------------------    -------------------    -------------------
  Total               $  273.1      100.0%   $  276.8      100.0%   $  641.6      100.0%   $  654.5      100.0%
                      ===================    ===================    ===================    ===================


Top 5 Vendors              Three months ended September 30,               Nine months ended September 30,
                              2003                   2002                   2003                   2002
                      -------------------    -------------------    -------------------    -------------------
Panasonic             $   48.4       17.7%   $   37.0       13.4%   $  116.8       18.2%   $   90.9       13.9%

HP                        39.0       14.3%       32.9       12.0%       97.8       15.2%       68.8       10.5%

Sun                       38.9       14.2%       46.8       16.9%       93.4       14.6%       82.5       12.6%

Cisco                     32.2       11.8%       33.2       12.0%       70.7       11.0%       85.5       13.1%

Microsoft                 19.3        7.1%       32.3       11.7%       51.2        8.0%       76.2       11.6%

Other                     95.3       34.9%       94.6       34.2%      211.7       33.0%      250.6       38.3%
                      -------------------    -------------------    -------------------    -------------------
Total                 $  273.1      100.0%   $  276.8      100.0%   $  641.6      100.0%   $  654.5      100.0%
                      ===================    ===================    ===================    ===================


                           Three months ended September 30,               Nine months ended September 30,
Product                       2003                   2002                   2003                   2002
                      -------------------    -------------------    -------------------    -------------------

Hardware              $  201.4       73.7%   $  194.8       70.4%   $  443.0       69.0%   $  468.1       71.5%
Software                  44.2       16.2%       62.3       22.5%      128.0       20.0%      144.7       22.1%
Services                  27.5       10.1%       19.7        7.1%       70.6       11.0%       41.7        6.4%
                      -------------------    -------------------    -------------------    -------------------
  Total               $  273.1      100.0%   $  276.8      100.0%   $  641.6      100.0%   $  654.5      100.0%
                      ===================    ===================    ===================    ===================

Three Months Ended September 30, 2003 Compared
With the Three Months Ended September 30, 2002

         Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Sales for the third quarter of 2003 were $273.1 million, compared to $276.8 million in the third quarter of 2002, or a decrease of 1.3%. Sales under the GSA Schedules category are down $19.9 million to $77.6 million while open market sales increased $17.1 million to $50.5 million for the quarter. Sales in the Subcontract and Other Contracts category decreased $6.9 million to $25.2 million for the quarter ended September 30, 2003. This decrease is primarily due to decreased volume on subcontracts with prime contractors, specifically on the FBI's Trilogy contract.

         Backlog. The Company recognizes an order in its backlog at the time it receives and accepts a written customer purchase order. The Company's Total Backlog includes orders that have not shipped ("Unshipped Backlog") as well as orders that have shipped but cannot be recognized as revenue at the period end. Total Backlog at September 30, 2003 was approximately $228.3 million compared to $203.6 million at September 30, 2002. Unshipped Backlog at September 30, 2003 was approximately $203.7 million compared to $181.3 million at September 30, 2002. Backlogs fluctuate significantly from quarter to quarter because of the seasonality of Government ordering patterns and fluctuations in inventory availability of various products.

         Gross Margin. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicles and the mix of product sold. Gross margin in the third quarter of 2003 increased to 10.1% of total sales from 8.1%. The increase is primarily due to the Company's January 1, 2003 adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)," which resulted in reclassifying certain vendor funds as a reduction in cost of sales. If the Company had applied EITF No. 02-16 to the three months ending September 30, 2002, gross margins would have increased to 10.1% of total sales from 9.3% of total sales for the same period in 2002.

         Operating Expenses. Total operating expenses for the three months ended September 30, 2003 increased to $22.6 million from $18.4 million from the same period in 2002. A large portion of this increase was a result of the adoption of EITF No. 02-16. For comparative purposes operating expenses for the quarter ending September 30, 2002 would have been $21.9 million. In addition to the impact of this new accounting pronouncement, operating expenses increased due to higher personnel costs due to increased headcount primarily in the Sales and Technology Team organizations. Offsetting this increase was the reversal of two previously recorded accrued liabilities related to the reconciliation of a state business tax issue and the resolution of a customer dispute, which resulted in a total expense reduction of $540,000. Expressed as a percentage of total sales, total operating expenses increased to 8.3% from 6.7% in the same quarter last year. Applying the impact from EITF No. 02-16 to the quarter ended September 30, 2002 for comparison purposes, total operating expenses expressed as a percentage of sales would have increased to 8.3% for the third quarter of 2003 compared to 7.9% in the same quarter last year.

         Interest and Other Income, Net. Net interest and other income in the quarter ended September 30, 2003 decreased $448,000 to $840,000 compared to $1.3 million in the same period in 2002 due primarily to a decrease in prompt payment discounts taken during the period. The Company continues to take advantage of prompt payment discounts when offered by vendors. However, due to lower interest rates, the Company's vendors have reduced their prompt payment programs. As a slight offset to the decrease in interest and other income, interest expense also decreased $196,000 for the quarter. This decrease is due to reduced credit facility usage.

         Income Tax. The Company recorded a tax provision of $2.2 million for the third quarter of 2003 based on its expected annual effective tax rate of approximately 39% for the year compared to a tax provision of $2.1 million and an effective rate of 39% in the same period last year.

Nine Months Ended September 30, 2003 Compared
With the Nine Months Ended September 30, 2002

         Sales. Sales for the nine-months of 2003 were $641.7 million, compared to $654.6 million in the nine-months of 2002, or a decrease of 2.0%. Sales in the GSA Schedules, IDIQ Contracts and Open Market contract categories all experienced growth for the first nine-months of 2003 compared to the same period last year. The increase in these three categories is attributed to the efforts of our expanded sales force. The increase in these three categories is offset by a $61.8 million decrease in sales made under the Subcontracts and Other Contracts category. This decrease is primarily due to decreased volume on subcontracts with prime contractors, specifically on the FBI's Trilogy contract.

         Gross Margin. Gross margin in the nine-month period ended September 30, 2003 increased to 10.3% of total sales from 7.9% of total sales for the same period in 2002. The primary factor impacting margins for the period is the January 1, 2003 adoption of EITF Issue No. 02-16, which resulted in reclassifying certain vendor funds as a reduction in cost of sales. If the Company had applied EITF No. 02-16 to the nine months ended September 30, 2002, gross margins would have increased to 10.3% of total sales from 9.4% of total sales for the same period in 2002. The Company's gross margins may fluctuate from period to period based on the product and contract mix sold during the period.

         Operating Expenses. Total operating expenses for the nine months ended September 30, 2003 increased $15.8 million to $64.0 million from the same period in 2002. Expressed as a percentage of total sales, total operating expenses increased to 10.0% from 7.4% in the same period last year. A large portion of this increase was a result of the adoption of EITF No. 02-16, which increased margins, but also operating costs. In addition to the impact of this new accounting pronouncement, operating expenses increased $6.3 million due primarily to increased headcount in the Sales and Technology Team organizations. Management feels that by making these investments in Sales and Technology Team personnel the Company is now better positioned to take advantage of new opportunities in the State and Local marketplace utilizing the newly awarded US Communities Contract; sales to Prime Contractors through the Company's revamped Integrator Solutions Group; and in the area of leasing to the Government. During the third quarter 2003, the Company reversed two accrued liabilities related to the reconciliation of a state business tax issue and the resolution of a customer dispute, which resulted in a total expense reduction of $540,000. For comparison purposes, if the Company had applied EITF No. 02-16 to the nine months ended September 30, 2002, total operating expenses expressed as a percentage of sales would have increased to 10.0% for the nine months of 2003 compared to 8.8% in the nine months of last year.

         Interest and Other Income. Net interest and other income in the nine months of 2003 decreased $1.4 million to $2.3 million compared to $3.7 million in the same period in 2002 due primarily to a decrease in interest income from equipment leases and a $500,000 gain on the sale of equipment leases in the first quarter of 2002. Interest and other income was also impacted by a decrease in prompt payment discounts offered by vendors.

         Income Tax. The Company recorded a tax provision of $1.8 million for the nine months of 2003 based on its expected annual effective tax rate for the year of approximately 39% compared to a tax provision of $3.0 million and an effective rate of 39% in the same period last year.

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

Seasonal Fluctuations and Other Factors

         The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its operations as a result of government buying and funding patterns, which also affects the buying patterns of GTSI's prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the federal government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the computer and IT industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due GTSI, have occurred (all of which are also likely to occur in the future) and have adversely affected the Company's operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. The Company's stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

         New Accounting Pronouncements.

         In November 2002, the Emerging Issues Task Force (EITF) published Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's 2003 condensed consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result of adopting FIN No. 45, the Company has added additional disclosures related to accrued warranty obligations.

         In December 2002, the FASB issued Statement of Financial Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock -based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports beginning with the quarter ended March 31, 2003.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003, which is the Company's first quarter of fiscal year 2004. The Company does not expect the adoption of FIN No. 46 to have a material impact on its condensed consolidated financial statements.

         On January 1, 2003 the Company adopted a new accounting pronouncement, EITF Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." This pronouncement requires that consideration from vendors, such as advertising support funds and sales volume incentives, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds represent a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's product. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. The Company provides numerous advertising programs to support vendors, including catalogs, radio, Internet, magazine and newspaper advertising for which it receives consideration. The Company adopted EITF No. 02-16 for the quarter ended March 31, 2003.

         As a result of adopting EITF No. 02-16, the Company records certain vendor considerations as a reduction of inventory and a subsequent reduction in cost of goods sold when the related product is sold. In previous reporting periods, the Company recorded these items as a reduction to operating expenses in that period. There was no substantial impact on the Company's operating income for the three months ended September 30, 2003 due to EITF No. 02-16. However, the impact for the nine months ended September 30, 2003 is an increase in cost of goods sold of approximately $668,000 or a tax effected reduction to net income of approximately $408,000.

         For comparative purposes, if the Company applied EITF No. 02-16 to the three months and nine months ended September 30, 2002, the Company's operating income for the three-month period would have increased by $213,000 or a tax effected increase to net income of $130,000 and the nine-month operating income would have been reduced by $112,000 or a tax effected reduction to net income of $68,000. In addition, gross margin would have increased from $22.4 million to $25.9 million for the third quarter 2002 and from $52.0 million to $61.5 million for the nine month period ended September 30, 2002. Gross margin percentage would have increased from 8.1% to 9.3% for the quarter and from 7.9% to 9.4% for the nine-month period ended September 30, 2002. Operating expenses would have also increased from $18.4 million to $21.9 million and from $48.2 million to $57.7 million for the quarter and year to date 2002, respectively.

Liquidity and Capital Resources

         During the first nine months of 2003, the Company's operating activities provided $18.0 million of cash flow, compared to the $2.2 million of cash flow provided during the same period in 2002. The increase in cash flow relates primarily to the increase in trade accounts payable year over year. Accounts payable at September 30, 2003 is up in part due to vendors reducing their prompt payment discounts during 2003.

         Investing activities used cash of approximately $7.8 million during the nine months ended September 30, 2003, compared to $3.3 million for the same period in 2002 reflecting the Company's investment in software for a new fulfillment system, intended to improve efficiency throughout the Company. As of September 30, 2003, the Company has capitalized approximately $10.2 million under this project. The Company is undergoing an evaluation of the project's continued progress. If management determines as a result of the evaluation that portions of the software have no future economic value, the amount previously capitalized associated with that portion of the software will be charged to expense.

         During the nine months ended September 30, 2003, the Company's financing activities used cash of approximately $10.1 million, of which $7.5 million was used to repay borrowings under the Company's Credit Facilities. The Company also used $4.0 million of cash to purchase the Company's stock offset by proceeds received from the exercise of options and stock.

         Subsequent to September 30, 2003, the Company closed a new $125 million Credit Facility with a lender and terminated the existing credit facilities. The new Credit Facility, which matures on February 28, 2005, includes a revolving line of credit (the Revolver) and a provision for inventory financing of vendor products (the Wholesale Financing Facility). Borrowing under the Revolver is limited to 85% of eligible accounts receivable and carries an interest rate indexed to LIBOR plus 1.75 percentage points. The Revolver is secured by substantially all of the Company's assets. The Revolver also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of the inventory. The Wholesale Financing Facility is secured by the underlying inventory.

         As of September 30, 2003 the Company had a revolving line of credit with a group of banks, which allowed for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company had a separate facility with a bank for inventory financing of vendor products, which allowed for borrowings up to $60.0 million during its highest seasonal period. Combined, the revolver and the inventory financing facility allowed the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the credit facilities coincided with the seasonality of the Company's business and allowed the Company to minimize banking fees. The interest rate under the revolver was a rate indexed to the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points.

         Borrowing under the revolver was limited to 85% of eligible accounts receivable. The revolver was secured by substantially all of the Company's operating assets. Current obligations were first funded and then all cash receipts were automatically applied to reduce outstanding borrowings. The revolver also contained certain covenants that included restrictions on the payment of dividends and the purchase of the Company's Common Stock, as well as provisions specifying compliance with certain quarterly and annual financial ratios. As of September 30, 2003 the Company was in compliance with all of its covenants under the revolver and had available credit on the revolver of $50.0 million.

         On March 31, 2003 the Company and its group of banks signed an amendment to the revolver in which the group of banks consented to allow the Company to repurchase up to an additional $5.0 million worth of its stock from stockholders. During the nine months ended September 30, 2003 the Company repurchased approximately $4.0 million of its stock.

         The Company anticipates that it will continue to rely primarily on operating cash flow, loans and vendor credit to finance its operating cash needs. The Company believes that such funds should be sufficient to satisfy the Company's near term anticipated cash requirements for operations. Nonetheless, the Company may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance its working capital requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had a $50.0 million revolving line of credit indexed at LIBOR plus 1.75 percentage points as of September 30, 2003. This variable rate revolver subjects the Company to potential borrowing costs exposure resulting from changes in interest rates.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         31.1     Certification of Principal Executive Officer.
         31.2     Certification of Principal Financial Officer.
         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         (b) 1. On July 29, 2003, we furnished a Current Report on Form 8-K pursuant to Item 5. Other Events attaching a press release dated July 23, 2003 announcing our earnings results for the second quarter of 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Date: November 13, 2003

                                       GTSI Corp.



                                       By: /s/ DENDY YOUNG
                                           -------------------------------------
                                           Dendy Young
                                           Chairman and Chief Executive Officer



                                       By: /s/ THOMAS A. MUTRYN
                                           -------------------------------------
                                           Thomas A. Mutryn
                                           Senior Vice President and Chief
                                           Financial Officer