Form 10-K
period 2003-12-31
GTSI CORP
filed 2004-03-15
CIK 850483

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                             ----------------------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003          Commission File No. 0-19394

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2003, as reported on The Nasdaq Stock Market, was $71,782,970.

         The number of shares outstanding of the registrant's Common Stock on March 1, 2004, was 8,568,087.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held on April 29, 2004.

                                     PART I

Item 1.           BUSINESS.

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expect," "anticipate," "intend," "believe" and similar expressions. Our actual results could differ materially from those discussed in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date filed.

Company Overview

         GTSI Corp., a Delaware Corporation ("GTSI" or the "Company"), is a recognized information technology solutions leader, providing products and services to U.S. Federal ("Government"), state and local government and systems integrator customers worldwide. Founded in 1983, GTSI has more than 20 years of government-focused experience, making it one of the most experienced, stable information technology ("IT") solutions providers to federal, state and local agencies. GTSI's complete product and solution offering, technical expertise, logistics strengths, extensive contracts portfolio, customer relationships, and proven performance record make GTSI equally valuable to government customers and technology partners.

         GTSI offers its customers a convenient and cost-effective centralized source for computer, workstation, software, networking and other IT solutions through GTSI's broad selection of popular products and services at competitive prices. The Company specializes in understanding both the various IT needs and the procurement processes of government customers. GTSI sells to most departments and agencies of the Government, state and local governments and systems integrators and prime contractors selling to the government market. In 2003, GTSI's sales directly to Government agencies, to prime contractors for resale to Government agencies and to state and local government agencies accounted for 85%, 12% and 3% of sales, respectively.

         GTSI currently offers access to approximately 400,000 IT products from over 750 key manufacturers, including HP (Hewlett-Packard), Microsoft, Panasonic, Sun Microsystems, and Cisco Systems. The Company believes it provides its vendor partners with a low-cost marketing and distribution channel to the many end-users constituting the government market, while substantially insulating these partners from the complex government procurement rules and regulations.

         GTSI fulfills many of its customer orders from its state-of-the-art 200,000 square-foot distribution center located in Chantilly, Virginia. The Company stocks many popular IT products to enable quick delivery to its customers. In addition, the Company leverages the distribution center and its logistics expertise to offer a wide variety of managed fulfillment services to its customers. Within the distribution center, the Company manages a 30,000 square-foot integration center where it performs a number of value add services including standard hardware integration, customer image propagation, automated system diagnostics and data capture, customer asset tagging, and complex configurations of Voice Operated Internet Protocol or VOIP solutions. The Company's distribution and integration operations are ISO 9002 certified.

         "GTSI" is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.

Business Strategy

         GTSI is committed to, and focused on, the government customer. The Company's business strategy is to continue to grow GTSI's higher-end enterprise solutions and to broaden its product offerings, while remaining a low-cost, reliable provider of commodity products. The Company's strategy is to increase revenue and market share, while improving operating and net margin percentage. Federal Government IT spending has grown at a 14% compounded annual rate since 2000, and the Company believes that government IT spending will continue to be robust in the foreseeable future. The Company plans to increase its work force and broaden its product and service offerings to take advantage of this growing market. GTSI has undertaken a number of initiatives consistent with this revenue and earnings growth strategy.

         Focus on the Growing Government IT Market. Because of its historical focus on the government market, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, GTSI's marketing and sales force is effective at reaching and servicing the government market, which consists of procurement and contracting officers, information resource managers, CIOs (Chief Information Officer) and government IT executives, systems integrators, value-added resellers, prime contractors and a wide array of end-users. The Company continues to increase its sales organization to widen customer coverage and broaden its product, solutions and services offerings. In addition, by concentrating on the government market, the Company has avoided the higher credit risk of commercial customers.

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

         Provide a High-Quality Centralized Source for Procuring IT Products and Services. In addition to offering a full line of computer hardware, software and peripheral products, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that GTSI sells. Furthermore, by offering a wide range of IT products through a variety of procurement mechanisms, GTSI offers its customers the convenience, flexibility and cost savings of purchasing from a centralized source. GTSI believes that its convenient "one-stop shop" is an important factor in its success in the government market. In its interactions with its customers, GTSI employees focus on providing high quality customer service associated with the order, delivery, installation and repair of its products. In addition to its product offerings, GTSI now offers service solutions to meet its customers needs in networking and telecommunications, storage and continuity of operations solutions, enterprise software deployment and managed logistics support.

         Establish and Maintain Strong Partner Relationships. To provide a centralized source of products and solutions for its customers, GTSI maintains strong relationships with leading hardware, software and services partners. GTSI offers its partners a wide range of marketing and sales services, which provide them with access to the millions of end-users constituting the government market. In addition, the Company insulates its partners from the procurement regulatory complexities, costs and complicated billing requirements associated with the government market.

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

Customers

         The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 2003, the Company sold products or services to most agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. The Company's customer mix in 2003 was 40% Department of Defense, 33% Civilian agencies and departments, 22% prime contractors, and 5% state and local government business.

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

The Government Procurement Process

         The Company achieves its sales primarily through contracts with the Government and through open market sales. Company contracts with the government include a General Services Administration ("GSA") Schedule contract, indefinite delivery/indefinite quantity contracts ("IDIQ"), Blanket Purchase Agreements ("BPAs"), state and local contracts and open market procurements.

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

         GSA Schedule Contracts

         GTSI holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. In March 2002, the Government formally exercised its first of three five-year options to extend GTSI's GSA Schedule 70 contract through 2007. GSA Schedule contracts provide all Government agencies, certain international organizations and authorized prime contractors with an efficient and cost-effective means for buying commercial products. GSA Schedule Purchasers may place unlimited orders for products under GSA Schedule contracts.

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

         IDIQ Contracts

         In 2003, GTSI held seven IDIQ contracts. IDIQ contracts offer greater flexibility than GSA Schedule contracts as they allow products to be added expeditiously and allow contractors more pricing flexibility. IDIQ contracts are pre-competed; therefore, orders placed under these contracts are not subject to protest unless the order is beyond the scope of the contract. There are three types of IDIQ contracts, government-wide acquisition contracts ("GWACs"), multi-agency contracts ("MAC"), and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single federal agency for Government-wide use upon approval by OMB (Office of Management and Budget), while MACs are task-order or delivery-order contracts that accept orders from other agencies under the authority of the Economy Act.

         Four of GTSI's seven IDIQ contracts are GWACs. They include GTSI's three contracts with the National Air and Space Administration called Scientific Engineering Workstation Procurement (SEWP) III contracts. Each of GTSI's SEWP III contracts relates to a specific category of IT products. GTSI also holds a contract with the National Institute of Health called the Electronic Commodity Store (ECS) III contract. GWACs allow all federal agencies to utilize the contracts. GTSI's Maxi-Minis and Databases ("MMAD") and Information Technology Enterprise Solutions ("ITES") contracts with the Army are MACs, and GTSI's Procurement of Computer Hardware and Software-2 contract ("PCHS-2") with the Veterans Administration ("VA") is a single agency contract that is limited to the VA.

         GTSI's SEWP III contracts expire on July 30, 2006. The ECS III contract expires on November 26, 2012. The MMAD contract expires on May 25, 2004 and has two one-year extension options. The ITES contract expires November 1, 2006 and has two twenty four-month extension options. The PCHS-2 contract expires on April 2, 2004 and has three one-year extension options. The contract is currently in its first year of the three one-year extension options and the Company anticipates the second option year will commence in April 2004.

         Products offered under these contracts include workstations, desktops, laptops, notebooks, servers, printers, scanners, monitors, modems, hard drives, memory, networking products, facsimile products, internet and intranet products, video teleconferencing, maintenance, training and services. Products may be added to the contracts under certain circumstances. The Products are sold under the contracts at a fixed price; however, the government typically negotiates a lower price for large quantity or high value orders. In addition, some of these contracts include an administrative fee calculated on the product price. The Company collects this fee and remits it on a quarterly basis to the contract's administering agency.

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

         GTSI maintains BPAs with several Government agencies including the Federal Railroad Administration, State Department, Treasury Department, Environmental Protection Agency, U.S. Courts, Army, Navy, Marine Corps and Air Force. The Company normally enters into separate agreements with partners to offer reduced BPA prices to these Government agencies.

         State and Local Contracts

         In 2003, GTSI was awarded U.S. Communities, a multi-state contract available to cities, counties, special districts (airport, water, etc.), state agencies, schools and large non-profits, such as hospitals and clinics. In addition, GSA now allows state and local government agencies to utilize GSA Schedules. Multi-state contracts enable individual states to utilize the buying power of multiple states, which results in lower costs based upon volume purchasing. The initial term of the U.S. Communities contract expires on May 1, 2006 and the contract has three one-year extension options.

         Products offered under multi-state contracts include workstations, desktops, laptops, notebooks, servers, printers, scanners, monitors, modems, hard drives, memory, networking products, facsimile products, internet and intranet products, video teleconferencing, maintenance, training and services. Products may be added to the contract under certain circumstances. The products are sold under the contract at a fixed price; however, the government typically negotiates a lower price for large quantity or high value orders. In addition, these contracts include an administrative fee calculated on the product price. The Company collects this fee and remits it on a quarterly basis to the contract's administering agency.

         Many purchases in the state and local government market are still made through individual competitive procurements, although many state and local governments issue invitations for bid for statewide computer term contracts. State and local procurements typically require formal responses from a prospective bidder. Each state maintains a separate code of procurement regulations that must be understood and complied with to market and sell successfully to that state. GTSI currently maintains several state and local IT contracts, regularly submits oral and written bids to state and local governments and is on a number of state and local government bid lists.

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

         GTSI qualified as a "small business" under its ITES, GSA Schedule contract, and BPAs it held in 2003 based upon GTSI's size status at the time of the contracts' original award. As a small business, GTSI enjoys a number of benefits, including being able to compete for small business set-aside contracts, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering Government Agencies an avenue to meet their internal small business purchase goals.

         A company's size status under a contract is based on the North American Industry Classification System ("NAICS") Code referenced in the subject contract's solicitation. Dependent on the NAICS Code referenced in a solicitation, GTSI may or may not qualify as a small business for new contract awards. Under a Federal Acquisition Regulation (FAR) Deviation issued by GSA on October 10, 2002, GTSI will be required to recertify its size status on its GSA Schedule Contract no later than 2007. At such time, GTSI may not qualify as a small business for new contract awards under the GSA Schedule. In addition, new legislation or regulations may require GTSI to recertify its size status on its GSA Schedule sooner than 2007. GTSI cannot predict whether it would continue to qualify as a small business at the time of recertification. To mitigate any potential adverse impact, GTSI has developed strategic relationships with small minority-owned businesses that benefit from the small business benefits described above. GTSI acts as both a supplier and prime contractor to these small minority-owned businesses.

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

Products, Solutions and Services

         GTSI is the leading, dedicated Business-to-Government provider of IT solutions. The Company continuously monitors and evaluates existing and emerging technologies to ensure that it offers its customers state-of-the-art technology products and solutions. A pioneer in government-focused electronic commerce, GTSI also offers simplified buying through its website, www.gtsi.com.

         Hardware. GTSI has strong strategic relationships with established global market leaders, including Apple, Cisco, EMC, IBM, HP, Panasonic, SONY, Sun Microsystems, Gateway, and Xerox. In addition to reselling platform solutions, peripherals resold by the Company include disk drives, CD-ROM and DVD drives, printers, monitors, modems and related products. GTSI's networking products, including LANs, WANs, MANs (metropolitan area network) and PANs (personal area network), are supplemented by the Company's services, which include assisting customers in selecting, configuring, installing and maintaining networks.

         Software. The Company remarkets computer software solutions from substantially every leading Windows-based software publisher, as well as leading UNIX, Linux and Apple products. The Company's software partners include Adobe, Network Associates, Citrix, IBM/Lotus, Microsoft, MicroStrategy, Sun Microsystems, Symantec, and Veritas.

         Solutions. The Company has eleven technology and solutions teams, each including technical, business development and management professionals dedicated to selling and supporting systems and solutions in a specific technology area (such as enterprise servers and storage, mobile and wireless, enterprise software, and security) or for a particular partner product line (such as, HP, Microsoft, Sun Microsystems).

         Services. GTSI provides professional management of the creation and delivery of services to our customers. GTSI's Services Solutions capitalize on core business capabilities through managed fulfillment and support services, implementation of technical product services, and technology consulting services, either through our own business resources or through our alliance with partners.

Partner Relationships

         To offer its customers a centralized source for their IT needs, the Company establishes and maintains relationships with key partners and offers them a number of advantages, including:

         o        Proactive sales of products and solutions

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

         The terms of the Company's agreements with its partners vary widely, but typically permit the Company to purchase products for resale to the government market. Virtually none of the Company's partner agreements requires the Company to purchase any specified quantities of product. The Company typically requires partners acting as suppliers to GTSI under its term Government contracts to provide GTSI with supply and price protection for the duration of such contracts. Other than supply agreements under term Government contracts, the Company's partner agreements are typically terminable by the partner on short notice, at will or immediately upon default by GTSI and may contain limitations on partner liability. These partner agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits for a restocking fee or in exchange for other products of such partner. The Company also purchases some products from independent distributors.

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

         The Company's marketing activities include sponsorship of major trade shows and customer events, advertising in government-focused publications and broadcast media, solutions focused collateral, management of e-commerce web sites located at GTSI.COM and GTSIDIRECT.COM, e-mail marketing, outbound telemarketing and sales-related incentive programs. The Company develops and distributes two publications, the enterprise solution focused ClarITy and the IT product focused GTSIDirect.

         GTSI recognizes that the size and diversity of the government market made it imperative for GTSI to identify and understand the needs of customers. Through years of intensive effort, GTSI has compiled and continuously updates one of the most comprehensive databases of federal, state and local government IT decision-makers. The Company conducts frequent customer surveys to assess the opinions and interests of our customer base. The Company maintains a database that contains an extensive list of agency procurement and contracting officers, information resource managers, senior policy makers, technology influencers, end-users, systems integrators, VARs and prime contractors. GTSI uses this database, among other things, for targeting its marketing efforts and data mining for various market research purposes.

         The Company's sales organization is focused on expanding sales coverage by increasing the number of customer accounts and by offering additional products and services to existing accounts. The customer sales teams work closely with the Company's technology teams to best meet the needs of the government customer.

Service and Warranty

         For certain products that it sells, GTSI provides post-sale field service through subcontractors and through the Company's in-house technical staff. The Company typically offers warranties on products sold to the Government and certain other customers for the same term as the manufacturer's warranty period although some IDIQ contracts include provisions for warranties that extend beyond those offered by the manufacturer. The Company also sells extended warranties on many of its government contracts. Product repaired while under the manufacturer's warranty is at the manufacturer's expense; product repaired after expiration of the manufacturer's and GTSI's warranty, if longer, is at the customer's expense.

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

Backlog

         The Company recognizes an order in its backlog at the time it receives and accepts a written customer purchase order. The Company's Total Backlog includes orders that have not shipped ("Unshipped Backlog") as well as orders that have shipped but cannot be recognized as revenue at the period end. Total Backlog at December 31, 2003 was approximately $102.8 million compared to $91.3 million at December 31, 2002. Unshipped Backlog at December 31, 2003 was approximately $87.4 million compared to $82.6 million at December 31, 2002. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and fluctuations in inventory availability of various products.

Available Information

         All of the Company's current required filings with the Securities and Exchange Commission, as well as press releases and other investor relations' information, may be found at http://www.gtsi.com on the internet's world wide web. Such information may also be obtained by request to the Company addressed to: Investor Relations, GTSI Corp., 3901 Stonecroft Boulevard, Chantilly, Virginia 20151-1010 or call the (703) 502-2540.

Employees

         At March 1, 2004, the Company had 685 employees, including 461 in sales, marketing and contract management; 124 in operations; and 100 in finance, information technology, human resources, legal and other support functions. None of the Company's employees is represented by a labor union, and the Company has experienced no material labor-related work stoppages.

Item 2.           PROPERTIES.

         The Company's executive offices are located in an approximately 100,500 square-foot facility in Chantilly, Virginia under a lease expiring in November 2008, with one five-year option. In December 2002, GTSI expanded its office space by leasing approximately 34,000 square feet of office space in Chantilly, Virginia under a lease expiring in November 2005, with one two-year option and one one-year option. GTSI's warehousing and distribution operations are also located in Chantilly, Virginia in a separate 200,000 square-foot facility under a lease expiring in December 2006. The Company has a branch sales office occupying 444 square meters in Mannheim, Germany with a five-year lease expiring in December 2008, with one five-year option. The Company also subleases a 10,000 square-foot distribution center in Chattanooga, Tennessee under a sublease which expires on March 31, 2004, with a one-year option.

Item 3.           LEGAL PROCEDURES.

         In November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to the termination of a former subcontractor. This suit follows the Company's earlier lawsuit against the former subcontractor. Management believes these claims are without merit and intends to vigorously defend this lawsuit, but the ultimate outcome of this matter is uncertain. Management is unable to estimate the amount GTSI may have to pay related to this matter. No amounts have been accrued as of December 31, 2003.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Stock Data. The Company's common stock trades on The Nasdaq Stock Market under the symbol "GTSI." As of December 31, 2003, there were 454 record holders of the Company's common stock. As of March 1, 2004, there were 343 record holders and approximately 2,061 beneficial holders of the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock based on information updated by the Nasdaq Stock Market.

                         ----------------------------------------------

                                2003                      2002
          -------------------------------------------------------------

           Quarter         High         Low          High         Low
          -------------------------------------------------------------

           First          14.75         5.70         9.49         6.90
          -------------------------------------------------------------

           Second          9.23         7.15         9.47         7.65
          -------------------------------------------------------------

           Third          12.06         8.54        11.55         7.75
          -------------------------------------------------------------

           Fourth         13.85        10.10        14.89         8.52
          -------------------------------------------------------------

         The Company has never paid cash dividends and the Company does not anticipate paying cash dividends on its common stock in the foreseeable future.

         Transfer Agent. The Company's transfer agent is Wachovia Bank, N.A., Shareholder Services Group, 1525 West W.T. Harris Blvd., 3C3, Charlotte, NC 28262-1153; telephone 1-800-829-8432.

         Annual Meeting. The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Thursday, April 29, 2004, at the Company's headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

Item 6.           SELECTED FINANCIAL DATA.

         The selected financial data for the three years ended December 31, 2003, 2002, and 2001 are derived from, and are qualified in their entirety by reference to, the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The December 31, 2003 and 2002 Consolidated Financial Statements of the Company have been audited by Ernst & Young LLP, independent auditors, as indicated in their report, which is also included elsewhere in this Form 10-K. The December 31, 2001, 2000, and 1999 Consolidated Financial Statements of the Company have been audited by Arthur Andersen LLP, independent accountants, who have ceased operations. The selected financial data for the years ended December 31, 2000 and 1999 are derived from the Company's audited consolidated financial statements, which are not included in this Form 10-K.

(In thousands, except per share
amounts)                                                    Twelve months ended December 31,

                                              2003          2002          2001          2000          1999
                                           ----------    ----------    ----------    ----------    ----------
Statement of Operations Data:

Sales                                      $  954,118    $  934,730    $  783,496    $  677,754    $  660,570

Cost of sales                                 857,334       857,105       718,370       617,621       610,463
                                           ----------    ----------    ----------    ----------    ----------

Gross margin                                   96,784        77,625        65,126        60,133        50,107
                                           ----------    ----------    ----------    ----------    ----------
Operating expense:

     Selling, general and administrative       85,473        62,956        57,002        49,382        44,931

     Depreciation and amortization              2,874         3,543         4,407         3,934         3,584

     Impairment charge                          5,972            --            --            --            --
                                           ----------    ----------    ----------    ----------    ----------

Total operating expenses                       94,319        66,499        61,409        53,316        48,515
                                           ----------    ----------    ----------    ----------    ----------

Income from operations                          2,465        11,126         3,717         6,817         1,592

Interest and other income, net                 (2,832)       (4,520)       (3,707)       (2,259)       (1,090)
                                           ----------    ----------    ----------    ----------    ----------

Income before income taxes                      5,297        15,646         7,424         9,076         2,682

Income tax provision (benefit)                  2,118         6,113         2,938        (2,008)           --
                                           ----------    ----------    ----------    ----------    ----------
Net Income before cumulative effect
of

SAB No. 101 adoption                            3,179         9,533         4,486        11,084         2,682
Cumulative effect of SAB 101
adoption                                           --            --            --           467            --
                                           ----------    ----------    ----------    ----------    ----------

Net income                                 $    3,179    $    9,533    $    4,486    $   10,617    $    2,682
                                           ==========    ==========    ==========    ==========    ==========
Net income per common share
   Basic:
      Basic income per share
      before cumulative effect of
      SAB No. 101 adoption                 $     0.38    $     1.15    $     0.55    $     1.23    $     0.29

      Cumulative effect per share of
      SAB No. 101 adoption                         --            --            --         (0.05)           --
                                           ----------    ----------    ----------    ----------    ----------

      Basic net income per share           $     0.38    $     1.15    $     0.55    $     1.18    $     0.29
                                           ==========    ==========    ==========    ==========    ==========
   Diluted:
      Diluted income per share
      before cumulative effect of
      SAB No. 101 adoption                 $     0.35    $     1.04    $     0.50    $     1.20    $     0.29

      Cumulative effect per share of
      SAB No. 101 adoption                         --            --            --         (0.05)           --
                                           ----------    ----------    ----------    ----------    ----------

      Diluted net income per share         $     0.35    $     1.04    $     0.50    $     1.15    $     0.29
                                           ==========    ==========    ==========    ==========    ==========

Weighted average common shares
outstanding

   Basic                                        8,349         8,302         8,144         9,021         9,271
                                           ==========    ==========    ==========    ==========    ==========

   Diluted                                      9,116         9,156         9,049         9,225         9,314
                                           ==========    ==========    ==========    ==========    ==========

(In thousands)                                       December 31,
                               2003         2002         2001         2000         1999
                            ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
Working capital             $   64,348   $   62,836   $   34,968   $   43,659   $   44,350
Total assets                   268,761      224,918      252,452      227,065      186,333
Notes payable to banks          12,813        7,539       20,186       11,925        9,479
Total liabilities              190,816      149,427      189,387      168,586      133,137
Stockholders' equity            77,945       75,491       63,065       58,480       53,196

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

         Federal Government IT spending has grown at a 14% compounded annual rate since 2000, and the Company believes that government IT spending will continue to be robust in the foreseeable future. The Company's revenue has grown at a 13% compounded annual rate since 2000. However, revenue grew at only two percentage points in 2003. Changes in sales throughout the Company's history have been attributable to increased or decreased unit sales, to expansion of the Company's product offerings (e.g., peripherals, personal computers and networking, Unix servers/workstation and internet products), to the addition/removal of vendors, and to the addition or expiration of sales contract vehicles. The expiration of the FBI Trilogy contract early in 2003 had a significant impact on the ability for the Company to grow revenue in 2003.

         A substantial portion of the Company's contracts are fixed-price and IDIQ. The uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, that may result from such contracts.

         GTSI qualified as a "small business" under several of the GWACs and BPAs it held in 2003 based upon GTSI's size status at the time of the contracts' original award. As a small business, GTSI enjoys a number of benefits, including being able to compete for small business set-aside contracts, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering Government Agencies an avenue to meet their internal small business purchase goals.

         A company's size status under a contract is based on the North American Industry Classification System ("NAICS") Code referenced in the subject contract's solicitation. Dependent on the NAICS Code referenced in a solicitation, GTSI may or may not qualify as a small business for new contract awards. Under a Federal Acquisition Regulation (FAR) Deviation issued by GSA on October 10, 2002, GTSI will be required to recertify its size status on its GSA Schedule Contract no later than 2007. At such time, GTSI may not qualify as a small business for new contract awards under the GSA Schedule. In addition, new legislation or regulations may require GTSI to recertify its size status on its GSA Schedule sooner than 2007. GTSI cannot predict whether it would continue to qualify as a small business at the time of recertification. To mitigate any potential adverse impact, GTSI has developed strategic relationships with small minority-owned businesses that benefit from the small business benefits described above. GTSI acts as both a supplier and prime contractor to these small minority-owned businesses.

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

                                               Percentage of Sales                 Percentage Change
                                         --------------------------------    ----------------------------
                                             Years Ended December 31,          Years Ended December 31,
                                         --------------------------------    ----------------------------
                                           2003        2002        2001      2002 to 2003    2001 to 2002
                                         --------    --------    --------    ------------    ------------
Income Statement Data:
Sales                                       100.0%      100.0%      100.0%            2.1%           19.3%
Cost of sales                                89.9%       91.7%       91.7%            0.0%           19.3%
                                         --------    --------    --------
Gross margin                                 10.1%        8.3%        8.3%           24.7%           19.2%
Operating expense:
   Selling, general and administrative        8.9%        6.7%        7.2%           35.8%           10.4%
   Depreciation and amortization              0.3%        0.4%        0.6%          -18.9%          -19.6%
   Impairment charge                          0.6%        0.0%        0.0%          100.0%            0.0%
                                         --------    --------    --------
Total operating expenses                      9.8%        7.1%        7.8%           41.8%            8.3%
                                         --------    --------    --------
Income from operations                        0.3%        1.2%        0.5%          -77.8%          199.3%
Interest income, net                         -0.3%       -0.5%       -0.5%          -37.3%           21.9%
                                         --------    --------    --------
Income before taxes                           0.6%        1.7%        1.0%          -66.1%          110.7%
Income tax provision                          0.3%        0.7%        0.4%          -65.4%          108.1%
                                         --------    --------    --------
Net income                                    0.3%        1.0%        0.6%          -66.7%          112.5%
                                         ========    ========    ========

* As of January 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Product)", which resulted in reclassifying in 2003 certain vendor funds as a reduction in cost of sales. As a result of adopting EITF No. 02-16, the Company records certain vendor considerations as a reduction of inventory and a subsequent reduction in cost of goods sold when the related product is sold. In 2002 and 2001, the Company recorded these items as a reduction to operating expenses.

         The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

Product Category

(Dollars in millions)            2003                   2002                   2001
                         -------------------    -------------------    -------------------

Hardware                 $  692.5       72.6%   $  673.7       72.1%   $  570.3       72.8%

Software                    154.5       16.2%      196.4       21.0%      158.3       20.2%

Services *                  107.1       11.2%       64.6        6.9%       54.9        7.0%
                         --------   --------    --------   --------    --------   --------

Total                    $  954.1        100%   $  934.7        100%   $  783.5        100%
                         ========   ========    ========   ========    ========   ========

* For the years ended December 31, 2003, 2002, and 2001, services includes approximately $91.2 million, $50.8 million, and $48.0 million of resold, third-party services and maintenance contracts, respectively. Services also include approximately $15.9 million, $13.8 million, and $6.9 million of consulting and other services that we provided either through our own business resources or through our alliance partners for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in services revenue is primarily related to the increased volume of the third party services and maintenance contracts.

Contract Vehicles

(Dollars in millions)            2003                   2002                   2001
                         -------------------    -------------------    -------------------

GSA Schedules            $  268.0       28.1%   $  276.0       29.5%   $  238.4       30.4%
IDIQ Contracts              430.4       45.1%      388.7       41.6%      355.5       45.4%
Open Market                 159.7       16.7%      107.0       11.4%      133.3       17.0%
Subcontracts and
   Other Contracts           96.0       10.1%      163.0       17.5%       56.3        7.2%
                         --------   --------    --------   --------    --------   --------
Total                    $  954.1      100.0%   $  934.7      100.0%   $  783.5      100.0%
                         ========   ========    ========   ========    ========   ========


Top 5 Vendors

(Dollars in millions)            2003                   2002                   2001
                         -------------------    -------------------    -------------------

Panasonic                $  162.2       17.0%   $  123.5       13.2%   $   92.4       11.8%

Hewlett-Packard             139.3       14.6%      167.7       17.9%      188.5       24.1%

Sun                         130.1       13.6%      110.6       11.8%       63.0        8.0%

Cisco                       112.9       11.8%      114.9       12.3%       80.4       10.3%

Microsoft                    66.5        7.0%       95.6       10.2%       88.0       11.2%

Other                       343.1       36.0%      322.4       34.6%      271.2       34.6%
                         --------   --------    --------   --------    --------   --------

Total                    $  954.1      100.0%   $  934.7      100.0%   $  783.5      100.0%
                         ========   ========    ========   ========    ========   ========

During 2002 HP and Compaq merged. Thus, HP and Compaq have been combined in all periods shown above for comparison purposes.

Additional Quarterly Data. The following tables show the Company's results and revenue allocations by quarter. The tables have been included to provide additional insight into the seasonailty of the Company's business as mentioned previously.

                                                                                2003 Quarters Ended
                                                 ---------------------------------------------------------------------------------
                                                      March 31,            June 30,           September 30,        December 31,
                                                 ------------------   ------------------   ------------------   ------------------
(In thousands, except per share data)

Sales                                            $ 178,858   100.0%   $ 189,737   100.0%   $ 273,066   100.0%   $ 312,457   100.0%
Cost of sales                                      162,784    91.0%     166,981    88.0%     245,569    89.9%     282,001    90.3%
Gross margin                                        16,074     9.0%      22,756    12.0%      27,497    10.1%      30,456     9.7%
Operating expenses excluding impairment charge      19,702    11.0%      21,613    11.4%      22,640     8.3%      24,392     7.8%
Impairment charge                                       --     0.0%          --     0.0%          --     0.0%       5,972     1.9%
Operating expenses                                  19,702    11.0%      21,613    11.4%      22,640     8.3%      30,364     9.7%
(Loss) income from operations                       (3,628)   -2.0%       1,143     0.6%       4,857     1.8%          92     0.0%
Interest income, net                                  (733)   -0.4%        (744)   -0.4%        (840)   -0.3%        (515)   -0.2%
Income before income taxes                          (2,895)   -1.6%       1,887     1.0%       5,697     2.1%         607     0.2%
Income tax (benefit) provision                      (1,132)   -0.6%         738     0.4%       2,227     0.8%         284     0.1%
Net income (loss)                                   (1,763)   -1.0%       1,149     0.6%       3,470     1.3%         323     0.1%

Net income per common share
  Basic:
     Basic net (loss) income per share           $   (0.21)           $    0.14            $    0.42            $    0.04
  Diluted:
     Diluted net (loss) income per share         $   (0.21)           $    0.13            $    0.39            $    0.04

Weighted average common shares
outstanding
     Basic                                           8,564                8,258                8,238                8,343
                                                 =========            =========            =========            =========
     Diluted                                         8,564                8,907                8,986                9,208
                                                 =========            =========            =========            =========


Contract Vehicles                                  2003 Quarter Ended
                        ------------------------------------------------------------------------
(Dollars in millions)      March 31,           June 30,        September 30,       December 31,
                        ---------------    ---------------    ---------------    ---------------
GSA Schedules           $ 51.9     29.0%   $ 53.9     28.4%   $ 77.6     28.4%   $ 84.6     27.1%
IDIQ Contracts            78.9     44.1%     83.3     43.9%    119.8     43.9%    148.4     47.5%
Open Market               27.0     15.1%     28.5     15.0%     50.5     18.5%     53.7     17.2%
Subcontracts and
    Other Contracts       21.1     11.8%     24.0     12.7%     25.2      9.2%     25.7      8.2%
                        ---------------    ---------------    ---------------    ---------------
Total                   $178.9    100.0%   $189.7    100.0%   $273.1    100.0%   $312.4    100.0%
                        ===============    ===============    ===============    ===============


Top 5 Vendors                                      2003 Quarter Ended
                        ------------------------------------------------------------------------
(Dollars in millions)      March 31,           June 30,        September 30,       December 31,
                        ---------------    ---------------    ---------------    ---------------

Panasonic               $ 34.8     19.5%   $ 33.6     17.7%   $ 48.4     17.7%   $ 45.4     14.5%
Hewlett-Packard           30.3     16.9%     28.6     15.1%     38.9     14.2%     41.5     13.3%
Sun                       19.7     11.0%     34.8     18.3%     38.9     14.2%     36.7     11.7%
Cisco                     20.5     11.5%     18.1      9.5%     32.2     11.8%     42.1     13.5%
Microsoft                 14.9      8.3%     17.1      9.0%     19.3      7.1%     15.2      4.9%
Other                     58.7     32.8%     57.5     30.4%     95.4     35.0%    131.5     42.1%
                        ----------------    --------------    ---------------    ---------------
Total                   $178.9    100.0%   $189.7    100.0%   $273.1    100.0%   $312.4    100.0%
                        ===============    ===============    ===============    ===============

                                                                                2002 Quarters Ended
                                                 ---------------------------------------------------------------------------------
                                                      March 31,            June 30,           September 30,        December 31,
                                                 ------------------   ------------------   ------------------   ------------------
(In thousands, except per share data)

Sales                                            $ 176,743   100.0%   $ 200,992   100.0%   $ 276,846   100.0%   $ 280,149   100.0%
Cost of sales                                      162,232    91.8%     185,883    92.5%     254,485    91.9%     254,505    90.8%
Gross margin                                        14,511     8.2%      15,109     7.5%      22,361     8.1%      25,644     9.2%
Operating expenses                                  15,386     8.7%      14,427     7.2%      18,414     6.7%      18,272     6.5%
(Loss) income from operations                         (875)   -0.5%         682     0.3%       3,947     1.4%       7,372     2.6%
Interest income, net                                (1,770)   -1.0%        (611)   -0.3%      (1,288)   -0.5%        (851)   -0.3%
Income before income taxes                             895     0.5%       1,293     0.6%       5,235     1.9%       8,223     2.9%
Income tax provision                                   354     0.2%         521     0.3%       2,094     0.8%       3,144     1.1%
Net income                                             541     0.3%         772     0.4%       3,141     1.1%       5,079     1.8%

Net income per common share
  Basic:
     Basic net income per share                  $    0.07            $    0.09            $    0.38            $    0.60
  Diluted:
     Diluted net income per share                $    0.06            $    0.08            $    0.32            $    0.54

Weighted average common shares
outstanding
     Basic                                           8,184                8,265                8,316                8,439
                                                 =========            =========            =========            =========
     Diluted                                         9,518                9,582                9,723                9,402
                                                 =========            =========            =========            =========


Contract Vehicles                                  2002 Quarter Ended
                        ------------------------------------------------------------------------
(Dollars in millions)      March 31,           June 30,        September 30,       December 31,
                        ---------------    ---------------    ---------------    ---------------
GSA Schedules           $ 35.0     19.8%   $ 64.1     31.9%   $ 97.5     35.2%   $ 79.4     28.3%
IDIQ Contracts            62.2     35.2%     80.5     40.0%    113.8     41.1%    132.1     47.1%
Open Market               19.1     10.8%     16.8      8.4%     33.4     12.1%     37.8     13.5%
Subcontracts and
      Other Contracts     60.4     34.2%     39.6     19.7%     32.1     11.6%     30.9     11.0%
                        ---------------    ---------------    ---------------    ---------------
Total                   $176.7    100.0%   $201.0    100.0%   $276.8    100.0%   $280.2    100.0%
                        ===============    ===============    ===============    ===============


Top 5 Vendors                                      2002 Quarter Ended
                        ------------------------------------------------------------------------
(Dollars in millions)      March 31,           June 30,        September 30,       December 31,
                        ---------------    ---------------    ---------------    ---------------

Panasonic               $ 28.0     15.8%   $ 25.9     12.9%   $ 37.0     13.4%   $ 32.6     11.6%
Cisco                     36.8     20.8%     15.5      7.7%     33.2     12.0%     29.4     10.5%
Sun                       10.9      6.2%     24.8     12.3%     46.8     16.9%     28.1     10.0%
Hewlett-Packard           17.5      9.9%     18.4      9.2%     32.9     11.9%     31.6     11.3%
Microsoft                  9.1      5.1%     34.8     17.3%     32.3     11.7%     19.4      6.9%
Other                     74.4     42.1%     81.6     40.6%     94.6     34.2%    139.1     49.6%
                        ---------------    ---------------    ---------------    ---------------
Total                   $176.7    100.0%   $201.0    100.0%   $276.8    100.0%   $280.2    100.0%
                        ===============    ===============    ===============    ===============

2003 Compared with 2002

         Sales. Sales consist of revenues from products delivered and services rendered, net of allowances for customer returns and credits. Net sales in 2003 increased $19.4 million to $954.1 million, or 2.1% over 2002. Sales under IDIQ and Open Market contracts increased $41.7 million and $52.7 million, respectively. IDIQ sales increased due primarily to increased sales on one of our mature contracts combined with strong sales on a newer contract that was just ramping up at the end of 2002. Sales in the Subcontracts and Other Contracts category decreased $67.0 million to $96.0 million due primarily to decreased volume on subcontracts with prime contractors, specifically on the FBI's Trilogy contract. Sales in the Services product category increase $42.5 million in 2003. Services consist mainly of third party productized service and maintenance contracts, as well as consulting services, either through our own business resources or through our alliance with partners. The increase in service is primarily related to the increased volume of the third party productized service and maintenance contracts.

         Backlog. The Company recognizes an order in its backlog at the time it receives and accepts a written customer purchase order. The Company's Total Backlog includes orders that have not shipped ("Unshipped Backlog") as well as orders that have shipped but cannot be recognized as revenue at the period end. Total Backlog at December 31, 2003 was approximately $102.8 million compared to $91.3 million at December 31, 2002. Unshipped Backlog at December 31, 2003 was approximately $87.4 million compared to $82.6 million at December 31, 2002. Backlog fluctuates significantly from quarter to quarter because of the seasonality of Government ordering patterns and fluctuations in inventory availability of various products.

         Gross Margin. Gross margin increased $19.2 million, or 24.7%, to $96.8 million from $77.6 million in 2002. Gross margin as a percentage of sales also increased to 10.1% for 2003 from 8.3% for 2002. This increase is due primarily to the January 1, 2003 adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Product)", which resulted in reclassifying in 2003 certain vendor funds as a reduction in cost of sales. As a result of adopting EITF No. 02-16, the Company records certain vendor considerations as a reduction of inventory and a subsequent reduction in cost of goods sold when the related product is sold. In 2002, the Company recorded these items as a reduction to operating expenses.

         For comparative purposes, if the Company applied EITF No. 02-16 to the year ended December 31, 2002, the Company's gross margin would have increased from $90.0 million to $96.8 million. The gross margin percentage would have increased from 9.6% for 2002 to 10.1% for 2003. The primary reason for the increase in margins on this comparative basis is due to an increase in the volume of the vendor incentives funds received in 2003 compared to 2002.

         During the second quarter of 2003, GTSI's sales organization was successful in securing an order for software inventory that had been reserved for during 2002. As a result, the company reversed a $1.4 million reserve. This benefit partially contributed to the increase in the gross margin percentage for the year.

         Operating Expenses. Total operating expenses for the year ended December 31, 2003 increased to $94.3 million from $66.5 million for 2002. Excluding a $6.0 million impairment charge the Company recorded in the fourth quarter of 2003 for the impairment of a capitalized asset, operating expenses increased $21.8 million to $88.3 million from $66.5 million in 2002. A large portion of this increase was a result of the adoption of EITF No. 02-16. For comparative purposes, operating expenses for the year ended December 31, 2002 would have been $78.8 million if EITF No. 02-16 was applied to 2002. In addition to the impact of this new accounting pronouncement, operating expenses increased due to higher personnel costs due to increased headcount primarily in the Sales and Technology Team organizations. When an organization adds resources to its sales teams, there is ramp up period before these new sales personnel are fully optimized. Management feels that by making these investments in Sales and Technology Team, personnel the Company is now better positioned to take advantage of new opportunities in the State and Local marketplace utilizing the US Communities Contract; sales to Prime Contractors through the Company's revamped Integrator Solutions Group; and in the area of leasing to the Government. Also during the third quarter 2003, the Company reversed two accrued liabilities related to the resolution of a state business tax issue and the resolution of a customer dispute, which resulted in a total expense reduction of $.5 million.

         Expressed as a percentage of total sales, total operating expenses increased to 9.8% for 2003 from 7.1% in 2002. Excluding the impact of the impairment charge, operating expenses as a percentage of sales for 2003 increased to 9.3% from 7.1%. Applying the impact from EITF No. 02-16 to the year ended December 31, 2002 for comparison purposes, operating expenses excluding the impairment charge expressed as a percentage of sales would have increased to 9.3% for 2003 compared to 8.4% in the same quarter last year.

         In the fourth quarter of 2003 the Company recorded an impairment charge of $6.0 million related to the impairment of capitalized software. During the fourth quarter the Company determined that it was not in the Company's best interest to continue to pursue a highly customized Enterprise Resource Planning ("ERP") solution due to the high level of development risk and the higher total cost of ownership associated with maintaining a customized solution. The Company has changed its strategy and decided to implement a standard ERP system, which is expected to lower the risk, compress the delivery time, provide significant value sooner, and reduce the overall project expenses. Due to this change in strategy, $6.0 million of the capitalized assets related to the customized solution was determined to have no future economic value. The enterprise software and hardware for a standard ERP system purchased to date will be fully utilized in the roll out of the new ERP.

         During the fourth quarter of 2002, the Company determined that it was remote that certain accrued obligations would need to be paid. Accordingly, the associated obligation of $1.4 million was reversed.

         Interest and Other Income, Net. Interest and other income, net is the amount of interest income, prompt payment discounts, and other income partially offset by interest expense on borrowings. Interest and other income, net decreased $1.7 million, from $4.5 million to $2.8 million, or 37.8%, in 2003 compared to 2002. Interest and other income decreased by $2.1 million and interest expense decreased $.4 million over 2002. The decrease in interest income is primarily due to a $1.3 million decrease in prompt payment discounts partially combined with a $.4 million decrease in interest income from lease receivables. Other income decreased $.3 million due primarily to a $.5 million gain on the sale of equipment leases in the first quarter of 2002 that did not occur in 2003, partially offset by income received from a minority interest the Company holds in another government contractor. Interest expense decreased $.4 million to $.3 million in 2003 due primarily to improved cash management practices allowing the Company to rely less on the Credit Facility throughout the year than in 2002.

         Income Taxes. The Company's effective tax rate in 2003 was 40.0% resulting in a tax provision of $2.1 million in 2003. The difference between the effective rate and the statutory rate is primarily state taxes and permanent non-deductible items.

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

         During the fourth quarter of 2002, the Company determined that it was remote that certain accrued obligations would need to be paid. Accordingly, the associated obligation of $1.4 million was reversed and as a result operating expenses were reduced.

         Interest and Other Income, Net. Net interest and other income is the amount of interest income, prompt payment discounts, and other income partially offset by interest expense on borrowings. Net interest and other income increased by approximately $.8 million, from $3.7 million to $4.5 million, or 21.9%, in 2002 compared to 2001. Interest income increased by $.3 million and interest expense decreased $.1 million over 2001. The increase in interest income is primarily due to a $1.4 million increase in prompt payment discounts partially offset by a $.7 million decrease in interest income from lease receivables and a $.4 million decrease in other interest income from customer collections. Other income increased $.4 million due primarily to a $.5 million gain on the sale of equipment leases in the first quarter of 2002.

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

         Revenue Recognition. Revenue is recognized when a customer order has been executed, the sales price is fixed and determinable, delivery of services or products has occurred, and collection of the sales price is considered probable and can be reasonably estimated. Revenue from hardware and software product sales is generally recognized when title to the products sold passes to the customer, with provisions established for estimated product returns. Based upon the Company's standard shipping terms, title generally passes upon the customer's receipt of the products. The Company also sells third-party services, such as maintenance contracts, and recognizes revenue in the same manner as hardware and software sales. Revenues from other services are recognized when the services are complete. Payments received before delivery has occurred or services have been rendered are recorded as deferred revenue.

         Allowance for Doubtful Accounts. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experiences and any specific customer collection issues that we have identified. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. As we continue to increase the volume of sales to prime contractors or to commercial customers, the Company may see a need to increase its allowance for doubtful accounts. The Company assesses the adequacy of its allowance for doubtful accounts on a regular basis and adjusts the amount as necessary.

         Sales of Lease Receivables. We periodically sell lease receivables to unrelated financing companies. We account for our sales of lease receivables in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125."

         Merchandise Inventories. We value our inventory at the lower of average cost or market value of the inventory. Whenever possible, we order inventory only as needed. However, we do maintain inventory related to certain products or vendors. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based on assumptions about future demand and market conditions. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we will be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

         Long-Lived Assets. Long-lived assets, consisting primarily of property and equipment and capitalized software, are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." We determine impairment by comparing the carrying value of these long-lived assets to a probability weighted estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition. The cash flow projections used to make this assessment is consistent with the cash flow projections we use internally to assist us in making key decisions. If we determine that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. In accordance with Statement of Financial Accounting Standards No. 144, the Company recorded a $6.0 million impairment charge for the impairment of capitalized software in 2003.

         Warranties. We offer warranties on sales under certain products specific to the terms of the customer agreements. Our standard warranties require us to repair or replace defective products reported to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs at the time of sale based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. Factors that impact the Company's accrued warranty liability include the number of installed units under warranty contracts, the rate of unit failures, the cost of spare parts, and historical and anticipated cost per warranty claim under the warranty contract. As these factors are affected by actual experience and future expectations, the Company reevaluates the adequacy of its accrued warranty liability and adjusts amounts as necessary.

         Stock Compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principle Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. Alternative guidance exists under Statement of "Accounting Standards
(SFAS) No. 123" Accounting for Stock Based Compensation which requires companies to determine the fair value of options at the time of grant and to recognize compensation expense over the service period.

         Had compensation costs for the Company's stock options been determined based on SFAS No. 123 using an accepted fair valuation method, the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                   2003       2002       2001
                                                 --------   --------   --------

Net income - as reported                         $  3,179   $  9,533   $  4,486

Add: Total stock-based employee
compensation expense as reported under
intrinsic value method (APB No. 25) for all
awards, net of related tax effects                     --         --         --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method (SFAS No. 123)
for all awards and stock purchase plans, net
of related tax effects                             (2,373)    (1,805)    (1,648)
                                                 --------   --------   --------

Net income - pro forma                           $    806   $  7,728   $  2,838
                                                 ========   ========   ========

Net income per share - as reported (basic)       $   0.38   $   1.15   $   0.55
                                                 ========   ========   ========

Net income per share - as reported (diluted)     $   0.35   $   1.04   $   0.50
                                                 ========   ========   ========

Net income per share - pro forma (basic)         $   0.10   $   0.93   $   0.35
                                                 ========   ========   ========

Net income per share - pro forma (diluted)       $   0.09   $   0.85   $   0.31
                                                 ========   ========   ========


New Accounting Pronouncements

         In November 2002, the EITF published Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's 2003 consolidated financial statements.

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

         As a result of adopting EITF No. 02-16, the Company records certain vendor considerations as a reduction of inventory and a subsequent reduction in cost of goods sold when the related product is sold. In previous reporting periods, the Company recorded these items as a reduction to operating expenses in that period. The impact for the year ended December 31, 2003 was an increase in cost of goods sold of approximately $148,000 or a tax effected reduction to net income of approximately $89,000. If EITF No. 02-16 was applied to 2002, the net income impact would have been a decrease of $13,000.

         For comparative purposes, if the Company applied EITF No. 02-16 to the year ended December 31, 2002, the Company's gross margin would have increased from $90.0 million to $96.8 million. Gross margin percentage would have increased from 9.6% for 2002 to 10.1% for 2003. The primary reason for the increase in margins on this comparative basis is due to an increase in the volume of the vendor incentives funds received in 2003 compared to 2002. Operating expenses would have also increased from $78.8 million for 2002 to $94.3 million for 2003.

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

Seasonal Fluctuations and Factors Affecting Government Procurement Practices

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

Liquidity and Capital Resources

         During 2003, the Company's operating activities provided approximately $4.6 million of cash, compared to $13.5 million provided by operations in 2002. Sources of cash provided by operating activities in 2003 include an increase in accounts payable of $30.0 million, and an increase in accrued liabilities and warranty liabilities of $6.8 million offset by an increase in accounts receivables of $41.1 million and an increase in other assets of $2.3 million. Trade accounts receivables are up $38.6 million as of December 31, 2003 compared to the previous year-end and other vendor receivables make up the additional $2.5 million increase. The primary reason for the increase in trade accounts receivables at year-end is the increase in the fourth quarter sales.

         Investing activities used cash of approximately $7.9 million in 2003. The Company used approximately $6.0 million for the ERP system implementation. Approximately $1.0 million was used for networking, storage, other hardware, and equipment. Approximately $.5 million was used on leasehold improvements during the year primarily related to a new office facility in Chantilly, Virginia. Another $.3 million was used for other software projects primarily to support sales initiatives. After the $6.0 million impairment charge for the impairment of portions of the ERP system, the Company has capitalized approximately $3.9 million related to the development of the new ERP system as of December 31, 2003.

         The Company's financing activities provided approximately $3.4 million of cash during 2003 due to borrowings on its line-of-credit of $5.3 million. The Company used $4.0 million in the first part of the year to repurchase its stock from third party shareholders. This was partially offset by $2.1 million in proceeds from stock options and employee stock purchase plan activity.

         During the fourth quarter 2003, the Company closed a new $125 million Credit Facility ( the Credit Facility) with a lender and terminated the existing credit facilities. The new Credit Facility, which matures on February 28, 2005, includes a revolving line of credit (the Revolver) and a provision for inventory financing of vendor products (the Wholesale Financing Facility). Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company's assets. Borrowing under the

Wholesale Financing Facility is limited to 100% of the value of the inventory. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carries an interest rate indexed to LIBOR plus 1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios.

         In 2002 and 2001 the Company had a revolving line of credit (the Prior Revolver) with a group of banks, which allowed for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company had a separate facility with a bank for inventory financing of vendor products (the Prior Wholesale Financing Facility), which allowed for borrowings up to $60.0 million during its highest seasonal period. Combined, the Prior Revolver and the Prior Wholesale Financing Facility (the Prior Credit Facilities) allowed the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Prior Credit Facilities coincided with the seasonality of the Company's business and allowed the Company to minimize banking fees. The interest rate under the Prior Credit Facilities was a rate indexed to the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points.

         On March 31, 2003 the Company and its group of banks signed an amendment to the Prior Revolver in which the group of banks consented to allow the Company to repurchase up to an additional $5.0 million worth of its stock from stockholders. During 2003, the Company repurchased approximately $4.0 million of its stock.

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

         As of December 31, 2003 and 2002, respectively, the Company's interest rate under the Credit Facility was 2.88% and 3.13%, respectively. The available portion of the Credit Facility was approximately $90.4 million at December 31, 2003, up from $42.5 million available under the Prior Credit Facility at December 31, 2002.

Contractual Obligations

                                                               Less than 1       1-3           3-5       More than 5
           Contractual Obligations                  Total          year         years         years         years
----------------------------------------------------------------------------------------------------------------------
  Long-Term Debt Obligations                     $        --   $        --   $        --   $        --   $        --
  Capital Lease Obligations                               --            --            --            --            --
  Operating Lease Obligations                         10,224         2,714         4,861         2,649            --
  Purchase Obligations                                    --            --            --            --            --
  Notes Payable to Banks                              12,813        12,813            --            --            --



  Other Long-Term Liabilities Reflected on the
  Registrant's Balance Sheet under GAAP                   --            --            --            --            --
----------------------------------------------------------------------------------------------------------------------
  Total Contractual Obligations                  $    23,037   $    15,527   $     4,861   $     2,649   $        --
======================================================================================================================

The Company is obligated under an operating lease to provide the landlord with a letter of credit in the amount of $1.0 million as a security deposit for all tenant improvements associated with the lease.

Sarbanes-Oxley Section 404

         The Company is working to ensure that it is in compliance with the requirements set forth in Sarbanes-Oxley Section 404 ("SOX 404"). Under SOX 404, the Company is required to attest to the effectiveness of its internal controls as of December 31, 2004. At this time it is not clear as to the total cost the Company will incur as a result of this compliance effort, however, it appears that it will be a significant amount in 2004.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company had a $125.0 million credit facility indexed at LIBOR plus
1.75 percentage points as of December 31, 2003. This variable rate credit facility subjects the Company to potential borrowing costs exposure resulting from changes in interest rates. Accordingly, at current borrowing levels, the Company does not believe that any move in interest rates would have such an effect. If the Company were to increase borrowings under its Credit Facility significantly, then future interest rate changes could potentially have such a material impact on earnings.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

         Except for historical information, all of the statements, expectations, beliefs, anticipations, intentions, and assumptions contained in the foregoing material are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended) that involve a number of risks and uncertainties. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Private Securities Reform Act of 1995, as amended, and by other applicable securities laws. It is possible that the assumptions made by management -- including, but not limited to, those relating to the cost of and compliance with Sarbanes-Oxley Section 404, favorable gross margins, a favorable mix of contracts, benefits of a more efficient operation, future contract awards, returns on new product programs, profitability, recovery of the costs of inventory, and increased control of operating costs -- may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to revise publicly the forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on the Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Schedule of GTSI Corp. and Subsidiary are filed as part of this Form 10-K. Supplemental unaudited quarterly financial data is included in Note 14 of the Notes to Consolidated Financial Statements.

Index to Financial Statements and Schedule                                 Page
------------------------------------------                                 ----

Financial Statements:

         Reports of Independent Public Accountants                         32-33

         Consolidated Balance Sheets as of December 31, 2003 and 2002      34

         Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002 and 2001                                  35

         Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 2003, 2002 and 2001              36

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002 and 2001                                  37

         Notes to Consolidated Financial Statements                        38-55

                         Report of Independent Auditors



To the Board of Directors and Stockholders of GTSI Corp.:




         We have audited the accompanying consolidated balance sheets of GTSI Corp. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the Index at
Item 15. These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTSI Corp. and subsidiary as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the financial statements, in 2003, the Company changed its method of accounting for certain consideration received from vendors.



                                            /s/ Ernst & Young LLP

McLean, Virginia
February 9, 2004

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

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                            2003          2002
                                                                                         ----------    ----------
ASSETS

Current assets:
          Cash                                                                           $      177    $       32
          Accounts receivable, net                                                          180,270       139,164
          Leases receivable, net                                                              1,718           308
          Merchandise inventories                                                            55,987        56,039
          Other current assets                                                               15,490        15,080
                                                                                         ----------    ----------
                    Total current assets                                                    253,642       210,623

Property and equipment, net                                                                  10,670        11,707

Other assets                                                                                  4,449         2,588
                                                                                         ----------    ----------
                    Total assets                                                         $  268,761    $  224,918
                                                                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Notes payable to banks                                                         $   12,813    $    7,539
          Accounts payable                                                                  152,435       122,432
          Accrued liabilities                                                                11,168        11,241
          Deferred revenue                                                                    8,323         2,171
          Accrued warranty liabilities                                                        4,555         4,404
                                                                                         ----------    ----------
                    Total current liabilities                                               189,294       147,787

Other liabilities                                                                             1,522         1,640
                                                                                         ----------    ----------
                    Total liabilities                                                       190,816       149,427
                                                                                         ----------    ----------

Commitments and contingencies
Stockholders' equity
          Preferred stock - $0.25 par value, 680,850 shares authorized;
          none issued or outstanding                                                             --            --
          Common stock - $0.005 par value, 20,000,000 shares authorized and 9,806,084 issued; 8,505,045 and 8,609,938 outstanding at December 31, 2003 and 2002,
          respectively                                                                           49            49
          Capital in excess of par value                                                     45,911        44,439
          Retained earnings                                                                  40,131        36,952
          Treasury stock, 1,301,039 and 1,196,146 shares at December 31, 2003 and 2002
          respectively                                                                       (8,146)       (5,949)
                                                                                         ----------    ----------

                    Total stockholders' equity                                               77,945        75,491
                                                                                         ----------    ----------
                    Total liabilities and stockholders' equity                           $  268,761    $  224,918
                                                                                         ==========    ==========

        The accompanying notes are an integral part of these consolidated balance sheets.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                    For the years ended December 31,
                                                 --------------------------------------
                                                    2003          2002          2001
                                                 ----------    ----------    ----------
Sales                                            $  954,118    $  934,730    $  783,496

Cost of sales                                       857,334       857,105       718,370
                                                 ----------    ----------    ----------

Gross margin                                         96,784        77,625        65,126

Operating expenses excluding impairment charge       88,347        66,499        61,409

Impairment charge                                     5,972            --            --
                                                 ----------    ----------    ----------
Operating expenses                                   94,319        66,499        61,409

Income from operations                                2,465        11,126         3,717

          Interest and other income                   3,119         5,198         4,501

          Interest expense                             (287)         (678)         (794)
                                                 ----------    ----------    ----------

Interest and other income, net                        2,832         4,520         3,707
                                                 ----------    ----------    ----------

Income before income taxes                            5,297        15,646         7,424

Income tax provision                                  2,118         6,113         2,938
                                                 ----------    ----------    ----------

Net income                                       $    3,179    $    9,533    $    4,486
                                                 ==========    ==========    ==========

Net income per common share

     Basic                                       $     0.38    $     1.15    $     0.55
                                                 ==========    ==========    ==========
     Diluted                                     $     0.35    $     1.04    $     0.50
                                                 ==========    ==========    ==========

Weighted average common shares outstanding

     Basic                                            8,349         8,302         8,144
                                                 ==========    ==========    ==========
     Diluted                                          9,116         9,156         9,049
                                                 ==========    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                    For the years ended December 31, 2003, 2002, and 2001
                               ---------------------------------------------------------------------------------------------------
                                  Preferred Stock           Common Stock
                               ----------------------   ----------------------  Capital in                                Total
                                 Shares                  Shares                  Excess of     Retained     Treasury   Stockholders'
                                 Issued      Amount      Issued       Amount        Par        Earnings      Stock        Equity
                               ----------  ----------   ----------  ----------   ----------   ----------   ----------   ----------
Balance, December 31, 2000             --  $       --        9,806  $       49   $   43,484   $   22,933   $   (7,986)  $   58,480

Stock options exercised                --          --           --          --           49           --        2,425        2,474

Employee stock purchase plan           --          --           --          --          (99)          --          571          472

Common stock repurchase                --          --           --          --           --           --       (2,847)      (2,847)

Net income                             --          --           --          --           --        4,486           --        4,486
                               ----------  ----------   ----------  ----------   ----------   ----------   ----------   ----------
Balance, December 31, 2001             --  $       --        9,806  $       49   $   43,434   $   27,419   $   (7,837)  $   63,065
                               ==========  ==========   ==========  ==========   ==========   ==========   ==========   ==========

Stock options exercised                --          --           --          --          885           --        2,298        3,183

Employee stock purchase plan           --          --           --          --          120           --          387          507

Common stock repurchase                --          --           --          --           --           --         (797)        (797)

Net income                             --          --           --          --           --        9,533           --        9,533
                               ----------  ----------   ----------  ----------   ----------   ----------   ----------   ----------
Balance, December 31, 2002             --  $       --        9,806  $       49   $   44,439   $   36,952   $   (5,949)  $   75,491
                               ==========  ==========   ==========  ==========   ==========   ==========   ==========   ==========

Stock options exercised                --          --           --          --        1,269           --          882        2,151

Employee stock purchase plan           --          --           --          --          203           --          891        1,094

Common stock repurchase                --          --           --          --           --           --       (3,970)      (3,970)

Net income                             --          --           --          --           --        3,179           --        3,179
                               ----------  ----------   ----------  ----------   ----------   ----------   ----------   ----------
Balance, December 31, 2003             --  $       --        9,806  $       49   $   45,911   $   40,131   $   (8,146)  $   77,945
                               ==========  ==========   ==========  ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      For the years ended December 31,
                                                                   --------------------------------------
                                                                      2003          2002          2001
                                                                   ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    3,179    $    9,533    $    4,486
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

          Depreciation and amortization                                 2,874         3,543         4,407
          Impairment charge                                             5,972            --            --
          Loss on disposal of property and equipment                       64           593            26
          Deferred taxes                                                  502          (421)        1,573
          Changes in operating assets and liabilities:
                    Accounts receivable                               (41,106)         (779)       (6,605)
                    Leases receivable                                  (1,410)       28,851       (20,391)
                    Merchandise inventories                                52         5,395        (7,864)
                    Other assets                                       (2,271)       (5,860)        7,079
                    Accounts payable                                   30,003       (28,946)       17,308
                    Accrued liabilities and warranty liabilities        6,842         2,397        (3,525)
                    Other liabilities                                    (118)         (763)          258
                                                                   ----------    ----------    ----------

Net cash provided by (used in) operating activities:                    4,583        13,543        (3,248)
                                                                   ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                           (7,873)       (3,871)       (3,577)
                                                                   ----------    ----------    ----------
Net cash used in investing activities:                                 (7,873)       (3,871)       (3,577)
                                                                   ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from (payment of) bank notes, net                    5,274       (12,647)        8,261
          Payment of notes payable                                         --            --        (1,500)
          Purchase of treasury stock                                   (3,970)         (797)       (2,847)
          Proceeds from employee stock purchase plan                    1,094           507           472
          Proceeds from exercises of stock options                      1,037         3,183         2,474
                                                                   ----------    ----------    ----------

Net cash provided by (used in) financing activities:                    3,435        (9,754)        6,860
                                                                   ----------    ----------    ----------

Net increase (decrease) in cash                                           145           (82)           35
Cash at beginning of year                                                  32           114            79
                                                                   ----------    ----------    ----------
Cash at end of year                                                $      177    $       32    $      114
                                                                   ==========    ==========    ==========

Supplemental disclosures of cash flow information:
          Cash paid during the year for:
                    Interest                                       $      299    $      770    $      907
                    Income taxes                                   $    1,796    $    4,347    $    2,509

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         GTSI Corp. ("GTSI", or the "Company", formerly named Government Technology Services, Inc.) operates in a single business segment and resells hardware, software and peripherals to agencies of federal, state and local governments (the "Government"). Business activities also include sales to systems integrators, prime contractors and other companies reselling information technology to various government agencies. GTSI is hereinafter referred to as the "Company."

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

         Revenue Recognition. Revenue is recognized when a customer order has been executed, the sales price is fixed and determinable, delivery of services or products has occurred, and collection of the sales price is considered probable and can be reasonably estimated. Revenue from hardware and software product sales is generally recognized when title to the products sold passes to the customer, with provisions established for estimated product returns. Based upon the Company's standard shipping terms, title generally passes upon the customer's receipt of the products. The Company also sells third-party services, such as maintenance contracts, and recognizes revenue in the same manner as hardware and software sales. Revenues from other services are recognized when the services are complete. Payments received before delivery has occurred or services have been rendered are recorded as deferred revenue.

         Cash and Cash Equivalents. The Company considers all investments with maturity of three months or less on their acquisition date to be cash equivalents.

         Fair Value of Financial Instruments. At December 31, 2003 and 2002, the recorded values of financial instruments such as accounts receivable and payable and notes payable to banks approximated their fair values, based on the short-term maturities of these instruments. As of December 31, 2003 and 2002, the Company believes the carrying amount of its current and long-term lease receivables approximates their value since the lease receivables are discounted at an interest rate that approximates market.

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

         Sales of Lease Receivables. The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of Statement of Financial Accounting Standard (SFAS) No. 13, "Accounting for Leases," and accordingly, recognizes current and long-term lease receivables, net of unearned finance income on the accompanying balance sheets. The Company periodically sells lease receivables to various unrelated financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, "Accounting for Transfers and Serving of Financial Assets and Extinguishments of Liabilities - a Replacement of SFAS No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $19.5 million and $49.0 million, in 2003 and 2002 respectively, were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying balance sheets.

         Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market. Cost is determined using a weighted average method.

         Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the terms of the leases or their estimated useful lives, whichever is shorter.

         Impairment of Long-Lived Assets. Long-lived assets, consisting primarily of property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company determines impairment by comparing the carrying value of these long-lived assets to a probability weighted estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition. In the event the Company determines that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. During 2003, in accordance with SFAS No. 144, the Company recorded an impairment charge of approximately $6.0 million related to capitalized software (See Note 5).

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

         Shipping Costs. The Company's shipping costs are included in cost of sales for all periods presented.

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

         Earnings Per Share. In accordance with SFAS No. 128, "Earnings Per Share," the Company presents basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ended December 31, 2003, 2002 and 2001, diluted weighted average common shares outstanding includes the dilutive effect of options if exercised of 767,000, 854,000 and 905,000 shares, respectively.

         Interest and Other Income, Net. For the years ended December 31, 2003, 2002, and 2001, interest and financing income includes $2.2 million, $3.6 million, and $2.2 million, respectively, of financing income earned on prompt payment of vendor invoices and $.5 million, $1.4 million, and $1.7 million, respectively, of interest income from lease receivables.

         A $500,000 gain on the sales of certain of the Company's lease receivables is included in interest and other income in the accompanying balance sheet for the year ended December 31, 2002.

         Marketing Development and Cooperative Advertising Funds. The costs of advertising are expensed as incurred. Certain vendors provide the Company with sales incentive programs. Generally, the funds received under these programs are determined based on the Company's purchases and/or sales of the vendor's product. The funds are earned upon performance of specific promotional programs or upon completion of predetermined objectives dictated by the vendor.

         On January 1, 2003 the Company adopted a new accounting pronouncement, Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." This pronouncement requires that consideration from vendors, such as advertising support funds and sales volume incentives, be accounted for as a reduction to cost of sales unless certain requirements are met showing that the funds represent a reimbursement of a specific, incremental, identifiable cost incurred by the Company in selling the vendor's product. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. The Company provides numerous advertising programs to support vendors, including catalogs, radio, Internet, magazine and newspaper advertising for which it receives consideration.

         In accordance with EITF No. 02-16, the Company records certain vendor considerations as a reduction of inventory and a subsequent reduction in cost of goods sold when the related product is sold. In previous reporting periods, the Company recorded these items as a reduction to operating expenses in that period.

         For comparative purposes, if the Company applied EITF No. 02-16 to the year ended December 31, 2002, the Company's gross margin would have increased from $90.0 million to $96.8 million. Gross margin percentage would have increased from 9.6% for 2002 to 10.1% for 2003. The primary reason for the increase in margins on this comparative basis is due to an increase in the volume of the vendor incentives funds received in 2003 compared to 2002. Operating expenses would have also increased from $78.8 million for 2002 to $94.3 million for 2003. The impact for the year ended December 31, 2003 was an increase in cost of goods sold or approximately $148,000 or a tax effected reduction to net income of approximately $89,000. If EITF No. 02-16 was applied to 2003, the net income impact would have been a decrease of $13,000.

         Concentration of Credit Risk. The Company's customers are primarily federal, state and local government agencies and prime contractors to the Government, including systems integrators. In 2003, the Company sold products or services to thousands of different customers, including to most agencies and major departments of the Government, to many state governments and to hundreds of prime contractors. The company's customer mix in 2003 was 40% Department of Defense, 33% Civilian agencies and departments, 22% prime contractors, and 5% state and local government business. In 2002, the Company recorded sales to a single system integrator, which is a prime contractor to the Government in excess of 9% of the Company's sales for 2002.

         Outstanding Checks. Included in accounts payable at December 31, 2003 and 2002 are approximately $7.7 million and $6.9 million, respectively, which represent checks that have been issued but have yet to clear the bank, which would otherwise be considered a net overdraft.

         New Accounting Pronouncements. In November 2002, the EITF published Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's 2003 consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result of adopting FIN No. 45, the Company has added additional disclosures related to accrued warranty obligations. (See note 7).

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

         Had compensation costs for the Company's stock options been determined based on SFAS No. 123 using an accepted fair valuation method, the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                2003        2002        2001
                                             ----------  ----------  ----------

Net income - as reported                     $    3,179  $    9,533  $    4,486
Add: Total stock-based employee
compensation expense as reported under
intrinsic value method (APB No. 25) for
all awards, net of related tax effects               --          --          --
Deduct: Total stock-based employee
compensation expense determined under
fair value based method (SFAS No. 123)
for all awards and stock purchase plans,
net of related tax effects                       (2,373)     (1,805)     (1,648)
                                             ----------  ----------  ----------
Net income - pro forma                       $      806  $    7,728  $    2,838
                                             ==========  ==========  ==========
Net income per share - as reported (basic)   $     0.38  $     1.15  $     0.55
                                             ==========  ==========  ==========
Net income per share - as reported
(diluted)                                    $     0.35  $     1.04  $     0.50
                                             ==========  ==========  ==========
Net income per share - pro forma (basic)     $     0.10  $     0.93  $     0.35
                                             ==========  ==========  ==========
Net income per share - pro forma (diluted)   $     0.09  $     0.85  $     0.31
                                             ==========  ==========  ==========

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          2003           2002           2001
                                       -----------    -----------    -----------
         Average expected life          4.0 years      4.0 years      4.4 years
         Risk free interest rate             3.34%          2.53%          4.50%
         Volatility                          78.1%          77.9%          75.9%
         Dividend yield                        --             --             --

2.       Accounts Receivable

         The composition of accounts receivable as of December 31, 2003 and 2002, is as follows (in thousands):

                                                          2003          2002
                                                        ---------     ---------

Trade accounts receivable                               $ 161,285     $ 122,765

Vendor and other receivables                               19,684        17,233
                                                        ---------     ---------

                                                          180,969       139,998
      Less: Allowance for uncollectible accounts             (699)         (834)
                                                        ---------     ---------

Accounts receivable, net                                $ 180,270     $ 139,164
                                                        =========     =========

3.       Leases Receivable

         The Company sold products to certain Government customers under sales-type lease arrangements. Government leasing arrangements were for two to three years and carry market interest rates ranging from 4.67 to 12.90 percent. Total future minimum lease payments and unearned finance income due under the sales-type leases are as follows (in thousands):

                          Total Lease Payments     Unearned Finance         Net Principle
                                  Due                   Income                   Due
                          --------------------   --------------------   --------------------
2004                      $              2,146   $                428   $              1,718
2005                                     1,264                    185                  1,079
2006                                     1,634                    160                  1,474
                          --------------------   --------------------   --------------------
Total lease receivables   $              5,044   $                773   $              4,271
                          ====================   ====================   ====================

4.       Property and Equipment

         The composition of property and equipment as of December 31, 2003 and 2002, is as follows (in thousands):

                                                            2003        2002
                                                          --------    --------

Office furniture and equipment                            $ 13,561    $ 11,885

Computer software (includes ERP system, see note 5)         15,805      15,938

Leasehold improvements                                       5,041       4,960
                                                          --------    --------

                                                            34,407      32,783

Less accumulated depreciation and amortization             (23,737)    (21,076)
                                                          --------    --------

Property and equipment, net                               $ 10,670    $ 11,707
                                                          ========    ========


Depreciation and amortization expense                     $  2,874    $  3,543
                                                          ========    ========

         During 2002 the Company replaced its website and disposed of the old website. The remaining book value of the old website of approximately $580,000 was written off during the second quarter of 2002.

5.       Capitalized Software

         The Company is implementing an enterprise resource planning (ERP) system to replace its current fulfillment system. Implementation of the ERP system is designed to improve management information and gain operating efficiencies. As of December 31, 2003 the Company has $3.9 million of costs capitalized under this project.

         In the fourth quarter of 2003 the Company recorded an impairment charge of approximately $6.0 million related to capitalized software. During the fourth quarter the Company determined that it was not in the Company's best interest to continue to pursue a highly customized ERP system due to the high level of development risk and the higher total cost of ownership associated with maintaining a customized solution. The Company has changed its strategy and decided to implement a standard ERP system, which is expected to lower the risk, compress the delivery time, provide significant value sooner, and reduce the overall project expenses. Due to this change in strategy, $6.0 million of the capitalized assets related to the customized solution were determined to have no future economic value. The enterprise software and hardware for a standard ERP system purchased to date will be fully utilized in the roll out of the new system.

6.       Notes Payable to Banks

         During the fourth quarter 2003, the Company closed a new $125 million Credit Facility with a lender (the Credit Facility) and terminated the existing credit facilities. The Credit Facility, which matures on February 28, 2005, includes a revolving line of credit (the Revolver) and a provision for inventory financing of vendor products (the Wholesale Financing Facility). Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company's assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of the inventory. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carries an interest rate indexed to LIBOR plus 1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios.

         In 2002 and 2001 the Company had a revolving line of credit (the Prior Revolver) with a group of banks, which allowed for borrowings up to $50.0 million during its highest seasonal period. Additionally, the Company had a separate facility with a bank for inventory financing of vendor products (the Prior Wholesale Financing Facility), which allowed for borrowings up to $60.0 million during its highest seasonal period. Combined, the Prior Revolver and the Prior Wholesale Financing Facility (the Prior Credit Facilities) allowed the Company to borrow from $55.0 million to $110.0 million depending on the seasonal period. The seasonal structure of the Prior Credit Facilities coincided with the seasonality of the Company's business and allowed the Company to minimize banking fees. The interest rate under the Prior Credit Facilities was a rate indexed to the London Interbank Offered Rate (LIBOR) plus 1.75 percentage points.

         On March 31, 2003 the Company and its group of banks signed an amendment to the revolver in which the group of banks consented to allow the Company to repurchase up to an additional $5.0 million worth of its stock from stockholders. During 2003, the Company repurchased approximately $4.0 million of its stock.

         As of December 31, 2003 and 2002, respectively, the Company's interest rate under the Credit Facility and the Prior Credit Facility was 2.88% and 3.13%, respectively. The weighted average interest rates for the years ended December 31, 2003, 2002, and 2001 were 2.96%, 3.50%, and 5.70%, respectively.
The available portion of the Credit Facility was approximately $90.4 million at December 31, 2003.

At December 31, 2003, the Company was in compliance with all financial covenants set forth in the Credit Facility.

7.       Accrued Warranty Liabilities

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

(in thousands)                                               Year Ended December 31,
                                                              2003            2002
                                                          ------------    ------------
Accrued warranty liability as of beginning of the year    $      4,404    $      6,442

Warranty activity from January 1, to December 31,

   Charges made against the warranty                            (5,004)         (8,356)
   Accruals related to warranty                                  5,155           6,318
                                                          ------------    ------------
Net change to accrued warranty liability                           151          (2,038)
                                                          ------------    ------------

Accrued warranty                                          $      4,555    $      4,404
                                                          ============    ============

8.       Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share:

                                                       In thousands, except per share amounts
                                                        ------------------------------------
                                                               Year ended December 31,
                                                        ------------------------------------
                                                           2003         2002         2001
                                                        ----------   ----------   ----------
Basic earnings per share:
    Net income (numerator)                              $    3,179   $    9,533   $    4,486
    Weighted average shares outstanding (denominator)        8,349        8,302        8,144
                                                        ----------   ----------   ----------
    Basic earnings per share                            $     0.38   $     1.15   $     0.55
                                                        ==========   ==========   ==========

Diluted earnings per share:
    Net income (numerator)                              $    3,179   $    9,533   $    4,486
Denominator:
    Weighted average shares outstanding                      8,349        8,302        8,144
    Effect of dilutive securities:
    Employee stock options                                     767          854          905
                                                        ----------   ----------   ----------
    Denominator for dilutive earnings per share              9,116        9,156        9,049
                                                        ----------   ----------   ----------
    Diluted earnings per share                          $     0.35   $     1.04   $     0.50
                                                        ==========   ==========   ==========

9.       Income Taxes

         The components of the provision for income taxes for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

                              2003        2002        2001
                            --------    --------    --------
     Current taxes :
               Federal      $  1,373    $  5,769    $  1,079

               State             243         765         287
                            --------    --------    --------


                               1,616       6,534       1,366
     Deferred taxes:

               Federal           427        (372)      1,398

               State              75         (49)        174
                            --------    --------    --------


                                 502        (421)      1,572
                            --------    --------    --------

     Income tax provision   $  2,118    $  6,113    $  2,938
                            ========    ========    ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2003 and 2002 were as follows (in thousands):

                                                                 December 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
     Deferred tax assets:

               Accounts receivable and inventory allowances  $    270   $    322

               Intangible assets                                   --      1,339

               Accrued warranty                                 1,760      1,701

               Bid and proposal costs                             466        552

               Vacation accrual                                   440        431

               Depreciation                                       965        674

               Rent abatement                                     129         96

               Other reserves                                     987        711

               Prepaid revenue                                    584        839
                                                             --------   --------

                          Total deferred tax assets             5,601      6,665
                                                             --------   --------
     Deferred tax liabilities:

               Web site development costs                         109      1,302

                Software development costs                        631         --
                                                             --------   --------
                          Total deferred tax liabilities          740      1,302
                                                             --------   --------

     Net deferred tax assets                                 $  4,861   $  5,363
                                                             ========   ========

         The Company's effective tax rate for the years ended December 31, 2003, 2002, and 2001 differs from the statutory rate for federal income taxes as a result of the following factors:

                                                    2003       2002       2001
                                                  -------    -------    -------
     Statutory rate                                  34.0%      34.0%      34.0%
     State income taxes, net of Federal tax benefit   4.0%       4.6%       4.6%
     Other                                            2.0%       0.5%       1.0%
                                                  -------    -------    -------
                                                     40.0%      39.1%      39.6%
                                                  =======    =======    =======

10.      Stockholders' Equity

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

         On May 14, 2003, the stockholders of the Company approved a change to extend the exercise period for certain options granted to its non-employee directors following cessation from the Company to the earlier of the fifth anniversary of the cessation date or the expiration date of the respective option. The maximum compensation expense impact, if any, related to this change, is $1.8 million. Also, in January 2003, the Company agreed that the unvested options held by one officer would automatically vest if a change in control of the Company occurs. The maximum compensation expense impact, if any, related to this change, is $.8 million. Both of these changes result in a new measurement date as required by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". No compensation expense was recorded as a result of the modifications at that time or to date because the Company is unable to estimate whether the non-employee directors will benefit from the extension of their option awards as a result of the modification and, with respect of the unvested options held by the officer, if a change in control of the Company will occur. The compensation expense, if recorded, would not impact the Company's cash flows or stockholders' equity.

         During 2003, an executive submitted Company mature stock with a value of $1.1 million previously purchased on the open market to pay for the exercise of 100,000 stock options pursuant to the terms of the Company's stock option plan, which resulted in a cashless exchange of stock options for Company stock.

         Options under the 1997, 1996, 1994 and 1986 Plans were as follows:

                                                                                           Weighted         Weighted
                                                                                           Average          Average
                                                   Number of Option       Exercise Price   Exercise Price   Remaining
                                                   Shares                 Per Share        Per Share        Life
------------------------------------------------------------------------------------------------------------------------
1997 Plan:
                 Outstanding at December 31, 2000    279,967              $2.88-5.38       $4.23

                      Granted                             --

                      Forfeited or canceled          (13,792)             $2.88-4.88       $3.41

                      Exercised                     (112,917)             $2.88-5.38       $4.42

                 Outstanding at December 31, 2001    153,258              $2.88-5.25       $4.16

                      Granted                         33,000              $7.93-11.06      $9.15

                      Forfeited or canceled           (6,750)             $3.13-4.50       $3.49

                      Exercised                      (93,583)             $2.88-5.25       $4.37

                 Outstanding at December 31, 2002     85,925              $3.00-11.03      $5.90

                      Granted                             --                 --            $0.00

                      Forfeited or canceled           (6,250)             $3.31-8.75       $6.58

                      Exercised                      (18,525)             $3.00-8.75       $4.87

                 Outstanding at December 31, 2003     61,150              $3.13-11.06      $6.15            4.2
------------------------------------------------------------------------------------------------------------------------
1996 Plan:

                 Outstanding at December 31, 2000  1,452,250              $2.81-5.44       $3.91

                      Granted                        233,000              $4.00-6.40       $6.03

                      Forfeited or canceled          (55,916)             $2.88-4.00       $3.46

                      Exercised                     (252,084)             $2.88-5.25       $3.82

                 Outstanding at December 31, 2001  1,377,250              $2.81-6.40       $4.30

                      Granted                        265,000              $8.00-13.67      $10.00

                      Forfeited or canceled          (43,000)             $3.25-6.40       $3.77

                      Exercised                     (262,233)             $2.88-6.40       $3.95

                 Outstanding at December 31, 2002  1,337,017              $2.81-13.67      $5.52

                      Granted                        589,833              $8.18-12.48      $10.36

                      Forfeited or canceled          (78,333)             $3.25-11.30      $7.95

                      Exercised                     (184,167)             $2.88-11.06      $3.84

                 Outstanding at December 31, 2003  1,664,350              $2.81-$13.67     $7.31            5.4
------------------------------------------------------------------------------------------------------------------------

1994 Plan:
                 Outstanding at December 31, 2000    249,500              $2.88-12.88      $5.70

                      Granted                             --                  --           $0.00

                      Forfeited or canceled               --                  --           $0.00

                      Exercised                      (34,500)             $2.88-3.50       $3.24

                 Outstanding at December 31, 2001    215,000              $2.88-12.88      $6.10

                      Granted                         98,000              $7.81-11.06      $9.29

                      Forfeited or canceled          (72,417)             $2.88-8.75       $5.42

                      Exercised                      (95,166)             $2.88-7.31       $4.56

                 Outstanding at December 31, 2002    145,417              $2.88-12.88      $7.25

                      Granted                             --                 --               --

                      Forfeited or canceled          (27,500)             $3.13-11.06      $8.72

                      Exercised                      (35,000)             $2.88-8.75       $4.14

                 Outstanding at December 31, 2003     82,917              $2.88-12.88      $8.08            6.9
------------------------------------------------------------------------------------------------------------------------
1986 Plan:

                 Outstanding at December 31, 2000      7,000              $10.25           $10.25

                      Granted                             --                 --               --

                      Forfeited or canceled           (7,000)             $10.25           $10.25

                      Exercised                           --                 --               --

                 Outstanding at December 31, 2001         --                 --               --

                      Granted                             --                 --               --

                      Forfeited or canceled               --                 --               --

                      Exercised                           --                 --               --

                 Outstanding at December 31, 2002         --                 --               --             --

                      Granted                             --                 --               --

                      Forfeited or canceled               --                 --               --             --

                      Exercised                           --                 --               --

                 Outstanding at December 31, 2003         --                 --               --             --
------------------------------------------------------------------------------------------------------------------------
Capitalization Plan

                 Outstanding at December 31, 2000    995,000              $3.13-10.50      $4.47

                      Granted                        400,000              $3.81-6.76       $4.73

                      Forfeited or canceled          (87,500)             $3.81-5.25       $4.34


                      Exercised                     (147,500)             $3.75-5.25       $4.21

                 Outstanding at December 31, 2001  1,160,000              $3.13-10.50      $4.60

                      Granted                        176,000              $7.81-11.06      $8.94

                      Forfeited or canceled           (9,000)             $7.81            $7.81

                      Exercised                           --                 --               --

                 Outstanding at December 31, 2002  1,327,000              $3.13-11.06      $5.16

                      Granted                        179,000              $9.14-11.30      $10.83

                      Forfeited or canceled          (15,000)             $6.20-6.20       $6.20

                      Exercised                     (188,500)             $3.13-10.50      $7.76

                 Outstanding at December 31, 2003  1,302,500              $3.75-11.30      $5.55            3.4
------------------------------------------------------------------------------------------------------------------------
FOR ALL PLANS:

                 Outstanding at December 31, 2003  3,110,917              $2.81-13.67      $6.57            4.6

                         Outstanding and Exercisable by Price Range as of December 31, 2003

                            Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------------   -------------------------------------
                                             Weighted
                                             Average             Weighted                                Weighted
   Range of              Number             Remaining            Average            Number               Average
   Exercise          Outstanding at        Contractual           Exercise        Exercisable at          Exercise
    Prices              12/31/03            Life-Years             Price            12/31/03               Price
----------------    -----------------    -----------------    ---------------   ------------------    ---------------
   2.81 -  2.85               75,000            6.4               $  2.81              75,000             $  2.81
   2.86 -  4.28            1,249,417            2.7                  3.73           1,117,167                3.75
   4.29 -  5.70              294,750            3.4                  5.06             288,000                5.06
   5.71 -  7.13              253,500            5.6                  6.26             153,000                6.23
   7.14 -  8.55              288,250            7.4                  8.16             158,086                8.26
   8.56 -  9.98              235,500            6.4                  8.84              15,000                8.75
   9.99 - 11.40              656,500            6                   11.16              85,000               11.12
  11.41 - 12.83               50,000            6.9                 12.48               7,500               12.48
  12.84 - 13.67                8,000            3.9                 13.37               4,250               13.11
----------------    -----------------    -----------------    ---------------   ------------------    ---------------
   2.81 - 13.67            3,110,917            4.6               $  6.57           1,903,003             $  4.91
================    =================    =================    ===============   ==================    ===============

         At December 31, 2003, in the 1997 Plan, options for 30,900 shares were exercisable and 10,492 options were available for grant; in the 1996 Plan, options for 924,186 shares were exercisable and 1,126,416 options were available for grant; in the 1994 Plan, options for 35,667 shares were exercisable and 28,217 options were available for grant; and in the 1986 Plan, no options for shares were exercisable. The weighted average fair market value of options granted was $6.39, $5.55, and $3.20 in 2003, 2002, and 2001, respectively. A tax benefit from the exercise of stock options was recorded for the year ending December 31, 2003, for $1.1 million.

         Stock Purchase Plan. The Company has established an Employee Stock Purchase Plan ("ESPP"). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee's compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. In the offering periods ended June 30, 2003 and December 31, 2003, employees purchased 65,780 and 81,314 shares, respectively, at prices of $7.44 and $7.44, respectively. In the offering periods ended June 30, 2002 and December 31, 2002, employees purchased 63,269 and 77,858 shares, respectively, at prices of $6.67 and $6.67, respectively. In the offering periods ended June 30, 2001 and December 31, 2001, employees purchased 68,465 and 57,563, respectively, at prices of $2.68 and $5.02, respectively. The weighted average fair market value of shares under the ESPP was $7.44, $6.67, and $3.75 in 2003, 2002, and 2001, respectively. The
Company has reserved 750,000 shares of common stock for the ESPP, of which 56,199 were available for future issuance as of December 31, 2003. During 2004, the Company will request the shareholders to approve to reserve another 900,000 shares of common stock for the ESPP.

11.      Commitments and Contingencies

         The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

         In November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to the termination of a former subcontractor. This suit follows the Company's earlier lawsuit against the former subcontractor. Management believes these claims are without merit and intends to vigorously defend this lawsuit, but the ultimate outcome of this matter is uncertain. Management is unable to estimate the amount GTSI may have to pay related to this matter. No amounts have been accrued as of December 31, 2003.

         During the second quarter of 2003, GTSI's sales organization was successful in securing an order for software inventory that had been reserved for during 2002. As a result, the company reversed a $1.4 million reserve.

         During 2002, the Company determined that it was remote that certain accrued obligations would need to be paid. Accordingly, the associated obligation of $1.4 million was reversed.

         The Company leases office and warehouse space and various equipment under noncancelable operating leases.

         In October 1997, the Company executed a ten-year lease for office space in Chantilly, Virginia. The agreement has one five-year option period and commenced on December 1, 1998. The Company is obligated under the lease agreement to provide to the landlord a letter of credit in the amount of $1.0 million as a security deposit for all tenant requested improvements associated with the lease. The Company recorded leasehold improvements in the amount of $2.0 million, as well as a liability for deferred rent of $2.0 million in conjunction with the build-out improvements. The asset and liability are being amortized over the life of the lease. The Company leases a warehouse and distribution facility in Chantilly, Virginia, in a separate facility under a lease that expires in December 2006. In December 2002, GTSI expanded its office space by leasing approximately 34,000 square feet of office space in Chantilly, Virginia under a lease expiring in November 2005, with one two-year option and one one-year option. The Company also entered into a lease agreement on April 1, 1999 for a 20,000 square-foot distribution center in Chattanooga, Tennessee. The Company has exercised its one-year lease renewal option for the Chattanooga facilities effective April 1, 2003. The Company also maintains a sales office in Germany and had entered into a lease agreement as of January 1, 2004 for a term of five years ending on December 31, 2008. Rent expense for the years ended December 31, 2003, 2002, and 2001 was approximately $2.5 million, $2.0 million, and $2.1 million, respectively.

         Collective future minimum lease payments as of December 31, 2003, are as follows (in thousands):

                                  Operating
Year ending December 31,           Leases
------------------------         ----------

        2004                     $    2,714
        2005                          2,716
        2006                          2,145
        2007                          1,362
        2008                          1,287
        Thereafter                       --
                                 ----------

Total minimum lease payments     $   10,224
                                 ==========

12.      401(k) Plan

         Effective April 1991, the Company adopted the Employees' 401(k) Investment Plan (the "Plan"), a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). All employees of the Company who are at least 21 years of age and have completed at least six months of employment with the Company are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 15%) of their total compensation. Employee contributions are fully vested at all times. The Company, in its sole discretion, may make contributions in amounts, if any, as may be determined by the Board of Directors for the benefit of all participants. In 2003, 2002, and 2001 the Company contributed approximately $1.0 million, $.9 million, and $.8 million to the Plan, respectively.

13.      Segment Reporting

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information about operating segments to be presented in the financial statements and in condensed financial statements of interim periods. The Company has determined that through December 31, 2003, it operated as one business segment as defined by SFAS No. 131. The primary customer of the Company is the Federal Government, which under SFAS No. 131 is considered a single customer.

14.      Quarterly Financial Data (unaudited)

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

                                                                          2003 Quarters Ended
                                           ----------------------------------------------------------------------------------
                                               March 31,             June 30,           September 30,         December 31,
                                           -----------------    -----------------    ------------------    ------------------
(In thousands, except per share data)

Sales                                      $ 178,858   100.0%   $ 189,737   100.0%   $ 273,066    100.0%   $ 312,457    100.0%

Cost of sales                                162,784    91.0%     166,981    88.0%     245,569     89.9%     282,001     90.3%

Gross margin                                  16,074     9.0%      22,756    12.0%      27,497     10.1%      30,456      9.7%

Operating expenses excluding
impairment charge                             19,702    11.0%      21,613    11.4%      22,640      8.3%      24,392      7.8%

Impairment charge                                 --     0.0%          --     0.0%          --      0.0%       5,972      1.9%

Operating expenses                            19,702    11.0%      21,613    11.4%      22,640      8.3%      30,364      9.7%

(Loss) income from operations                 (3,628)   -2.0%       1,143     0.6%       4,857      1.8%          92      0.0%

Interest income, net                            (733)   -0.4%        (744)   -0.4%        (840)    -0.3%        (515)    -0.2%

Income before income taxes                    (2,895)   -1.6%       1,887     1.0%       5,697      2.1%         607      0.2%

Income tax (benefit) provision                (1,132)   -0.6%         738     0.4%       2,227      0.8%         284      0.1%

Net income (loss)                             (1,763)   -1.0%       1,149     0.6%       3,470      1.3%         323      0.1%

Net income per common share
   Basic:
      Basic net (loss) income per share    $   (0.21)           $    0.14            $    0.42             $    0.04

   Diluted:
      Diluted net (loss) income per share  $   (0.21)           $    0.13            $    0.39             $    0.04

Weighted average common shares
outstanding

     Basic                                     8,564                8,258                8,238                 8,343
                                           =========            =========            =========             =========
     Diluted                                   8,564                8,907                8,986                 9,208
                                           =========            =========            =========             =========

                                                                          2002 Quarters Ended
                                           ----------------------------------------------------------------------------------
                                               March 31,             June 30,           September 30,         December 31,
                                           -----------------    -----------------    ------------------    ------------------
(In thousands, except per share data)

Sales                                      $ 176,743   100.0%   $ 200,992   100.0%   $ 276,846    100.0%   $ 280,149    100.0%

Cost of sales                                162,232    91.8%     185,883    92.5%     254,485     91.9%     254,505     90.8%

Gross margin                                  14,511     8.2%      15,109     7.5%      22,361      8.1%      25,644      9.2%

Operating expenses                            15,386     8.7%      14,427     7.2%      18,414      6.7%      18,272      6.5%

(Loss) income from operations                   (875)   -0.5%         682     0.3%       3,947      1.4%       7,372      2.6%

Interest income, net                          (1,770)   -1.0%        (611)   -0.3%      (1,288)    -0.5%        (851)    -0.3%

Income before income taxes                       895     0.5%       1,293     0.6%       5,235      1.9%       8,223      2.9%

Income tax provision                             354     0.2%         521     0.3%       2,094      0.8%       3,144      1.1%

Net income                                       541     0.3%         772     0.4%       3,141      1.1%       5,079      1.8%

Net income per common share
   Basic:
      Basic net income per share           $    0.07            $    0.09            $    0.38             $    0.60

   Diluted:
      Diluted net income per share         $    0.06            $    0.08            $    0.32             $    0.54

Weighted average common shares
Outstanding

     Basic                                     8,184                8,265                8,316                 8,439
                                           =========            =========            =========             =========
     Diluted
                                               9,518                9,582                9,723                 9,402
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

Item 9A.          CONTROLS AND PROCEDURES.

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

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004 entitled "Proposal 1 - Election of Directors," "Executive Officers," "Common Stock Ownership of Principal Stockholders and Management - Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" (also included in Item 15 below), "Audit Fees", and "Audit Committee" to be filed with the Commission.

Item 11.          EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004 entitled "Election of Directors - Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information required by this Item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004 entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004 entitled "Proposal 1 - Election of Directors - Class 1 Nominees" and "Compensation of Directors" and "Executive Compensation and Other Information-Employment Agreements and Termination of Employment and Change of Control Arrangements," to be filed with the Commission.

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004 entitled "Audit Committee" and "Audit Fees," to be filed with the Commission.

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

         3.1      Restated Certificate of Incorporation (9)

         3.2      Bylaws, as amended (6)

         10.1 Amended and Restated 1986 Stock Option Plan, (3), including forms of Stock Option Agreements and Stock Purchase Agreement
                  (1)(2)

         10.2     Employee Stock Purchase Plan, as amended to date (1)(5)

         10.3     Officer Severance Plan, as amended to date (7)

         10.4 GTSI Employees' 401(k) Investment Plan (2); and Amendment No. 1 (4); Amendment No. 2 and Amendment No. 3 thereto (7)

         10.5 Lease dated August 11, 1995 between the Registrant and Security Capital Industrial Trust covering new distribution center facility (7)

         10.6     1994 Stock Option Plan, as amended to date (1)(12)

         10.7     1996 Stock Option Plan, as amended to date (1)(12)(13)

         10.8     1997 Non-Officer Stock Option Plan, as amended to date (1)(12)

         10.9 Lease dated December 10, 1997 between the Registrant and Petula Associates, Ltd. covering new headquarters facility (excluding attachments and exhibits) (8)

         10.10 Credit Facilities Agreement, dated as of October 23, 2003, among the Registrant, certain lenders named in such agreement, and GE Commercial Distribution Finance Corporation, as a Lender and as Agent (excluding attachments and exhibits)

         10.11 Offer Letter dated November 29, 2000 between the Registrant and John T. Spotila (1)(9)

         10.12 Employment Agreement dated January 1, 2001 between the Registrant and M. Dendy Young (1)(9)

         10.13 Non-Qualified Stock Option Agreement effective January 2, 2001 between the Registrant and John T. Spotila (1) (12)

         10.14 Offer Letter dated June 28, 2001 between Registrant and Terri Allen (1)(11)

         10.15 Non-Qualified Stock Option Agreement effective July 31, 2001 between the Registrant and Terri Allen (1)(12)

         10.16 Retirement Agreement effective March 12, 2002 between the Registrant and Robert D. Russell (1)(10)

         10.17 Offer Letter dated May 21, 2002 between the Registrant and Dr. Jack Littley III (1)(12)

         10.18 Retirement Agreement effective November 8, 2002 between the Registrant and William E. Johnson, Jr. (1)(12)

         10.19 Offer Letter dated December 31, 2002 between the Registrant and Thomas Mutryn (1)(12)

         10.20 Memorandum Regarding Promotion to Senior Vice President dated February 20, 2003 between the Registrant and Dr. John Littley III (1)(12)

         10.21 Non-Qualified Stock Option Agreement effective January 28, 2003 between the Registrant and Thomas Mutryn (1)(12)

         14.1     Code of Ethics

         23.1     Consent of Ernst & Young LLP

         23.2     Information Regarding Consent of Arthur Andersen LLP

         31.1     Section 302 Certification of M. Dendy Young, Chief Executive
                  Officer

         31.2 Section 302 Certification of Thomas A. Mutryn, Chief Financial Officer

         32.1     Section 906 Certification of M. Dendy Young, Chief Executive
                  Officer

         32.2 Section 906 Certification of Thomas A. Mutryn, Chief Financial Officer

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

         (20) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 5, 1998.

         (21) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 1998.

         (22) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 1999.

         (23) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 2000.

         (24) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 2001.

         (25) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended March 31, 2002.

         (26) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19394) for the year ended December 31, 2002.

         (27) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19394) for the quarter ended June 30, 2003.


(a)      Index to Financial Statements and Schedule                        Page
         ------------------------------------------                        ----

Financial Statements:

         Reports of Independent Public Accountants                         32-33

         Consolidated Balance Sheets as of December 31, 2003 and 2002      34

         Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002 and 2001                                  35

         Consolidated Statements of Changes in Stockholders' Equity for
         the years ended December 31, 2003, 2002 and 2001                  36

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002 and 2001                                  37

         Notes to Consolidated Financial Statements                        38-55

                                          GTSI Corp.

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


(In thousands)                              Balance at   Charged to                  Balance
                                            Beginning    Costs and                   at end
               Description                  of Period     Expenses    Deductions    of Period
-----------------------------------------   ----------   ----------   ----------    ----------

Year ended December 31, 2003:
     Allowance for uncollectible accounts   $      834   $       58   $     (193)   $      699

Year ended December 31, 2002:
     Allowance for uncollectible accounts   $    1,413   $      218   $     (797)   $      834

Year ended December 31, 2001:
     Allowance for uncollectible accounts   $    1,709   $      171   $     (467)   $    1,413

(b)      Reports on Form 8-K

         On October 29, 2003, GTSI filed a report on Form 8-K under Item 12 relating to its financial information for the quarter ended December 31, 2003.

(c)      Exhibits

         See the list of Exhibits in Item 15 beginning on Page 55 of this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chantilly, Commonwealth of Virginia.

                                        GTSI CORP.

Dated:  March 15, 2004                  By: /s/ M. DENDY YOUNG
                                            ------------------------------------
                                            M. Dendy Young
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                          Date
       ---------                        -----                          ----

/s/ M. DENDY YOUNG               Chairman and                     March 15, 2004
----------------------------     Chief Executive Officer
M. Dendy Young                   (Principal Executive Officer)
                                 and a Director


/s/ THOMAS A. MUTRYN             Senior Vice President and        March 15, 2004
----------------------------     Chief Financial Officer
Thomas A. Mutryn                 (Principal Financial and
                                 Accounting Officer)


/s/ THOMAS HEWITT                Director                         March 15, 2004
----------------------------
Thomas Hewitt


/s/ LEE JOHNSON                  Director                         March 15, 2004
----------------------------
Lee Johnson


/s/ STEVEN KELMAN                Director                         March 15, 2004
----------------------------
Steven Kelman, Ph.D.


/s/ JAMES J. LETO                Director                         March 15, 2004
----------------------------
James J. Leto


/s/ BARRY REISIG                 Director                         March 15, 2004
----------------------------
Barry Reisig


/s/ LAWRENCE J. SCHOENBERG       Director                         March 15, 2004
----------------------------
Lawrence J. Schoenberg

/s/  JOHN M. TOUPS               Director                         March 15, 2004
----------------------------
John M. Toups


/s/ DANIEL R. YOUNG              Director                         March 15, 2004
----------------------------
Daniel R. Young