Form 10-Q
period 2004-03-31
GTSI CORP
filed 2004-05-10
CIK 850483

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                          Shares Outstanding at April 30, 2004
------------------------------------      --------------------------------------
 Common Stock, $0.005 par value                       8,571,837

================================================================================

                                              GTSI CORP. AND SUBSIDIARY

                        Quarterly Report on Form 10-Q for the Period Ended March 31, 2004
Table of Contents                                                                        Page
-----------------                                                                        ----
COVER PAGE..................................................................................1

TABLE OF CONTENTS...........................................................................2

PART I - FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS -

                  Consolidated Balance Sheets as of
                      March 31, 2004 (Unaudited) and December 31, 2003......................3

                  Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2004 and 2003 (Unaudited)................4

                  Consolidated Condensed Statements of Cash Flows for the
                      Three Months Ended March 31, 2004 and 2003 (Unaudited)................5

                  Notes to Unaudited Consolidated Condensed Financial Statements............6

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..................................10

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............17

       ITEM 4.    CONTROLS AND PROCEDURES..................................................17


PART II - OTHER INFORMATION................................................................17

       ITEM 1.    LEGAL PROCEDURES

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES.................................................................................18

                            GTSI CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                      March 31,   December 31,
                                                                        2004          2003
                                                                      ---------   ------------
                                                                     (Unaudited)   (Audited)
ASSETS
Current assets:
     Cash                                                             $  21,563    $     177
     Accounts receivable, net                                           126,282      180,270
     Lease receivables, current                                           2,790        1,718
     Merchandise inventories                                             57,053       55,987
     Other current assets                                                13,842       15,490
                                                                      ---------    ---------
                    Total current assets                                221,530      253,642
Property and equipment, net                                              11,868       10,670
Other assets                                                              2,063        4,449
                                                                      ---------    ---------
                    Total assets                                      $ 235,461    $ 268,761
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                           $      --    $  12,813
     Accounts payable                                                   133,299      152,435
     Accrued liabilities                                                 11,138       11,168
     Deferred revenue                                                     7,994        8,323
     Accrued warranty liabilities                                         4,495        4,555
                                                                      ---------    ---------
                    Total current liabilities                           156,926      189,294
Other liabilities                                                         1,415        1,522
                                                                      ---------    ---------
                    Total liabilities                                   158,341      190,816
                                                                      ---------    ---------
Commitments and contingencies
Stockholders' equity
     Preferred Stock -  $0.25 par value, 680,850 shares authorized;
       none issued or outstanding                                            --           --
     Common Stock - $0.005 par value 20,000,000 shares authorized;
       9,806,084 issued and 8,569,087 outstanding at March 31, 2004;
       and 20,000,000 shares authorized; 9,806,084 issued and
       8,505,045 outstanding at December 31, 2003                            49           49
     Capital in excess of par value                                      46,065       45,911
     Retained earnings                                                   38,750       40,131
     Treasury stock, 1,236,997 shares at March 31, 2004 and
       1,301,039 shares at December 31, 2003, at cost                    (7,744)      (8,146)
                                                                      ---------    ---------
                    Total stockholders' equity                           77,120       77,945
                                                                      ---------    ---------
                    Total liabilities and stockholders' equity        $ 235,461    $ 268,761
                                                                      =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                          2004           2003
                                                       ---------      ---------
Sales                                                  $ 178,623      $ 178,858

Cost of sales                                            160,541        162,784
                                                       ---------      ---------

Gross margin                                              18,082         16,074

Operating expenses                                        21,697         19,702
                                                       ---------      ---------

Loss from operations                                      (3,615)        (3,628)
                                                       ---------      ---------

          Interest and other income                        1,370            781
          Interest expense                                   (37)           (48)
                                                       ---------      ---------
Interest and other income, net                             1,333            733
                                                       ---------      ---------

Loss before income taxes                                  (2,282)        (2,895)

Income tax benefit                                          (901)        (1,132)
                                                       ---------      ---------
Net loss                                               $  (1,381)     $  (1,763)
                                                       =========      =========

Basic net loss per share                               $   (0.16)     $   (0.21)
                                                       =========      =========

Diluted net loss per share                             $   (0.16)     $   (0.21)
                                                       =========      =========

Basic weighted average shares outstanding                  8,556          8,564
                                                       =========      =========

Diluted weighted average shares outstanding                8,556          8,564
                                                       =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                            2004         2003
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (1,381)    $ (1,763)
Adjustments to reconcile net loss to net cash
provided by operating activities                            36,926       18,654
                                                          --------     --------
Net cash provided by operating activities                   35,545       16,891
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (1,901)      (2,242)
                                                          --------     --------
Net cash used in investing activities                       (1,901)      (2,242)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank notes, net                                (12,813)      (7,539)
Common stock repurchase                                         --       (1,773)
Proceeds from exercises of stock options                       555          307
                                                          --------     --------
Net cash used in financing activities                      (12,258)      (9,005)
                                                          --------     --------

Net increase in cash                                        21,386        5,644
Cash at beginning of period                                    177           32
                                                          --------     --------
Cash at end of period                                     $ 21,563     $  5,676
                                                          ========     ========

Supplemental disclosures of cash flow information:

          Cash paid during the three months for:
                    Interest                              $     21     $     82
                                                          ========     ========
                    Income taxes                          $  1,018     $     --
                                                          ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                            GTSI CORP. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of GTSI Corp. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. This report should be read in conjunction with the audited financial statements for the year ended December 31, 2003 and the accompanying Notes to the Financial Statements, contained in the Company's 2003 Annual Report on Form 10-K. In the opinion of Management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year, or future periods.

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN No.
46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003, which is the Company's first quarter of fiscal year 2004. The Company has adopted FIN No. 46 with no material impact on its condensed consolidated financial statements.

2.       Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Material intercompany transactions and balances have been eliminated.

3.       Sales of Lease Receivables

         The Company sells products to certain customers under sales-type lease arrangements. The Company accounts for its sales-type leases according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases," and accordingly, recognizes current and long-term lease receivables, net of unearned finance income on the accompanying balance sheets. The Company periodically sells lease receivables to various, unrelated financing companies. The Company accounts for its sales of lease receivables in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." In accordance with the criteria set forth in SFAS No. 140, lease receivables amounting to $13.7 million were sold during the quarter ended March 31, 2004. In the same quarter of the previous year, lease receivables amounting to $4.7 million were sold.

4.       Capitalized Software

         The Company is implementing an enterprise resource planning (ERP) system to replace its current fulfillment system. Implementation of the ERP system is designed to improve management information and gain operating efficiencies. As of March 31, 2004 the Company has approximately $5.8 million of costs capitalized related to this project, of which approximately $1.8 million was capitalized in the three month period ended March 31, 2004.

5.       Notes Payable to Banks

         The Company has a $125 million credit facility with a group of banks (the Credit Facility). The Credit Facility, which matures on February 28,
2005, includes a revolving line of credit (the Revolver) and a provision for inventory financing of vendor products (the Wholesale Financing Facility). Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company's assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of the inventory. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carries an interest rate indexed to LIBOR plus
1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios. At March 31, 2004, the Company was in compliance with all financial covenants set forth in the Credit Facility and had additional available credit on the Credit Facility of $70.3 million.

6.       Accrued Warranty Liabilities

         The Company offers warranties on sales under certain products specific to the terms of the customer agreements. Standard warranties require repair or replacement of defective products reported during the warranty period at no cost to the customer. The Company records an estimate for warranty expenses based on its actual historical return rates and repair costs at the time of sale.

Accrued warranty liability as of December 31, 2003          $ 4,555

Warranty activity from January 1, 2004 to March 31, 2004:

     Charges made against the warranty                         (538)
     Accruals related to warranty                               478
                                                            -------
Net change to accrued warranty liability during period          (60)
                                                            -------

Accrued warranty as of March 31, 2004                       $ 4,495
                                                            =======

7.       Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share:

                                                             Three months ended
                                                                  March 31,
                                                              2004        2003
                                                             -------    -------
Basic loss per share:
    Net loss (numerator)                                     ($1,381)   ($1,763)

    Weighted average shares outstanding (denominator)          8,556      8,564
                                                             -------    -------

     Basic loss per share                                    ($ 0.16)   ($ 0.21)
                                                             =======    =======

Diluted loss per share:
    Net loss (numerator)                                     ($1,381)   ($1,763)

Denominator:
    Weighted average shares outstanding                        8,556      8,564
     Effect of dilutive securities:
     Employee stock options                                     *N/A       *N/A
                                                             -------    -------
     Denominator for dilutive loss per share                   8,556      8,564
                                                             -------    -------

     Dilutive loss per share                                 ($ 0.16)   ($ 0.21)
                                                             =======    =======

* At March 31 2004 and 2003 there were approximately 924,000 and 803,000 shares, respectively, of potentially dilutive options that are not included because the net losses for the quarters makes their impact anti-dilutive.

8.       Stock Option Accounting

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

         Had compensation costs for the Company's stock options been determined based on SFAS No. 123 "Accounting for Stock Based Compensation" using an accepted fair valuation method, the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):


                                                    Three Months Ended March 31,
                                                        2004           2003
                                                      -------      ---------

Net loss - as reported                                ($1,381)     ($  1,763)

Add: Total stock-based employee compensation
expense as reported under intrinsic value
method (APB No. 25) for all awards, net of
related tax effects                                        --             --

Deduct: Total stock-based employee
compensation expense determined under fair
value based method (SFAS No. 123) for all
awards, net of related tax effects                       (830)          (410)

                                                      -------      ---------
Net loss - pro forma                                  ($2,211)     ($  2,173)
                                                      =======      =========
Net loss per share - as reported (basic)               ($0.16)        ($0.21)
                                                      =======      =========
Net loss per share - as reported (diluted)             ($0.16)        ($0.21)
                                                      =======      =========
Net loss per share - pro forma (basic)                 ($0.26)        ($0.25)
                                                      =======      =========
Net loss per share - pro forma (diluted)               ($0.26)        ($0.25)
                                                      =======      =========

9.       Commitments and Contingencies

         The Company is occasionally a defendant in litigation incidental to its business. The Company believes that none of such litigation currently pending against it, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

         In November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to the termination of a former subcontractor. This suit follows the Company's earlier lawsuit against the former subcontractor. Management believes these claims are without merit and intends to vigorously defend this lawsuit, but the ultimate outcome of this matter is uncertain. Management is unable to estimate the amount GTSI may have to pay related to this matter. No amounts have been accrued as of March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the Company's consolidated financial statements and notes thereto incorporated into its Annual Report on Form 10-K for the year ended December 31, 2003. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

First Quarter 2004 Overview

         Historically, the Company has experienced net losses in the first quarter of the year due to the buying pattern of the Government. For the first quarter of 2004, the Company experienced a year over year improvement to its net loss despite a minimal change in revenues in the period. The Company saw an increase in bookings for the quarter driven by a strong month of March. Backlog as of March 31, 2004 increased to $98.0 million from $72.2 million as of March 31, 2003. Gross margin increased $2.0 million to $18.1 million due primarily to higher vendor volume incentive payments. The Company continues to focus its sales efforts on vendors that are offering these volume incentive programs and its sales force is given incentives to sell these vendors products. Operating expenses for the period also increased by $2.0 million. During the quarter the Company incurred costs related to three major initiatives. First, the Company introduced its new branding campaign, "I Rely on GTSI". The Company also incurred expenses related to its efforts to comply with the requirements set forth by Section 404 of the Sarbanes-Oxley Act (SOX 404). Finally, the Company continued to invest in its implementation of enterprise resource planning (ERP) system to replace its current fulfillment system. Offsetting the increase in operating expenses, the Company's interest and other income increased by $0.6 million to $1.4 million due to an increase in lease interest income from the sale of leases of equipment to government customers.

Company Overview

         GTSI is a recognized information technology (IT) solutions leader, providing products and services to federal, state, and local government customers worldwide. For over two decades GTSI has served the public sector by teaming up with global IT leaders such as HP, Panasonic, Microsoft, Sun and Cisco. GTSI seeks to deliver maximum value through its broad range of products, extensive contract portfolio, and ISO 9002-registered logistics. Through its Technology Teams, GTSI delivers "best of breed" products and services to help its customers realize strong value for their IT investments. The Technology Teams consist of technical experts who support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless solutions, high availability storage and information assurance. GTSI continues to broaden its leadership in electronic commerce and procurement through its federally focused website, gtsi.com that provides customized shopping zones to meet customers' personalized needs. GTSI is headquartered in Northern Virginia, outside of Washington, D.C.

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

         A substantial portion of the Company's contracts is fixed-price and indefinite delivery/ indefinite quantity ("IDIQ"). The uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, which may result from such contracts.

         GTSI qualified as a "small business" under several of the GWACs and BPAs it holds based upon GTSI's size status at the time of the contracts' original award. As a small business, GTSI enjoys a number of benefits, including being able to compete for small business set-aside contracts, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering Government agencies an avenue to meet their internal small business purchase goals.

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

                                                            Percentage of Sales
                                                            Three months ended
                                                                 March 31,
                                                            2004          2003
                                                           ------        ------

Sales                                                       100.0%        100.0%
Cost of sales                                                89.9          91.0
                                                           ------        ------
Gross margin                                                 10.1           9.0
                                                           ------        ------
Operating expenses:
       Selling, general, and administrative                  11.7          10.6
       Depreciation and amortization                          0.4           0.4
                                                           ------        ------
Total operating expenses                                     12.1          11.0
                                                           ------        ------
Loss from operations                                         (2.0)         (2.0)
Interest and other income, net                                0.7           0.4
                                                           ------        ------
Loss before taxes                                            (1.3)         (1.6)
Income tax benefit                                           (0.5)         (0.6)
                                                           ------        ------
Net loss                                                     (0.8)         (1.0)
                                                           ======        ======

         The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

Contract Vehicles                            Three months ended March 31,
(Dollars in thousands)                        2004                    2003
                                       -----------------       -----------------
GSA Schedules                          $ 42,208    23.7%       $ 51,864    29.0%
IDIQ Contracts                           72,926    40.8%         78,927    44.1%
Open Market                              35,937    20.1%         26,948    15.1%
Subcontracts and Other Contracts         27,552    15.4%         21,119    11.8%
                                       --------   -----        --------   -----
  Total                                $178,623   100.0%       $178,858   100.0%
                                       ========   =====        ========   =====

Top 5 Vendors                                 Three months ended March 31,
(Dollars in thousands)                         2004                   2003
                                       -----------------       -----------------

Panasonic                              $ 34,402    19.3%       $ 34,833    19.5%
HP                                       18,805    10.5%         31,027    17.3%
Cisco                                    23,119    12.9%         20,440    11.4%
Sun                                      20,354    11.4%         19,675    11.0%
Dell                                     12,069     6.8%          9,854     5.6%
Other                                    69,874    39.1%         63,029    35.2%
                                       --------   -----        --------   -----
Total                                  $178,623   100.0%       $178,858   100.0%
                                       ========   =====        ========   =====

Product Category                              Three months ended March 31,
(Dollars in thousands)                        2004                   2003
                                       -----------------       -----------------

Hardware                               $139,911    78.3%       $128,929    72.1%

Software                                 19,818    11.1%         28,995    16.2%

Services*                                18,894    10.6%         20,934    11.7%
                                       --------   -----        --------   -----
  Total                                $178,623   100.0%       $178,858   100.0%
                                       ========   =====        ========   =====

* For the three months ended March 31, 2004 and 2003, services include approximately $17.8 million and $16.4 million of resold, third-party services and maintenance contracts, respectively. Services also include approximately $1.1 million and $4.5 million of consulting and other services that we provided either through our own business resources or through our alliance partners for the three months ended March 31, 2004 and 2003, respectively.

Three Months Ended March 31, 2004 Compared
With the Three Months Ended March 31, 2003

         Sales. Sales consist of revenues from product shipments and services rendered net of allowances for customer returns and credits. Revenues for the first quarter of 2004 were relatively flat at $178.6 million, compared to $178.9 million in the first quarter of 2003. Open market sales are up $9.0 million or 33.4% for the quarter due in part to the increase in other vendors. The Company continues to have new vendors come to GTSI for its expertise with government procurement. In some cases, these new vendors will flow through as an open market sale until programs teams have had time to determine which contracts, if any, the vendor's product line best fits. Subcontracts and Other Contracts sales increased $6.4 million or 30.0% due to increased volume of sales with prime contractors and increased sales to state and local customers under the US Communities Contract. The Company created a new Integrator Solution Group during 2003 that is focused on creating relationships with large system integrators within the Government and private sectors. GSA schedules sales are down $9.7 million or 18.6% due to the expedition of two major Blanket Purchase Agreements ("BPAs"). Sales on IDIQ contracts are down $6.0 million or 7.6% for the quarter.

         Backlog. The Company recognizes an order in its backlog at the time it receives and accepts a written customer purchase order. The Company's Total Backlog includes orders that have not shipped ("Unshipped Backlog") as well as orders that have shipped but not delivered at the period end. Total Backlog at March 31, 2004 was approximately $98.0 million compared to $72.2 million at March 31, 2003. Unshipped Backlog at March 31, 2004 was approximately $87.9 million compared to $65.1 million at March 31, 2003. Backlogs fluctuate significantly from quarter to quarter because of the seasonality of Government ordering patterns and fluctuations in inventory availability of various products.

         Gross Margin. Gross margin is sales less cost of goods sold, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin for the first quarter 2004 increased $2.0 million to $18.1 million compared to $16.1 million in the same quarter of 2003. The increase is primarily due to higher vendor volume incentive payments. The Company continues to focus its sales efforts to vendors that are offering these volume incentive programs and its sales force is given incentives to sell these vendors products. Gross margin as a percentage of total sales in the first quarter of 2004 increased to 10.1% of total sales from 9.0% of total sales in the same quarter of 2003. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicles and the mix of product sold.

         Operating Expenses. Total operating expenses for the three months ended March 31, 2004 increased $2.0 million to $21.7 million from the same period in 2003. Expressed as a percentage of total sales, total operating expenses increased to 12.1% from 11.0% in the same quarter last year. The increase in operating expense was partially driven by increased outside services expenses related to our SOX 404 efforts, our new ERP system implementation, and our "I Rely on GTSI" marketing campaign.

         Interest and Other Income, Net. Net interest and other income in the first quarter of 2004 increased to $1.3 million compared to $0.7 million in the same period in 2003 due primarily to an increase in interest income from equipment leases offset by a decrease in prompt payment discounts from vendors. The Company continues to take advantage of prompt payment discounts when offered by vendors. However, due to lower interest rates, the Company's vendors have reduced their prompt payment programs.

         Income Tax. The Company recorded a tax benefit of $0.9 million for the first quarter of 2004 based on the effective rate of approximately 39.5% compared to a tax benefit of $1.1 million in the same period last year.

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

New Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003, which is the Company's first quarter of fiscal year 2004. The Company has adopted of FIN No. 46 with no material impact on its condensed consolidated financial statements.

Liquidity and Capital Resources

         During the first three months of 2004, the Company's operating activities provided $35.5 million of cash flow, compared to the $16.9 million of cash flow provided during the same period in 2003. In the first quarter of the year the Company's cash flow benefits from the change in the Company's revenue seasonality. The main increase in operating cash flow was due to the increased collections of accounts receivables during the first quarter.

         Investing activities used cash of approximately $1.9 million during the three months ended March 31, 2004, compared to $2.2 million for the same period in 2003 reflecting the Company's investment in software for a new fulfillment system, intended to improve efficiency throughout the Company. As of March 31, 2004, the Company has capitalized approximately $5.8 million under this project. The Company will continue to invest in this project throughout 2004.

         During the three months ended March 31, 2004, the Company's financing activities used cash of approximately $12.3 million primarily to repay borrowings under the Company's Credit Facilities.

         The Company has a $125 million credit facility with a group of banks (the "Credit Facility"). The Credit Facility, which matures on February 28, 2005, includes a revolving line of credit (the "Revolver") and a provision for inventory financing of vendor products (the "Wholesale Financing Facility"). Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company's assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of the inventory. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carries an interest rate indexed to LIBOR plus
1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios. At March 31, 2004, the Company was in compliance with all financial covenants set forth in the Credit Facility and had additional available credit on the Credit Facility of $70.3 million.

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

Sarbanes-Oxley Section 404

         The Company is working to comply with the requirements set of Section 404 of the Sarbanes-Oxley Act. Under SOX 404, the Company is required to attest to the effectiveness of its internal controls as of December 31, 2004. At this time it is not clear as to the total cost the Company will incur as a result of this compliance effort. During the first quarter of 2004, the Company expensed approximately $0.1 million on this effort and expects cost to increase during the second and subsequent quarters.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         Except for historical information, all of the statements, expectations, beliefs, anticipations, intentions, and assumptions contained in the foregoing material are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended) that involve a number of risks and uncertainties. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Private Securities Reform Act of 1995, as amended, and by other applicable securities laws. It is possible that the assumptions made by management -- including, but not limited to, those relating to the cost of and compliance with Sarbanes-Oxley Section 404, favorable gross margins, a favorable mix of contracts, benefits of a more efficient operation, future contract awards, returns on new product programs, profitability, recovery of the costs of inventory, and increased control of operating costs -- may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to revise publicly the forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on the Form 10-Q and Annual Report on Form 10-K to be filed by the Company subsequent to this Quarterly Report on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had a $125.0 million credit facility indexed at LIBOR plus
1.75 percentage points as of March 31, 2004. This variable rate credit facility subjects the Company to potential borrowing costs exposure resulting from changes in interest rates. In recent years, the Company has not borrowed such significant amounts that any movement in interest rates has had a material effect on its earnings or cash flows. Accordingly, at current borrowing levels, the Company does not believe that any move in interest rates would have such an effect. If the Company were to increase borrowings under its Credit Facility significantly, then future interest rate changes could potentially have such a material impact on earnings.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

         As of the end of the 90 day period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that that Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         (b) Changes in internal controls

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEDURES

         In November 2003, GTSI was servied with a $25 million lawsuit, with treble damages, related to the termination of a former subcontractor. This suit follows the Company's earlier lawsuit against the former subcontractor. Management believes those claims are without merit and intends to vigorously defend this lawsuit, but the ultimate outcome of this matter is uncertain. Management is unable to estimate the amount GTSI may have to pay related to this matter. No amounts have been accrued as of March 31, 2004.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         31.1     Section 302 Certification of Chief Executive Officer

         31.2     Section 302 Certification of Chief Financial Officer

         32 Section 906 Certificatino of Chief Executive Officer and Chief Financial Officer

         (b)      Reports on Form 8-K:

                  On February 17, 2004, GTSI filed a report on Form 8-K under
                  Item 12 relating to its press release of financial information for the three and twelve-month periods ending December 31, 2003, and monthly sales information."

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      Date: May 10, 2004

                      GTSI Corp.



                      By:   /s/ DENDY YOUNG
                          ------------------------------------------------------
                            Dendy Young
                            Chairman and Chief Executive Officer



                      By:   /s/ THOMAS A. MUTRYN
                          ------------------------------------------------------
                            Thomas A. Mutryn
                            Senior Vice President and Chief Financial Officer