Form 10-Q
period 2004-06-30
GTSI CORP
filed 2004-08-09
CIK 850483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number:     0-19394



                                   GTSI CORP.
             (Exact name of registrant as specified in its charter)



                  Delaware                                   54-1248422
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)


3901 Stonecroft Boulevard, Chantilly, VA                            20151-1010
(Address of principal executive offices)                            (Zip Code)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                       Shares Outstanding at July 31, 2004
   ------------------------------         -----------------------------------
   Common Stock, $0.005 par value                      8,637,935

                            GTSI CORP. AND SUBSIDIARY
                  Form 10-Q for the Quarter Ended June 30, 2004


                                      INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS -
                  Consolidated Condensed Balance Sheets as of
                      June 30, 2004 (Unaudited) and December 31, 2003..............................................1

                  Consolidated Condensed Statements of Operations for the Three and
                      Six Months Ended June 30, 2004 and 2003 (Unaudited)..........................................2

                  Consolidated Condensed Statements of Cash Flows for the
                      Six Months Ended June 30, 2004 and 2003 (Unaudited)..........................................3

                  Notes to Consolidated Condensed Financial Statements (Unaudited).................................4

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..........................................................8

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................15

       ITEM 4.    CONTROLS AND PROCEDURES.........................................................................16


PART II - OTHER INFORMATION

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................17

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................................18


SIGNATURES........................................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            GTSI CORP. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                June 30,      December 31,
                                                                                  2004            2003
                                                                               (Unaudited)      (Audited)
                                                                              ------------    ------------
ASSETS
Current assets:
     Cash                                                                     $     27,847    $        177
     Accounts receivable, net                                                      140,117         181,988
     Merchandise inventories                                                        86,891          55,987
     Other current assets                                                           13,068          15,490
                                                                              ------------    ------------
                    Total current assets                                           267,923         253,642
Property and equipment, net                                                         13,053          10,670
Other assets                                                                         2,196           4,449
                                                                              ------------    ------------
                    Total assets                                              $    283,172    $    268,761
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                   $         --    $     12,813
     Accounts payable                                                              186,619         152,435
     Accrued liabilities                                                            10,933          11,168
     Deferred revenue                                                                3,649           8,323
     Accrued warranty liabilities                                                    4,186           4,555
                                                                              ------------    ------------
                    Total current liabilities                                      205,387         189,294
Other liabilities                                                                    1,250           1,522
                                                                              ------------    ------------
                    Total liabilities                                              206,637         190,816
                                                                              ------------    ------------
Commitments and contingencies
Stockholders' equity
     Preferred Stock -  $0.25 par value, 680,850 shares authorized;
        none issued or outstanding                                                      --              --
     Common Stock - $0.005 par value 20,000,000 shares authorized;
        9,806,084 issued and 8,619,935 outstanding at June 30, 2004;
        and 9,806,084 issued and 8,505,045 outstanding at December 31, 2003             49              49
     Capital in excess of par value                                                 46,716          45,911
     Retained earnings                                                              37,196          40,131
     Treasury stock, 1,186,149 shares at June 30, 2004 and
        1,301,039 shares at December 31, 2003, at cost                              (7,426)         (8,146)
                                                                              ------------    ------------
                    Total stockholders' equity                                      76,535          77,945
                                                                              ------------    ------------
                    Total liabilities and stockholders' equity                $    283,172    $    268,761
                                                                              ============    ============


The accompanying notes are an integral part of these financial statements.

                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited
                      (In thousands, except per share data)

                                                 Three months ended          Six months ended
                                                      June 30,                    June 30,
                                              ------------------------    ------------------------
                                                 2004          2003          2004          2003
                                              ----------    ----------    ----------    ----------
Sales                                         $  238,990    $  189,737    $  417,612    $  368,595


Cost of sales                                    217,453       166,981       377,994       329,764
                                              ----------    ----------    ----------    ----------


Gross margin                                      21,537        22,756        39,618        38,831


Operating expenses                                24,622        21,613        46,319        41,315
                                              ----------    ----------    ----------    ----------


(Loss) income from operations                     (3,085)        1,143        (6,701)       (2,484)
                                              ----------    ----------    ----------    ----------


          Interest and other income                  541           814         1,911         1,594

          Interest expense                           (22)          (70)          (60)         (118)
                                              ----------    ----------    ----------    ----------

Interest and other income, net                       519           744         1,851         1,476
                                              ----------    ----------    ----------    ----------


(Loss) income before income taxes                 (2,566)        1,887        (4,850)       (1,008)


Income tax (benefit) provision                    (1,013)          738        (1,915)         (394)
                                              ----------    ----------    ----------    ----------
Net (loss) income                             $   (1,553)   $    1,149    $   (2,935)   $     (614)
                                              ==========    ==========    ==========    ==========

Basic net (loss) income per share             $    (0.18)   $     0.14    $    (0.34)   $    (0.07)
                                              ==========    ==========    ==========    ==========
Diluted net (loss) income per share           $    (0.18)   $     0.13    $    (0.34)   $    (0.07)
                                              ==========    ==========    ==========    ==========


Basic weighted average shares outstanding          8,573         8,258         8,564         8,410
                                              ==========    ==========    ==========    ==========
Diluted weighted average shares outstanding        8,573         8,907         8,564         8,410
                                              ==========    ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                            GTSI CORP. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)


                                                         Six months ended
                                                             June 30,
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (2,935)   $     (614)
Adjustments to reconcile net loss to net cash
provided by operating activities                         46,216        16,146
                                                     ----------    ----------
Net cash provided by operating activities                43,281        15,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of property and equipment                           (3,843)       (4,831)
                                                     ----------    ----------
Net cash used in investing activities                    (3,843)       (4,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank notes, net                             (12,813)       (7,539)

Payments to acquire treasury stock                           --        (3,969)
Proceeds from exercises of stock options                    615           338
Proceeds from Employee Stock Purchase Plan                  430           489
                                                     ----------    ----------
Net cash used in financing activities                   (11,768)      (10,681)
                                                     ----------    ----------

NET INCREASE IN CASH                                     27,670            20
CASH AT BEGINNING OF PERIOD                                 177            32
                                                     ----------    ----------
CASH AT END OF PERIOD                                $   27,847    $       52
                                                     ==========    ==========

Supplemental disclosures of cash flow information:
          Cash paid during the period for:
                    Interest                         $       38    $      151
                                                     ==========    ==========
                    Income taxes                     $    1,018    $       25
                                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

                            GTSI CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation

         The accompanying unaudited interim consolidated condensed financial statements of GTSI Corp. ("GTSI" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2003 included in GTSI's Annual Report on Form 10-K. The consolidated financial statements include the accounts of GTSI and its wholly owned subsidiary. Material intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of interim period results have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year, or future periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 applies to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003, which was the Company's first quarter of fiscal year 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

2.   Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation cost for stock options granted to employees was reflected in net income, as all options granted had an exercise price equal to the fair market value of the Company's common stock on the date of the grant. The following table illustrates, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" the effect on net (loss) income and
(loss) earnings per share if compensation costs for the Company's stock options had been determined based on the fair value method consistent with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (in thousands, except per share amounts):

                                                              Three months ended           Six months ended
                                                                   June 30,                    June 30,
                                                           ------------------------    ------------------------
                                                              2004          2003          2004          2003
                                                           ----------    ----------    ----------    ----------
Net (loss) income - as reported                            $   (1,553)   $    1,149    $   (2,935)   $     (614)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                       (307)         (348)       (1,137)         (758)
                                                           ----------    ----------    ----------    ----------
Net (loss) income - pro forma                              $   (1,860)   $      801    $   (4,072)   $   (1,372)
                                                           ==========    ==========    ==========    ==========
Net (loss) income per share - as reported (basic)          $    (0.18)   $     0.14    $    (0.34)   $    (0.07)
Net (loss) income per share - as reported (diluted)        $    (0.18)   $     0.13    $    (0.34)   $    (0.07)
Net (loss) income per share - pro forma (basic)            $    (0.22)   $     0.10    $    (0.48)   $    (0.16)
Net (loss) income per share - pro forma (diluted)          $    (0.22)   $     0.09    $    (0.48)   $    (0.16)

         On March 18, 2004, the members of the Company's Board of Directors formally waived the right granted to them by the May 14, 2003 stockholder approval of extending the exercise price for certain options granted to its non-employee directors following cessation from the Company. Therefore, there is no longer any potential compensation expense impact related to the stock option extensions.

         During the quarter ended June 30, 2004, the company recorded a charge of approximately $480,000 ($290,000, net of taxes) for stock-based compensation to non-employees based on the fair value method.


3.   Capitalized Software

         The Company is implementing an enterprise resource planning ("ERP") system to replace its current fulfillment system. Implementation of the ERP system is designed to improve management information and gain operating efficiencies. As of June 30, 2004, the Company has approximately $7.0 million of costs capitalized related to this project, reported as property and equipment, net, of which approximately $1.2 million and $3.0 million were capitalized in the three and six month periods ended June 30, 2004, respectively.

4.   Notes Payable to Banks

         The Company has a $125 million credit facility with a group of banks ("Credit Facility"). The Credit Facility, which matures on February 28, 2005, includes a revolving line of credit ("Revolver") and a provision for inventory financing of vendor products ("Wholesale Financing Facility"). Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company's assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of the inventory. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carries an interest rate indexed to LIBOR plus 1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios. At June 30, 2004, the Company was in compliance with all financial covenants set forth in the Credit Facility and had available credit of $37.3 million.


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

Accrued warranty liability as of December 31, 2003                    $   4,555

Warranty activity from January 1, 2004 to June 30, 2004:

     Charges made against the warranty                                   (1,211)
     Accruals related to warranty                                           842
                                                                      ---------
Net change to accrued warranty liability during period                     (369)
                                                                      ---------

Accrued warranty as of June 30, 2004                                  $   4,186
                                                                      =========

6.       Earnings Per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. The following table sets forth the computations for basic and dilutive earnings per share:

                                                          Three months ended         Six months ended
                                                               June 30,                   June 30,
                                                       ------------------------   ------------------------
                                                          2004          2003         2004          2003
                                                       ----------    ----------   ----------    ----------
Basic earnings per share:
    Numerator: Net (loss) income                       $   (1,553)   $    1,149   $   (2,935)   $     (614)
    Denominator: Weighted average shares outstanding        8,573         8,258        8,564         8,410
                                                       ----------    ----------   ----------    ----------
     Basic (loss) earnings per share                   $    (0.18)   $     0.14   $    (0.34)   $    (0.07)
                                                       ==========    ==========   ==========    ==========

Diluted earnings per share:
    Numerator: Net (loss) income                       $   (1,553)   $    1,149   $   (2,935)   $     (614)
    Weighted average shares and equivalents:
       Weighted average shares outstanding                  8,573         8,258        8,564         8,410
        Effect of dilutive securities:
             Employee stock options                          N/A*           649         N/A*          N/A*
                                                       ----------    ----------   ----------    ----------
     Denominator: Weighted average shares and
 equivalents                                                8,573         8,907        8,564         8,410
                                                       ----------    ----------   ----------    ----------
     Dilutive (loss) earnings per share                $    (0.18)   $     0.13   $    (0.34)   $    (0.07)
                                                       ==========    ==========   ==========    ==========

* For the three month period ended June 30, 2004 there were approximately 774,000 shares and for the six month periods ended June 30, 2004 and 2003, there were approximately 855,000 and 730,000 shares, respectively, of potentially dilutive options that are not included because the net losses for the periods make their impact anti-dilutive.


7.       Commitments and Contingencies

         The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

         In November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to the termination of a former subcontractor. This suit follows the Company's earlier lawsuit against the former subcontractor. Management continues to believe the claim is without merit and intends to vigorously defend this lawsuit, but the ultimate outcome of this matter is uncertain. Management is unable to estimate the amount GTSI may have to pay, if any, related to this matter. No amounts have been accrued as of June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited consolidated condensed financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q, as well as with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2003. We use the terms "GTSI,", "we," "our," and "us" to refer to GTSI Corp. and its subsidiary. Historical results and percentage relationships among any amounts in the interim consolidated condensed financial statements are not necessarily indicative of trends in operating results for any future period.

First Half 2004 Overview

         For the first half of 2004, we experienced a year over year increase in sales of $49.0 million. Despite this increase, we recorded a net loss for the six months ended June 30, 2004 due to declines in gross margins as a percentage of sales. We believe the decrease was largely caused by internal processes and have begun implementing corrective actions to resolve the margin erosion issue. We saw an increase in bookings during the first half of 2004 and an increase in backlog of $48.8 million to $155.0 million as of June 30, 2004. Operating expenses for the period also increased. The $5.0 million increase was directly related to our activities to comply with the Sarbanes-Oxley Act of 2002 Section 404 ("SOX 404") requirements, our new branding campaign, "I Rely on GTSI", increases in employee-related expenses and our continued investment in the implementation of our enterprise resource planning ("ERP") system to replace our current fulfillment system.

Company Overview

         GTSI is a recognized IT solutions leader, providing products and services to federal, state, and local government customers worldwide. For over two decades GTSI has served the public sector by teaming up with global IT leaders such as HP, Panasonic, Microsoft, Sun and Cisco. GTSI seeks to deliver maximum value through its broad range of products, extensive contract portfolio, and ISO 9002-registered logistics. Through its Technology Teams, GTSI delivers "best of breed" products and services to help its customers realize strong value for their IT investments. The Technology Teams consist of technical experts who support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless solutions, high availability storage and information assurance. GTSI continues to broaden its leadership in electronic commerce and procurement through its federally focused website, gtsi.com, that provides customized shopping zones to meet customers' personalized needs. GTSI is headquartered in Northern Virginia, outside of Washington, D.C.

         Federal Government IT spending has grown at a 14% compounded annual rate since 2000, and we believe that government IT spending will continue to be robust in the foreseeable future. Our revenue has grown at a 11% compounded annual rate since 2000. Changes in sales throughout our history have been attributable to increased or decreased unit sales, expansion of our product offerings (e.g., peripherals, personal computers and networking, Unix servers/workstation and internet products), the addition/removal of vendors, and the addition or expiration of sales contract vehicles.

         A substantial portion of our contracts are fixed-price and indefinite delivery/ indefinite quantity ("IDIQ"). The uncertainties related to future contract performance costs, product life cycles, quantities to be shipped and delivery dates, among other factors, make it difficult to predict the future sales and profits, if any, which may result from such contracts.

         GTSI qualified as a "small business" under several of the GWACs and BPAs it holds based on GTSI's size status at the time of the contracts' original award. As a small business, GTSI enjoys a number of benefits, including being able to compete for small business set-aside contracts, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering Government agencies an avenue to meet their internal small business purchase goals.

         A company's size status under a contract is based on the North American Industry Classification System ("NAICS") Code referenced in the subject contract's solicitation. Dependent on the NAICS Code referenced in a solicitation, GTSI may or may not qualify as a small business for new contract awards. Under a Federal Acquisition Regulation ("FAR") Deviation issued by GSA on October 10, 2002, GTSI will be required to recertify its size status on its GSA Schedule Contract no later than 2007. At such time, GTSI may not qualify as a small business for new contract awards under the GSA Schedule. In addition, new legislation or regulations may require GTSI to recertify its size status on its GSA Schedule sooner than 2007. GTSI cannot predict whether it would continue to qualify as a small business at the time of recertification. To mitigate any potential adverse impact, GTSI has developed strategic relationships with small minority-owned businesses that benefit from the small business benefits described above. GTSI acts as both a supplier and prime contractor to these small minority-owned businesses.

         Legislation is periodically introduced in Congress that may change the federal government's procurement practices, and agencies from time to time may issue new regulations or modify existing regulations that may also change the government's procurement practices. We cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, the impact on our operating results. Changes in the structure, composition and/or buying patterns of the Government, either alone or in combination with competitive conditions or other factors, could adversely affect our future results.

         Noncompliance with Government procurement regulations or contract provisions or protest of a GTSI awarded contract could result in termination of Government contracts, substantial monetary fines or damages, suspension or debarment from doing business with the Government and civil or criminal liability. During the term of any suspension or debarment by any Government agency, the contractor could be prohibited from competing for or being awarded any contract by any Government agency. In addition, substantially all of our Government contracts can be terminated at any time at the Government's convenience or upon default. Upon termination of a Government contract for default, the Government may also seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The effect of any of these possible Government actions or the adoption of new or modified procurement regulations or practices could adversely affect GTSI.

         Our business strategy is to continue to focus on higher-end product-based solutions, to broaden our product offering, and to remain a low-cost, and high-reliability provider of commodity products. We also focus on bringing new technologies to government customers.


Critical Accounting Estimates

         Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, allowance for doubtful accounts, merchandise inventories, long-lived assets, warranties, and stock compensation. For more information on critical accounting estimates, see the MD&A included in our Form 10-K for the year ended December 31, 2003. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

         During the six months ended June 30, 2004, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.


 Historical Results of Operations

         The following table illustrates the unaudited percentage of sales represented by items in our consolidated condensed statements of operations for the periods presented.

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 2004           2003           2004           2003
                                              ----------     ----------     ----------     ----------
Sales                                              100.0%         100.0%         100.0%         100.0%
Cost of sales                                       91.0           88.0           90.5           89.5
                                              ----------     ----------     ----------     ----------
Gross margin                                         9.0           12.0            9.5           10.5
Operating expenses:
       Selling, general, and administrative         10.0           11.0           10.8           10.8
       Depreciation and amortization                 0.3            0.4            0.3            0.4
                                              ----------     ----------     ----------     ----------
Total operating expenses                            10.3           11.4           11.1           11.2
                                              ----------     ----------     ----------     ----------

(Loss) income from operations                       (1.3)           0.6           (1.6)          (0.7)
Interest income, net                                (0.2)          (0.4)          (0.4)          (0.4)
                                              ----------     ----------     ----------     ----------
(Loss) income before taxes                          (1.1)           1.0           (1.2)          (0.3)
Income tax (benefit) provision                      (0.4)           0.4           (0.5)          (0.1)
                                              ----------     ----------     ----------     ----------
Net (loss) income                                   (0.7)%          0.6%          (0.7)%         (0.2)%
                                              ==========     ==========     ==========     ==========

         The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor (in millions), along with related percentages of total sales.

Contract Vehicles              Three months ended June 30,                    Six months ended June 30,
                       ------------------------------------------    ------------------------------------------
                               2004                   2003                   2004                   2003
                       -------------------    -------------------    -------------------    -------------------
GSA Schedules          $   54.8       22.9%   $   53.9       28.4%   $   97.0       23.2%   $  105.8       28.7%
IDIQ Contracts             93.1       39.0        83.3       43.9       166.0       39.8       162.2       44.0
Open Market                59.8       25.0        28.5       15.0        95.7       22.9        55.5       15.1
Subcontracts and
     Other Contracts       31.3       13.1        24.0       12.7        58.9       14.1        45.1       12.2
                       --------   --------    --------   --------    --------   --------    --------   --------
  Total                $  239.0      100.0%   $  189.7      100.0%   $  417.6      100.0%   $  368.6      100.0%
                       ========   ========    ========   ========    ========   ========    ========   ========


Top 5 Vendors            Three months ended June 30,                    Six months ended June 30,
                 ------------------------------------------    ------------------------------------------
                         2004                   2003                   2004                   2003
                 -------------------    -------------------    -------------------    -------------------
Panasonic        $   36.2       15.1%   $   33.6       17.7%   $   70.6       16.9%   $   68.4       18.6%

Sun                  37.4       15.6        34.8       18.4        57.8       13.9        54.5       14.8

HP                   31.5       13.2        28.6       15.1        49.6       11.9        60.9       16.5

Cisco                20.8        8.7        18.1        9.5        43.9       10.5        38.5       10.4

Dell                 17.1        7.2         8.7        4.6        27.3        6.5        18.5        5.0

Other                96.0       40.2        65.9       34.7       168.4       40.3       127.8       34.7
                 --------   --------    --------   --------    --------   --------    --------   --------
Total            $  239.0      100.0%   $  189.7      100.0%   $  417.6      100.0%   $  368.6      100.0%
                 ========   ========    ========   ========    ========   ========    ========   ========


                              Three months ended June 30,                    Six months ended June 30,
                      ------------------------------------------    ------------------------------------------
Product Category              2004                   2003                   2004                   2003
                      -------------------    -------------------    -------------------    -------------------
Hardware              $  186.8       78.2%   $  112.8       59.5%   $  326.7       78.2%   $  241.8       65.6%

Software                  26.5       11.1        54.8       28.9        46.3       11.1        83.8       22.7

Services*                 25.7       10.7        22.1       11.6        44.6       10.7        43.0       11.7
                      --------   --------    --------   --------    --------   --------    --------   --------
  Total               $  239.0      100.0%   $  189.7      100.0%   $  417.6      100.0%   $  368.6      100.0%
                      ========   ========    ========   ========    ========   ========    ========   ========

* For the three months ended June 30, 2004 and 2003, services included approximately $18.9 million and $19.0 million of resold, third-party services and maintenance contracts, respectively. Services also include approximately $6.8 million and $3.1 million of consulting and other services for the three months ended June 30, 2004 and 2003, respectively, that we provided either through our own business resources or through our alliance partners. For the six months ended June 30, 2004 and 2003, services included approximately $36.7 million and $35.4 million of resold, third-party services and maintenance contracts, respectively. Services also include approximately $7.9 million and $7.6 million of consulting and other services for the six months ended June 30, 2004 and 2003, respectively, that we provided either through our own business resources or through our alliance partners.

Three Months Ended June 30, 2004 Compared With the Three Months Ended June 30, 2003

         Sales. Sales consist of revenue from product shipments and services rendered net of allowances for customer returns and credits. Sales for the second quarter of 2004 increased $49.3 million, or 26.0%, compared to the same period in 2003. Sales in every contract category experienced growth during the second quarter of 2004 compared to the same period last year. The increase in sales is attributed to the efforts of our expanded sales force. We have been investing in our sales teams, particularly in our Technology Teams and Integrators Solution Group Team, during recent quarters and we are starting to see the results. Sales under the IDIQ Contracts category increased $9.8 million to $93.1 million while open market sales increased $31.3 million to $59.8 million. Sales in the Subcontracts and Other Contracts category increased $7.3 million to $31.3 million for the quarter ended June 30, 2004.

         Backlog. We recognize an order as backlog when we receive and accept a written customer purchase order. Our total backlog includes orders that have not shipped ("unshipped backlog") as well as orders that have shipped but cannot be recognized as revenue at the period end. Total backlog increased 46.0% from $106.2 million at June 30, 2003 to $155.0 million at June 30, 2004. Unshipped backlog at June 30, 2004, was approximately $145.3 million compared to $96.2 million at June 30, 2003. Backlogs fluctuate significantly from period to period due to the seasonality of government ordering patterns and fluctuations in inventory availability of various products.

         Gross Margin. Gross margin is sales less cost of sales, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin percentages vary over time and may change significantly depending on the mix of customer's use of available contract vehicles and the mix of product sold. Gross margin percentage in the second quarter of 2004 decreased to 9.0% of total sales from 12.0% of total sales in the same period in 2003 due primarily to pricing decisions made at time of deal quoting. During the second quarter of 2003, GTSI's sales organization was successful in securing an order for software inventory that had been impaired during 2002. As a result, we reversed a $1.4 million impairment charge in the second quarter of 2003. Without this inventory impairment reversal, gross margin would have been $21.3 million, or 11.2% of total sales, during the second quarter of 2003. We believe the decrease in gross margin is chiefly due to internal pricing decisions, not caused by external pressures. Management has developed and is implementing corrective actions designed to resolve the margin erosion issue. We are focused and dedicated to raising GTSI's gross margin percentage in future quarters.

         Operating Expenses. Total operating expenses for the three months ended June 30, 2004 increased to $24.6 million from $21.6 million in the same period in 2003. This increase is directly related to our aggressive efforts to comply with the SOX 404 requirement, our new ERP system development, our "I Rely on GTSI" marketing campaign and increased employee-related costs. Expressed as a percentage of total sales, total operating expenses decreased from 11.4% to 10.3% during the three months ended June 30, 2004.


Six Months Ended June 30, 2004 Compared With the Six Months Ended June 30, 2003

         Sales. Sales for the first six months of 2004 were $417.6 million, compared to $368.6 million in the first six months of 2003, or an increase of $49.0 million, or 13.3%. As mentioned above the increase in sales is due to the efforts of the Company's expanded sales force.

         Gross Margin. Gross margin as a percentage of sales declined from 10.5% for the six months ended June 30, 2003 to 9.5% in the current period. This decrease was largely due to pricing decisions made during the second quarter of 2004. Management plans to implement corrective actions to increase gross margin percentages in the future.

         During the second quarter of 2003, GTSI's sales organization was successful in securing an order for software inventory that had been impaired during 2002. As a result, we reversed a $1.4 million impairment charge in the second quarter of 2003. Without this inventory impairment reversal, gross margin would have been $37.4 million, or 10.1% of total sales, during the second half of 2003.

         Operating Expenses. Total operating expenses for the six months ended June 30, 2004 increased $5.0 million from the same period in 2003. This increase was directly related to our efforts to comply with the SOX 404 requirement, our new ERP system development, our "I Rely on GTSI" marketing campaign and increased employee-related costs. Total operating expenses remained flat as a percentage of sales at approximately 11% for the six month periods ended June 30, 2004 and 2003.

         Interest and Other Income. Net interest and other income in the first six months of 2004 increased $0.4 million to $1.9 million compared to $1.5 million in the same period in 2003 due primarily to an increase in interest income from equipment leases during the first quarter of 2004, partially offset by a decrease in lease interest income during the second quarter of 2004.

         Income Tax. We recorded a tax benefit of $1.9 million for the first six months of 2004 based on our expected annual effective tax rate of approximately 39.5% compared to a tax benefit of $0.4 million in the same period last year.


Seasonal Fluctuations and Other Factors

         GTSI has historically experienced and expects to continue to experience significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of our prime contractor customers. These buying and funding patterns historically have had a significant positive effect on GTSI's bookings in the third quarter ending September 30 each year (the federal government's fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Quarterly financial results are also affected by the timing of the award of and shipments of products under government contracts, price competition in the computer and IT industries, the addition of personnel or other expenses in anticipation of sales growth, product line changes and expansions, and the timing and costs of changes in customer and product mix. In addition, customer order deferrals in anticipation of new product releases by leading hardware and software manufacturers, delays in vendor shipments of new or existing products, a shift in sales mix to more complex requirements contracts with more complex service costs, and vendor delays in the processing of incentives and credits due to us, have occurred (all of which are also likely to occur in the future) and have adversely affected our operating performance in particular periods. The seasonality and the unpredictability of the factors affecting such seasonality make GTSI's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. Our stock price could be adversely affected if any such financial results fail to meet the financial community's expectations.

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

New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. FIN 46 applies to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003, which was GTSI's first quarter of fiscal year 2004. The adoption of FIN 46 did not have a material impact on our condensed consolidated financial statements.


Liquidity and Capital Resources

Cash flows for the six months ended June 30, 2004 and 2003

                                                Six Months Ended June 30,
                                            --------------------------------
(in millions)                                 2004        2003       Change
                                            --------    --------    --------

Cash provided by operating activities       $   43.3    $   15.5    $   27.8
Cash used in investing activities           $   (3.8)   $   (4.8)   $   (1.0)
Cash used in financing activities           $  (11.8)   $  (10.7)   $    1.1

         Cash provided by operating activities for the six months ended June 30, 2004 was $43.3 million, an increase of $27.8 million from cash provided for the six months ended June 30, 2003. This increase was primarily due to the increased collections of accounts receivable.

         Investing activities used cash of approximately $3.8 million during the six months ended June 30, 2004, compared to $4.8 million for the same period in 2003 reflecting our investment in software for a new fulfillment system, intended to improve efficiency throughout GTSI. As of June 30, 2004, we have capitalized approximately $7.0 million under this project and we intend to continue our investment in this project throughout 2004.

         During the six months ended June 30, 2004, GTSI's financing activities used cash of $11.8 million principally to repay borrowings under our credit facilities.

Bank Credit Facility

         In addition to our cash balance of $27.8 million at June 30, 2004, we have a $125 million credit facility with a group of banks (the "Credit Facility"). The Credit Facility, which matures on February 28, 2005, includes a revolving line of credit (the "Revolver") and a provision for inventory financing of vendor products (the "Wholesale Financing Facility"). Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of GTSI's assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of our inventory. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carries an interest rate indexed to LIBOR plus 1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios. At June 30, 2004, we were in compliance with all financial covenants set forth in the Credit Facility and had additional available credit on the Credit Facility of $37.3 million.

         We anticipate that we will continue to rely primarily on operating cash flow, bank loans and vendor credit to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations. Nonetheless, we may seek additional sources of capital, including permanent financing over a longer term at fixed rates, to finance our working capital requirements. GTSI believes that such capital sources will be available to us on acceptable terms, if needed.


Sarbanes-Oxley Section 404

         GTSI is working to comply with the requirements of Section 404 of SOX
404. Under SOX 404, management is required to attest to the effectiveness of GTSI's internal controls as of December 31, 2004. At this time it is not clear as to the total cost we will incur as a result of this compliance effort. During the first half of 2004, we expensed approximately $0.5 million on activities directly attributed to this effort and incurred other indirect expenses and we expect costs to increase during the third and fourth quarters of 2004.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

         Except for historical information, all of the statements, expectations, beliefs, anticipations, intentions, and assumptions contained in the foregoing material are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995, as amended) that involve a number of risks and uncertainties. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Private Securities Reform Act of 1995, as amended, and by other applicable securities laws. It is possible that the assumptions made by management -- including, but not limited to, those relating to the cost of and compliance with Sarbanes-Oxley Section 404, favorable gross margins, a favorable mix of contracts, benefits of a more efficient operation, future contract awards, returns on new product programs, profitability, recovery of the costs of inventory, and increased control of operating costs -- may not materialize. Actual results may differ materially from those projected or implied in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to revise publicly the forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks factors described in other documents GTSI files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Annual Report on Form 10-K to be filed subsequent to this Quarterly Report on Form 10-Q.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is hereby incorporated by reference to GTSI's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in our market risk from that disclosed in our Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

         As of the end of the 90 day period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company held its annual meeting of stockholders on April 29, 2004.

(b) Set forth below are the three matters that were presented to and voted upon by the Company's stockholders, and the results of such stockholders' votes.

1.       Election of Directors

                                                                       Votes
         Nominees                           Votes For                 Withheld
         --------                           ---------                 --------

         Daniel R. Young                    7,958,415                 195,914

         M. Dendy Young                     7,958,791                 195,538

         Joseph "Keith" Kellogg, Jr.        7,958,415                 195,914

         Lawrence J. Schoenberg             7,958,273                 196,056

2. The approval of an Amendment to the Company's 1991 Employee Stock Purchase Plan to increase by 850,000 the number of shares of the Company's common stock purchasable thereunder.

         Votes For        Votes Against       Abstention        Broker Non-Votes
         ---------        -------------       ----------        ----------------

         4,975,735        1,798,243           6,758             1,373,593

3.       The approval of the Company's 2004 Long-Term Incentive Plan.

         Votes For        Votes Against       Abstention        Broker Non-Votes
         ---------        -------------       ----------        ----------------

         5,725,471        1,047,321           7,944             1,373,593

4.       The approval of amendments to the Company's 1996 Stock Option Plan to
(a) provide for the annual issuance of an option to the Company's Lead Independent Director to purchase up to 2,000 shares of our common stock and (b) subject to the approval of the Compensation Committee (or the Board of Directors), to permit the payment for the common stock to be issued upon exercise of one or more options granted to a non-employee director with common stock held by such director for at least six months.

         Votes For        Votes Against       Abstention        Broker Non-Votes
         ---------        -------------       ----------        ----------------

         5,858,768        915,397             6,571             1,373,593

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:
                  The Exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

        (b)       Reports on Form 8-K:

                  On April 29, 2004, GTSI filed a report on Form 8-K under Item 12 relating to its press release of financial information for the three month period ending March 31, 2004, and monthly sales information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 9, 2004 on its behalf by the undersigned thereunto duly authorized.



                               GTSI Corp.

                               /s/ DENDY YOUNG
                               -------------------------------------------------
                               Dendy Young
                               Chairman and Chief Executive Officer


                               /s/ THOMAS A. MUTRYN
                               -------------------------------------------------
                               Thomas A. Mutryn
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number            Description
------            -----------
3.1               Restated Certificate of Incorporation (2)
3.2               Bylaws, as amended (filed herewith)
10.1              Employee Stock Purchase Plan, as amended to date (filed
                  herewith)(1)
10.2              1994 Stock Option Plan, as amended to date (1)(3)
10.3              1997 Non-Officer Stock Option Plan, as amended to date (1)(3)
10.4              1996 Stock Option Plan, as amended to date (filed herewith)(1)
10.5              Employment Agreement dated January 1, 2001 between the
                  Registrant and M. Dendy Young (1)(2)
10.6              Offer letter dated June 28, 2001 between Registrant and Terri
                  Allen(1)(4)
10.7              Non-Qualified Stock Option Agreement effective July 31, 2001 between the Registrant and  Terri Allen (1)(3)
10.8              Offer letter dated May 21, 2002 between the Registrant and Dr.
                  Jack Littley III (1)(3)
10.9              Offer letter dated December 31, 2002 between the Registrant and Thomas Mutryn (1)(3)
10.10             Memorandum Regarding Promotion to Senior Vice President dated
                  February 20, 2003 between the Registrant and Dr. John Littley
                  III (1)(3)
10.11             Non-Qualified Stock Option Agreement effective January 28,
                  2003 between the Registrant and Thomas Mutryn(1)(3)
31.1              Section 302 Certification of Chief Executive Officer (filed herewith)
31.2              Section 302 Certification of Chief Financial Officer (filed herewith)
32                Section 906 Certification of Chief Executive Officer and Chief
                  Financial Officer(filed herewith)

     (1) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
     (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
     (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
     (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.