Form 10-Q
period 2004-09-30
GTSI CORP
filed 2004-11-08
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number:     0–19394

GTSI CORP.

(Exact name of registrant as specified in its charter)

Delaware	54–1248422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3901 Stonecroft Boulevard, Chantilly, VA	20151-1010
(Address of principal executive offices)	(Zip Code)

703–502–2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES  ☒          NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          YES  ☒          NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 31, 2004
Common Stock, $0.005 par value	8,808,869

GTSI Corp.

Form 10–Q for the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.                  Financial Statements

GTSI CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$136	$177
Accounts receivable, net	208,182	172,370
Lease receivables	18,551	9,618
Merchandise inventories	84,393	55,987
Other current assets	13,342	15,490
Total current assets	324,604	253,642
Property and equipment, net	14,165	10,670
Other assets	2,420	4,449
Total assets	$341,189	$268,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$2,813
Accounts payable	225,221	152,435
Accrued liabilities	16,682	11,168
Deferred revenue	5,978	8,323
Accrued warranty liabilities	4,197	4,555
Total current liabilities	252,078	189,294
Other liabilities	1,148	1,522
Total liabilities	253,226	190,816

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 8,781,885 outstanding at September 30, 2004; and 9,806,084 issued and 8,505,045 outstanding at December 31, 2003	49	49
Capital in excess of par value	46,676	45,911
Retained earnings	47,649	40,131
Treasury stock, 1,024,199 shares at September 30, 2004 and 1,301,039 shares at December 31, 2003, at cost	(6,411)	(8,146)
Total stockholders’ equity	87,963	77,945
Total liabilities and stockholders’ equity	$341,189	$268,761

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

SALES	$330,645	$273,066	$748,257	$641,661

COST OF SALES	283,922	245,569	661,915	575,333

GROSS MARGIN	46,723	27,497	86,342	66,328

OPERATING EXPENSES	30,404	22,640	76,723	63,955

INCOME FROM OPERATIONS	16,319	4,857	9,619	2,373

INTEREST AND OTHER INCOME
Interest and other income	1,021	939	2,931	2,534
Interest expense	(63)	(99)	(122)	(217)
Interest and other income, net	958	840	2,809	2,317

INCOME BEFORE INCOME TAXES	17,277	5,697	12,428	4,690

INCOME TAX PROVISION	6,823	2,227	4,909	1,834

NET INCOME	$10,454	$3,470	$7,519	$2,856

EARNINGS PER SHARE
Basic	$1.21	$0.42	$0.88	$0.34
Diluted	$1.13	$0.39	$0.80	$0.31

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	8,646	8,238	8,592	8,352
Diluted	9,255	8,986	9,355	9,088

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,519	$2,856
Adjustments to reconcile net income to net cash provided by operating activities	8,933	15,147
Net cash provided by operating activities	16,452	18,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of property and equipment	(5,699)	(7,816)
Net cash used in investing activities	(5,699)	(7,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank notes, net	(12,813)	(7,539)
Payments to acquire treasury stock	—	(3,969)
Proceeds from exercises of stock options	1,589	909
Proceeds from Employee Stock Purchase Plan	430	489
Net cash used in financing activities	(10,794)	(10,110)

NET (DECREASE) INCREASE IN CASH	(41)	77
CASH AT BEGINNING OF PERIOD	177	32
CASH AT END OF PERIOD	$136	$109

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$117	$232
Income taxes	$1,018	$327

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of GTSI Corp. (“GTSI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2003 included in GTSI’s Annual Report on Form 10-K.  The consolidated financial statements include the accounts of GTSI and its wholly owned subsidiary, TLI.  All significant intercompany transactions and balances have been eliminated.  Investments in which the Company owns 20% to 50% are accounted for using the equity method of accounting.  In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of interim period results have been included.  The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year, or future periods.  GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns.  These patterns historically have had a positive effect on GTSI’s sales and net income during the quarter ended September 30th  (the federal government’s fiscal year end).  Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations.  Accordingly, no compensation cost for stock options granted to employees was reflected in net income, as all options granted had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant.  The following table illustrates, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure” the effect on net income and earnings per share if compensation costs for the Company’s stock options had been determined based on the fair value method consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income – as reported	$10,454	$3,470	$7,519	$2,856
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(591)	(233)	(1,728)	(631)
Net income – pro forma	$9,863	$3,237	$5,791	$2,225

Earnings per share – as reported
Basic	$1.21	$0.42	$0.88	$0.34
Diluted	$1.13	$0.39	$0.80	$0.31
Earnings per share – pro forma
Basic	$1.14	$0.39	$0.67	$0.27
Diluted	$1.07	$0.36	$0.62	$0.24

On March 18, 2004, the members of the Company’s Board of Directors formally waived the right granted to them by the May 14, 2003 stockholder approval of extending the exercise price for certain options granted to its non-employee directors following cessation from the Company.  Therefore, there is no longer any potential compensation expense impact related to such stock option extensions.

During the nine months ended September 30, 2004, the Company recorded a charge of approximately $290,000, net of taxes, for stock-based compensation to non-employees based on the fair value method.  No stock compensation expense was included in net income for the nine months ended September 30, 2003.

3.  Sales of Lease Receivables

The Company sells products to certain customers under sales-type lease arrangements.  The Company accounts for its sales-type leases according to the provisions of SFAS No. 13, “Accounting for Leases,” and accordingly, recognizes current and long-term lease receivables, net of unearned finance income, on the accompanying balance sheets.  The Company periodically sells lease receivables to various unrelated financing companies.  The Company accounts for its sales of lease receivables in accordance with SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125.”

4.  Capitalized Software

GTSI is implementing an enterprise resource planning (“ERP”) system to replace its current fulfillment system.  Implementation of the ERP system is designed to improve management’s information and gain operating efficiencies.  As of September 30, 2004, the Company has capitalized $8.2 million of costs related to this project, reported as Property and equipment, net.  Approximately $1.2 million and $4.3 million were capitalized in the three and nine month periods ended September 30, 2004, respectively.  As of September 30, 2004 and December 31, 2003 capitalized software, net of amortization, equaled $8.0 million and $3.9 million, respectively.

5.  Notes Payable to Banks

The Company has a $125 million credit facility with a group of banks (“Credit Facility”).  The Credit Facility includes a revolving line of credit (“Revolver”) and a provision for inventory financing of vendor products (“Wholesale Financing Facility”).  The Credit Facility, unless terminated earlier, will continue after the initial maturity date of February 28, 2005 from year to year, unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period.  Borrowing under the Revolver is limited to 85% of eligible accounts receivable.  The Revolver is secured by substantially all of the Company’s assets.  Borrowing under the Wholesale Financing Facility is limited to 100% of the value of the inventory.  The Wholesale Financing Facility is secured by the underlying inventory.  The Credit Facility carries an interest rate indexed to LIBOR plus 1.75 percentage points.  On July 29, 2004 the Company signed a second amendment to the Revolver to add its subsidiary, TLI, as a borrower.  The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios.  At September 30, 2004, GTSI was in compliance with all financial covenants set forth in the Credit Facility and had available credit of $20.0 million.

6.  Accrued Liabilities

In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company extinguished $10.1 million in aged accrued liabilities during the three months ended September 30, 2004, as management concluded that these accrued liabilities were no longer valid.  The extinguishment of these liabilities resulted in a non-cash increase to gross margin of $10.1 million and an increase to net income of $6.1 million after taxes were applied.

During the three months ended September 30, 2004, the Company conducted a comprehensive review of its accrued liabilities.  As a result of this review, management concluded that an additional $0.7 million in aged accrued payables were no longer valid liabilities.  The Company reversed these liabilities, resulting in a $0.7 million increase in gross margin and a $0.4 million increase in net income.  Management will continue to conduct such a review of its accrued liabilities on a quarterly basis.

7.  Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding during the period.  Diluted earnings per share are computed similarly to basic earnings per share, except that it includes the dilutive effect of the assumed exercise of stock options.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$10,454	$3,470	$7,519	$2,856
Weighted average shares outstanding	8,646	8,238	8,592	8,352
Basic earnings per share	$1.21	$0.42	$0.88	$0.34

Diluted earnings per share:
Net income	$10,454	$3,470	$7,519	$2,856
Weighted average shares outstanding	8,646	8,238	8,592	8,352
Incremental shares attributable to the assumed exercise of outstanding stock options	609	748	763	736
Weighted average shares and equivalents	9,255	8,986	9,355	9,088
Diluted earnings per share	$1.13	$0.39	$0.80	$0.31

8.  Commitments and Contingencies

Product Warranties

GTSI offers extended warranties on certain products which are generally covered for three or five years beyond the warranty provided by the manufacturer.  Products under extended warranty require repair or replacement of defective parts at no cost to the customer.  The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts.  The following table summarizes the activity related to product warranty liabilities for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine months ended September 30,
	2004	2003
Accrued warranties at beginning of period	$4,555	$4,404
Charges made against warranty liabilities	(1,829)	(4,145)
Accruals for additional warranties sold	1,471	3,204
Accrued warranties at end of period	$4,197	$3,463

Revenue from extended warranty contracts is recorded as deferred revenue and subsequently recognized over the term of the contract.  The following table summarizes the activity related to the deferred warranty revenue for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine months ended September 30,
	2004	2003
Deferred warranty revenue at beginning of period	$2,819	$1,996
Deferred warranty revenue recognized	(1,025)	(945)
Revenue deferred for additional warranties sold	862	1,471
Deferred warranty revenue at end of period	$2,656	$2,522

Contingent Insurance Settlement

During the three months ended September 30, 2004, the Company recorded a charge of approximately $0.7 million in Cost of Sales for the loss of inventory.  The Company has filed a comprehensive claim with its insurance carrier.  Management believes it is reasonably possible that the Company will recover a portion or all of this claim, net of a $50,000 deductible.  However, management is unable at this time to estimate such a recovery.  Should the Company be successful in its collection efforts, any proceeds collected will be treated as a gain for financial statement purposes.  In accordance with SFAS No. 5 “Accounting for Contingencies,” no gain contingency has been accrued as of September 30, 2004.

Legal Proceedings

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

In November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to the termination of a former subcontractor.  This suit follows the Company’s earlier lawsuit against the   former subcontractor.  Management continues to believe the claim is without merit and intends to vigorously defend this lawsuit, but the ultimate outcome of this matter is uncertain.  Management is unable to estimate the amount GTSI may have to pay, if any, related to this matter.  No amounts have been accrued as of September 30, 2004.

9.  Subsequent Events

The Company anticipates completing all pertinent documentation supporting the creation of a new wholly-owned subsidiary – GTSI Financial Services, Inc. during the fourth quarter of 2004.

During October 2004, senior management was informed that certain integrated hardware components were missing from certain hardware delivered on a customer order.  This matter is currently under investigation by the Company’s management and it is not clear where or when the loss occurred through the supply chain.  Depending upon the results of this investigation, the Company may incur a future charge of up to $600,000.  As of September 30, 2004, no amounts have been recorded in the consolidated financial statements.

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited consolidated condensed financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2003.  We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiary.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates and projections.  Words such as “expect,” “believe,” “anticipate,”  “intend” and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Actual results may differ materially from what is expressed or projected in these forward-looking statements.  The reasons for this include the following risk factors:

•                  Price and product competition in the IT industry;

•                  Our reliance on our vendor partners to manufacture our products;

•                  Our ability to hire and retain talented employees;

•                  Fluctuations in our gross margins and profitability;

•                  Significant seasonal fluctuations as a result of government buying and funding patterns;

•                  Changes in the structure, composition, buying patterns or procurement practices of the government;

•                  Whether or not we are able to qualify as a  small business at the time of our recertification; and

•                  Our ability to execute change and implement process improvements.

Overview

GTSI is a recognized IT solutions leader, providing products and services primarily to federal government customers worldwide.  One of our key differentiators is the extensive number of contract vehicles we have in our portfolio.  For over two decades GTSI has served the public sector by partnering with global IT leaders such as Panasonic, Sun Microsystems, HP, Cisco and Microsoft.  We seek to deliver maximum value through our broad range of products, customer service and ISO 9002-registered logistics.  Through our Technology Teams, we deliver “best of breed” products and services to help our customers realize strong value for their IT investments.  Our corporate headquarters and distribution center are located in Northern Virginia in close proximity to Washington Dulles International airport.

Our annual revenue for fiscal year 2003 increased $286.3 million, or 42.9%, since our fiscal year 2000.  We expect our revenue to continue to grow and to exceed $1 billion during our 2004 fiscal year.  Our strategic growth plan is designed to capitalize on the government’s heightened demand for IT services and it is our goal to double our revenue to $2 billion by 2007.

GTSI qualified as a “small business” under several of the GWACs and BPAs it holds based on our size status at the time of the contracts’ original award.  As a company with small business status, GTSI has a number of benefits including being able to compete for small business set-aside contracts, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small businesses, and offering government agencies an avenue to meet their internal small business purchase goals.

As discussed in more detail throughout our MD&A:

•                  Our sales during the third quarter of 2004 marked the largest quarterly sales in the history of the Company at $330.6 million, an increase of 38.4% from second quarter.

•                  Our gross margin increased 69.9% during the third quarter from the same period last year.

•                  Our net income for the nine months ended September 30, 2004 increased $4.6 million to $7.5 million.

•                  Our balance sheet remains solid, with no long-term debt

Critical Accounting Estimates

Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, allowance for doubtful accounts, merchandise inventories, long-lived assets, warranties, and stock-based compensation.  For more information on critical accounting estimates, see the MD&A included in our Form 10-K for the year ended December 31, 2003.  We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

During the nine months ended September 30, 2004, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Historical Results of Operations

The following table illustrates the unaudited percentage of sales represented by items in our consolidated condensed statements of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.9	89.9	88.5	89.7
Gross margin	14.1	10.1	11.5	10.3
Operating expenses:
Selling, general and administrative	9.0	8.0	9.9	9.7
Depreciation and amortization	0.2	0.3	0.3	0.3
Total operating expenses	9.2	8.3	10.2	10.0
Income from operations	4.9	1.8	1.3	0.3
Interest income, net	0.3	0.3	0.4	0.4
Income before taxes	5.2	2.1	1.7	0.7
Income tax provision	2.0	0.8	0.7	0.3
Net income	3.2%	1.3%	1.0%	0.4%

The following tables set forth, for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

	Three months ended September 30,				Nine months ended September 30,
Contract Vehicles	2004		2003		2004		2003

GSA Schedules	$105.7	32.0%	$77.6	28.4%	$202.7	27.1%	$183.4	28.6%
IDIQ Contracts	127.6	38.6	119.8	43.9	293.6	39.2	282.0	43.9
Open Market	72.9	22.1	50.5	18.5	168.7	22.5	106.0	16.5
Subcontracts and Other Contracts	24.4	7.3	25.2	9.2	83.3	11.2	70.3	11.0
Total	$330.6	100.0%	$273.1	100.0%	$748.3	100.0%	$641.7	100.0%

	Three months ended September 30,				Nine months ended September 30,
Top 5 Vendors	2004		2003		2004		2003

Panasonic	$65.7	19.9%	$48.4	17.7%	$136.2	18.2%	$116.8	18.2%
Sun Microsystems	40.3	12.2	38.9	14.2	98.0	13.1	93.4	14.6
HP	47.7	14.4	39.0	14.3	97.4	13.0	97.8	15.2
Cisco	50.1	15.2	32.2	11.8	94.0	12.6	70.7	11.0
Microsoft	28.9	8.7	19.3	7.1	44.9	6.0	51.2	8.0
Other	97.9	29.6	95.3	34.9	277.8	37.1	211.8	33.0
Total	$330.6	100.0%	$273.1	100.0%	$748.3	100.0%	$641.7	100.0%

	Three months ended September 30,				Nine months ended September 30,
Product	2004		2003		2004		2003

Hardware	$247.0	74.7%	$201.4	73.7%	$573.7	76.7%	$443.0	69.0%
Software	69.0	20.9	44.2	16.2	115.3	15.4	128.0	20.0
Services*	14.6	4.4	27.5	10.1	59.3	7.9	70.7	11.0
Total	$330.6	100.0%	$273.1	100.0%	$748.3	100.0%	$641.7	100.0%

*For the three months ended September 30, 2004 and 2003, services included approximately $11.7 million and $23.5 million of resold, third-party services and maintenance contracts, respectively.  Services also include approximately $2.9 million and $4.0 million of consulting and other services for the three months ended September 30, 2004 and 2003, respectively, that we provided either through our own business resources or through our alliance partners.  For the nine months ended September 30, 2004 and 2003, services included approximately $48.4 million and $58.9 million of resold, third-party services and maintenance contracts, respectively.  Services also include approximately $10.8 million and $11.6 million of consulting and other services for the nine months ended September 30, 2004 and 2003, respectively, that we provided either through our own business resources or through our alliance partners.

Three Months Ended September 30, 2004 Compared With the Three Months Ended September 30, 2003

Sales.  Sales consist of revenue from product shipments and services rendered net of allowances for customer returns and credits.  Sales for the third quarter of 2004 increased $57.6 million, or 21.1%, compared to the same period in 2003.  Sales in every contract category except Subcontracts and Other Contracts experienced growth during the third quarter of 2004 compared to the same period last year.  The increase in sales is attributed to the efforts of our expanded sales force.  Sales under the GSA Schedule increased $28.1 million to $105.7 million while Open Market sales increased $22.4 million, or 44.4%.  Sales under the IDIQ Contracts category increased $7.8 million to $127.6 million for the quarter ended September 30, 2004.  Approximately 75% of our sales are derived from the sale of hardware.  Hardware and software sales increased $45.6 million and $24.8 million, respectively, during the three months ended September 30, 2004, compared to the same period last year primarily due to unit volume growth.  Services revenue declined by 46.9% principally due to reductions in the number of resold third party services provided.

Backlog.  We recognize an order as backlog when we receive and accept a written customer purchase order.  Our total backlog includes orders that have not shipped (“unshipped backlog”) as well as orders that have shipped but cannot be recognized as revenue at the period end.  Total backlog increased 12.6% from $228.3 million at September 30, 2003 to $257.0 million at September 30, 2004.  Unshipped backlog at September 30, 2004, was approximately $239.6 million compared to $203.7 million at September 30, 2003.  Backlogs fluctuate significantly from period to period due to the seasonality of government ordering patterns and fluctuations in inventory availability of various products.

Gross Margin.  Gross margin is sales less cost of sales, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products.  Reported gross margin increased $19.2 million in the quarter ended September 30, 2004 from the same quarter in 2003.  Gross margin percentages vary over time and may change significantly depending on the mix of customer’s use of available contract vehicles and the mix of product sold.  Gross margin percentage in the third quarter of 2004 increased to 14.1% of total sales from 10.1% of total sales in the same period in 2003 of which three percentage points were due to the $10.1 million reduction in Cost of Sales resulting from the non-cash extinguishment of aged accrued liabilities.  During the three months ended September 30, 2004 there was a $0.7 million increase to Cost of Sales for the loss of inventory, which was offset by a $0.7 million reversal of aged accrued liabilities determined to no longer be valid. Management performs these types of reviews on a periodic basis throughout the year.

Operating Expenses.  Total operating expenses for the three months ended September 30, 2004 increased $7.8 million from $22.6 million in the same period in 2003.  This increase is chiefly related to increased costs associated with new hires supporting our strategic growth plan and our additional consultant expense to support our Section 404 Sarbanes-Oxley Act (“SOX 404”) program and ERP system initiative.  Expressed as a percentage of total sales, total operating expenses increased from 8.3% to 9.2% during the three months ended September 30, 2004.

Nine Months Ended September 30, 2004 Compared With the Nine Months Ended September 30, 2003

Sales.  Sales for the first nine months of 2004 were $748.3 million, compared to $641.7 million in the first nine months of 2003, an increase of $106.6 million, or 16.6%.  The majority of this increase is due to the 59.2% increase in Open Market procurements resulting from the efforts of the Company’s expanded sales force.  Sales in every contract category have increased from the nine months ended September 30, 2003 to 2004.  Sales of hardware increased $130.7 million, or 29.5%, to $573.7 million for the nine months ended September 30, 2004 due to an increase in networking equipment and larger server sales.  Sales of software and services declined $12.7 and $11.4, respectively, during the nine month period ended September 30, 2004 from the same period of 2003.  The decrease in software was primarily due to the expiration of a contract with Microsoft during 2004.

Gross Margin.  Gross margin as a percentage of sales increased from 10.3% for the nine months ended September 30, 2003 to 11.5% in the current period.  This increase was predominantly due to the reduction in Cost of Sales resulting from the non-cash extinguishment of accrued liabilities.  Without the impact of this extinguishment, gross margin would have been 10.2% as a percentage of sales.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2004 increased $12.8 million from the same period in 2003.  This increase was primarily related to our compensation expense associated with increased headcount company-wide and additional consultant expense to support our SOX 404 program and ERP system initiative.  Total operating expenses remained flat as a percentage of sales at approximately 10% for the nine month periods ended September 30, 2004 and 2003.

Income Tax.  We recorded a tax provision of $4.9 million for the first nine months of 2004, of which $4.0 million is due to the reversal of accrued liabilities, based on our expected annual effective tax rate of approximately 39.5%.   During the nine months ended September 30, 2003, we recorded a tax provision of $1.8 million at an effective rate of 39.1%.

Liquidity and Capital Resources

Cash flows for the nine months ended September 30,

(in millions)	2004	2003	Change
Cash provided by operating activities	$16.5	$18.0	$(1.5)
Cash used in investing activities	$(5.7)	$(7.8)	$(2.1)
Cash used in financing activities	$(10.8)	$(10.1)	$0.7

Cash provided by operating activities for the nine months ended September 30, 2004 was $16.5 million, a decrease of $1.5 million from cash provided for the nine months ended September 30, 2003.  This decrease was primarily a result of changes in assets and liabilities, offset by a $4.6 million increase in net income.  Changes in assets and liabilities included a decrease in accounts payable during the nine months ended September 30, 2004 compared to the same period of 2003 as a result of more product lines going through the Wholesale Financing Facility which required more timely payments to vendors. Accounts receivable increased due to the increase in sales in 2004. These changes were offset by a decrease in the use of cash related to inventory and other assets partly related to a decrease in pre-positioned inventory and merchandise inventory at September 30, 2004.

Investing activities used $2.1 million less cash during the nine months ended September 30, 2004, compared to the same period in 2003 due to $1.3 million less capital expenditures on the development and implementation of our ERP system and $0.8 million less for equipment and other fixed asset purchases.

During the nine months ended September 30, 2004, cash used in financing activities was $0.7 million more than cash used during the nine months ended September 30, 2003.  Although we repaid $5.3 million more of borrowings under our Credit Facility during the nine months ended September 30, 2004, than in the same period in 2003, during 2004 we did not repurchase any shares of common stock.  During the nine months ended September 30, 2003 we paid $4.0 million to repurchase shares of treasury stock.  In addition, we received proceeds of $1.6 million from common stock options exercised during the nine months ended September 30, 2004, compared to $0.9 million received in the same period of 2003.  Cash from the Employee Stock Purchase Plan remained consistent between the periods and provided $0.4 million and $0.5 million of proceeds for the nine month periods ended September 30, 2004 and 2003, respectively.

Bank Credit Facility

We have a $125 million credit facility with a group of banks (the “Credit Facility”).  The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products (the “Wholesale Financing Facility”).  The Credit Facility, unless terminated earlier, will continue after the initial maturity date of February 28, 2005 from year to year, unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period.  We plan to expand our credit facility upon renewal in 2005 to correspond with the growth of our business.  Borrowing under the Revolver is limited to 85% of eligible accounts receivable.  The Revolver is secured by substantially all of GTSI’s assets.  Borrowing under the Wholesale Financing Facility is limited to 100% of the value of our inventory.  The Wholesale Financing Facility is secured by the underlying inventory.  The Credit Facility carries an interest rate indexed to LIBOR plus 1.75 percentage points.  On July 29, 2004 the Company signed a second amendment to the revolver to add its subsidiary, TLI, as a borrower.  The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios.  At September 30, 2004, we were in compliance with all financial covenants set forth in the Credit Facility and had additional available credit on the Credit Facility of $20.0 million.

Capital Resources and Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations.  During the first quarter of 2004, we were able to completely repay our notes payable to banks.  We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our Wholesale Financing Facility to finance our operating cash needs.  We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations.  Nonetheless, we may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rates, to finance our working capital requirements.  GTSI believes that such capital sources will be available to us on acceptable terms, if needed.  During the nine months ended September, 30 2004 we made capital expenditures of $6.0 million, primarily for consulting costs associated with the implementation of our ERP system and the purchase of software for internal use.

Outlook

As of June 30, 2004, our sales volume surpassed $1 billion for the trailing twelve months for the first time. Revenue for the trailing twelve months at September 30, 2004 continued to be above $1 billion.  We expect our annual sales to exceed $1 billion for our 2004 fiscal year.  In addition, we have developed a strategic growth plan to double our revenue, increase our productivity and our gross margins over the next three years.  In addition, we are selectively, but aggressively, hiring talented employees and expect our headcount to reach 850 employees by the end of the year.  We intend to finalize the pertinent documentation associated with the creation of a financial leasing subsidiary during the fourth quarter designed to expand our revenue from lease arrangements for information technology products.  We are in the final phase of the design build-out and user acceptance testing of our ERP system which will enable us to introduce the ERP capabilities throughout the organization early in 2005.  Detailed training programs will begin in the fourth quarter of 2004 to imbed the ERP system into the daily workings of the Company.

item 3.                  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is hereby incorporated by reference to GTSI’s Annual Report on Form 10-K for the year ended December 31, 2003.  There have been no material changes in our market risk from that disclosed in our Form 10-K.

Item 4.                  Controls and Procedures

As of the end of the period covered by this report, based on our management’s evaluation, with the participation of GTSI’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting during our third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

(a)                                  Exhibits:

The exhibits set forth in the Exhibit Index are filed as part of the Quarterly Report on Form 10-Q.

(b)                                 Reports on Form 8-K:

On July 27, 2004, GTSI filed a report on Form 8-K under Item 12 relating to its press release of financial information for the three month period ending June 30, 2004, and monthly sales information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 5, 2004 on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

/s/ M. Dendy Young
Dendy Young
Chairman and Chief Executive Officer

/s/ Thomas A. Mutryn
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.2

Second Amendment to credit Facilities Agreement, dated as of July 29, 2004, among the Company, certain lenders named in such agreement and GE Commercial Distribution Finance Corporation, as a Lender and as Agent (filed herewith)

10.3	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility (filed herewith)
10.4	Lease dated December 10, 1997 between the Company and Petula Associates, Ltd. and Amendment for headquarters facility (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)