Form 10-K
period 2004-12-31
GTSI CORP
filed 2005-03-16
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number:  0-19394

GTSI CORP.

(Exact name of registrant as specified in its charter)

Delaware	54-1248422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3901 Stonecroft Boulevard, Chantilly, VA	20151-1010
(Address of principal executive offices)	(Zip Code)
703-502-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Common Stock, par value $0.005 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒ No ☐

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2004 was 98,698,256.

The number of shares outstanding of the registrant’s common stock on March 1, 2005 was 8,988,143.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on April 21, 2005.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) relating to our operations that are based on our current expectations, estimates and projections. Words such as “expect,” “believe,” “anticipate,” “plan,” “intend” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from what is expressed or projected in these forward-looking statements. The reasons for this include the factors discussed in the Risk Factors subheading in this Business section. We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

PART I

ITEM 1.     BUSINESS

Overview

GTSI Corp. is a recognized IT solutions leader, providing products and services primarily to federal government customers. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries. GTSI, a Delaware corporation, was founded in 1983 and has more than 20 years of government-focused experience. Our complete product and solution offering, technical expertise, logistics strengths, extensive contracts portfolio, customer relationships and proven performance record make GTSI equally valuable to our customers and technology partners.

We offer our customers a convenient and cost-effective centralized source for computer, workstation, software, networking and other IT solutions through our broad selection of popular products and services at competitive prices. We specialize in understanding both the various IT needs and the procurement processes of government customers. GTSI sells to most departments and agencies of the U.S. Federal Government, as well as state and local governments, and prime contractors. Our total sales were $1.08 billion, $954.1 million and $934.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The approximate percentage of our sales by customer type as of December 31 was:

	2004	2003	2002
Federal Government	75%	80%	76%
Prime Contractors	20	17	21
State and Local Governments	5	3	3
Total	100%	100%	100%

Additional information related to net income, total assets, significant customers and long-lived assets is provided in the consolidated financial statements and in Note 15 of the financial statements appearing in Part II, Item 8 of this Form 10-K.

GTSI currently offers access to approximately 350,000 IT products from over 1,380 key manufacturers including Panasonic, HP, Sun Microsystems, Cisco Systems and Microsoft. We believe we provide our vendor partners with a cost effective marketing and distribution channel to the many end-users constituting the government market, while substantially insulating these partners from complex government procurement rules and regulations.

We fulfill many of our customers’ orders from our state-of-the-art 140,000 square-feet distribution center located in Northern Virginia in close proximity to Washington Dulles International Airport. We inventory many popular IT products to enable quick delivery to our customers. In addition, we leverage our Distribution Center and logistics expertise to offer a wide variety of managed fulfillment services to our customers. Within the Distribution Center, we manage a 30,000 square foot integration center where we perform a number of value added services including:

•       Standard hardware integration;

•       Customer image propagation;

•       Automated system diagnostics and data capture;

•       Customer asset tagging; and

•       Complex configurations of various IT Solutions, such as Voice over Internet Protocol.

GTSI’s distribution and integration operations are ISO 9001:2000 certified.

“GTSI” is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.

Business Strategy

GTSI is committed to and focused on the government customer. We believe there are significant opportunities to increase our relatively low market share within the growing government IT market, and to improve our overall profitability as we grow our revenue base. In mid 2004, we launched a strategic growth plan to accomplish the following key business initiatives during the next three years:

•       Double the revenue base of GTSI from $1 billion to $2 billion primarily through organic measures, supplemented by strategic acquisitions,

•       Improve our gross margins each year during the next three years through enhanced focus on purchasing and pricing initiatives, and

•       Drive enhanced profitability through continued process re-engineering initiatives aimed at streamlining processes and procedures, while enhancing overall corporate wide productivity.

We plan to continue to increase our work force to take advantage of the growing government IT market. Our management has undertaken a number of initiatives consistent with this revenue and earnings growth strategy (e.g., hiring and training additional personnel, creating a centralized pricing organization, creating a centralized purchasing organization and implementing the final phase of our new ERP system).

Focus on the Growing Government IT Market

Because of our historical focus on government, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, our marketing and sales force are effective at reaching and servicing the government market, which consists of procurement and contracting officers, information resource managers, Chief Information Officers, government IT executives, systems integrators, value-added resellers, prime contractors and a wide array of end-users. We continue to increase our sales organization to widen customer coverage and broaden our enterprise solutions, products and services. In addition, by concentrating on the government market, we have avoided the higher credit risk of commercial customers.

Execute New Government Contracts and Utilize Flexible Contract Vehicles

GTSI holds a wide range of government contracts, including multimillion dollar, multi-year contracts with the Department of Defense (“DoD”) and certain civilian agencies, as well as several multiple award schedules and blanket purchasing agreements with a variety of DoD and civilian agencies. We also serve as a subcontractor, providing products and services to other companies holding government contracts. GTSI intends to continue to identify and pursue contract vehicles that best leverage our broad selection of solutions, services, integration and distribution capabilities and partner relationships.

Provide a High-Quality Centralized Source for Procuring IT Products and Services

In addition to offering a full line of computer hardware, software and peripheral products, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that we sell. Furthermore, by offering a wide range of IT solutions and products through a variety of procurement mechanisms, we offer our customers the convenience, flexibility and cost savings of purchasing from a centralized source. In our interactions with our customers, our employees focus on providing high quality customer services associated with the order, delivery, installation and repair of the products we sell. In addition to our product offerings, we now offer service solutions to meet our customer needs in networking and telecommunications, storage and continuity of operations solutions, enterprise software deployment and managed logistics support.

Establish and Maintain Strong Partner Relationships

To provide a centralized source of products and solutions for our customers, GTSI maintains strong relationships with leading hardware, software and services partners. GTSI offers our partners a wide range of marketing and sales services, which provide them with access to the millions of end-users constituting the government market. In addition, we insulate our partners from the procurement regulatory complexities, costs and complicated billing requirements associated with the government market.

Improve Internal Efficiencies

GTSI has undertaken a variety of activities aimed at improving financial performance. We believe that our improved product pricing, supply chain management, and quality and expense control will lead to improved operating and net margins. In addition, we plan to increase employee productivity through training, use of the improved technology from our new Enterprise Resource Planning (“ERP”) system, and a heightened focus on our customer relationship management (“CRM”) initiatives.

Customers

GTSI’s sales are predominantly generated from multiple agencies and departments of the U.S. Federal Government, either directly or ultimately through prime contractors. Our revenue from the federal government accounted for approximately 95%, 98% and 97% of our sales during 2004, 2003 and 2002, respectively. Federal government sales were earned from numerous agencies and departments as approximated below:

	2004	2003	2002
Department of Defense	37%	41%	41%
Civilian Agencies and Departments	42	41	38
Prime Contractors	21	18	21
Total	100%	100%	100%

Contracts

GTSI achieves its sales through federal, state and local government contracts and open market procurements. Our contracts with the federal government include a General Services Administration (“GSA”) Schedule contract, Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts and Blanket Purchase Agreements (“BPAs”). We pursue formal government bids for IDIQ contracts and BPAs. Substantially all of these bids are awarded on a “best value” to the government basis (which, depending on the bid, can be a combination of price, technical expertise, past performance on other government contracts and other factors). We seek to use our partner contacts, purchasing power, distribution strength and procurement expertise to compete successfully on these bids. These major procurements may equal millions of dollars in total revenue, span multiple years and provide a purchasing vehicle for many government agencies. In some cases, various government agencies levy an administrative fee on purchases made by departments outside of the agency that awarded the contract. These fees are collected by GTSI and remitted to the respective agency on a contract specified payment schedule. Items offered under our contracts include platform solutions, peripherals, maintenance, training and services. All of our contracts allow for the addition of products under certain circumstances. Additional details regarding our platform solutions and peripherals are provided in the Products, Solutions, and Services subheading in this Business section.

General Services Administration

GTSI holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. In March 2002, the government formally exercised its first of three five-year options to extend the GTSI contract through 2007. GSA contracts provide all government agencies, certain international organizations, authorized prime contractors, and state and local governments with an efficient and cost-effective means for buying commercial products. GSA purchasers may place unlimited orders for products under GSA contracts.

Our GSA contract contains price reduction clauses requiring that we pass on to government customers certain reduced prices we may receive from our partners, but prohibits us from passing on price increases for a period of one year. To mitigate the potentially adverse impact of any such price increase, we require substantially all of our partners who supply our GSA contract to provide us with supply and price protection.

Indefinite Delivery/Indefinite Quantity

IDIQ contracts offer greater flexibility than GSA contracts because they allow products to be added quickly and allow contractors more pricing flexibility. IDIQ contracts are pre-competed; therefore, orders placed under these contracts are not subject to protest unless the order is beyond the scope of the contract. There are three types of IDIQ contracts: government-wide acquisition contracts (“GWAC”), multi-agency contracts (“MAC”), and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single federal agency for government-wide use upon approval by the Office of Management and Budget, while MACs accept orders from other agencies under the authority of the Economy Act.

Details regarding our IDIQ contracts are as follows:

Contract Name	IDIQ Type	Contracting Agency	Expiration Date
Scientific Engineering Workstation Procurement III(a)	GWAC	NASA	July 30, 2006
Electronic Commodity Store III	GWAC	NIH(b)	Nov. 26, 2012
Maxi-Minis and Databases	MAC	Army	May 25, 2005(c)
Information Technology Enterprise Solutions	MAC	Army	Nov. 1, 2006(c)
Procurement of Computer Hardware and Software -2	single agency	Veterans Administration	April 2, 2005(c)

(a) Comprises three contracts which each relate to a specific category of IT products

(b) National Institute of Health

(c) Contract contains extension options

The products are sold under the contract at a fixed price; however, the government typically negotiates a lower price for large quantity or high value orders.

Blanket Purchase Agreements

Individual GSA ordering agencies may enter into GSA-authorized BPAs with GSA contract holders. BPAs are similar to second-tier contracts under a contractor’s GSA contract. BPAs enable agencies to obtain better pricing based on volume ordering and they decrease an agency’s administrative costs by streamlining the ordering process.

GTSI maintains several Federal Supply Schedule BPAs that are authorized under our GSA Schedule 70 contract. GSA authorized BPAs incorporate many terms, conditions and products offered on GSA Schedule contracts, often at prices lower than those available on the GSA schedules. We normally enter into separate agreements with partners to offer reduced BPA prices to the government. Our BPAs are agency specific and allow us to focus specific partner relationships on specific customers.

State and Local

In 2003, GTSI was awarded U.S. Communities, a multi-state contract available to cities, counties, special districts (airport, water, etc.), state agencies, schools and large non-profits such as hospitals and clinics. In addition, GSA now allows state and local government agencies to utilize GSA Schedules. Multi-state contracts enable individual states to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. The initial term of the U.S. Communities contract expires on May 1, 2006 and the contract has three one-year extension options.

The products are sold under the contract at a fixed price; however, governments typically negotiate a lower price for large quantity or high value orders. In addition, these contracts include an administrative fee calculated on the product price. We collect this fee and remit it on a quarterly basis to the contract’s administering agency.

Many purchases in the state and local government market are still made through individual competitive procurements, although many state and local governments issue invitations to bid for statewide computer term contracts. State and local procurements typically require formal responses from a prospective bidder. Each state maintains a separate code of procurement regulations that must be understood. Compliance is required to successfully market and sell to individual states. GTSI currently maintains several state and local IT contracts, regularly submits oral and written bids to state and local governments and is on a number of state and local government bid lists.

Open Market

We also sell many IT products through open market procurements. These procurements are separate and apart from GSA Schedules, IDIQs and BPAs. Open market procurements include simplified acquisition procedures, requests for quotes, invitations for bids and requests for proposals. GTSI is on most government bid lists relevant to its product offerings and responds with proposals to hundreds of such bid solicitations each year. We also sell to prime contractors to the government, including systems integrators, through open market procurements.

Products, Solutions and Services

GTSI is a leading, dedicated business-to-government provider of IT solutions. We continuously monitor and evaluate existing and emerging technologies to ensure that we offer our customers state-of-the-art technology products and solutions. GTSI also offers simplified buying through our website, gtsi.com.

Hardware

GTSI has strong strategic relationships with global market leaders such as Sun Microsystems, HP, Panasonic, Cisco Systems, Network Appliance, IBM, Dell, Gateway, Apple, APC and SGI. It also has resources dedicated to incubating new partners as technology develops and emerges. Whether it is high-performance computing, physical security or telecommunication technology, GTSI offers state-of-the-art hardware solutions targeted at meeting a wide variety of customer needs. In addition to reselling workstations, desktops, laptops, notebooks, servers, facsimile products, and internet and extranet products; peripherals resold by us include disk drives, CD-ROM and DVD drives, printers, monitors, scanners, modems and related products. Our networking products including LANs, WANs, metropolitan area networks, and personal area networks are supplemented by GTSI services, which include assisting customers in selecting, configuring, installing and maintaining networks. Through its extensive relationships, GTSI is able to secure state-of-the-art hardware to meet ever changing customer needs.

Software

We provide products and solutions from virtually every leading desktop and enterprise software publisher including Adobe, BEA, BMC/Remedy, Citrix, Computer Associates, IBM, McAfee, Mercury, Microsoft, Novell, Oracle, Red Hat and Symantec/Veritas. GTSI’s breadth of software providers is one of the broadest in the industry.

Solutions

GTSI has a number of Enterprise Technology Practices. Each practice brings together talent that is focused on specific industry and technical disciplines. Practices include focused concentration in software, physical security, enterprise security, satellite, power, networks, telecommunications, enterprise computing, storage and mobile technologies. The practices are designed to provide a thorough understanding and alignment to specific partners such as Sun Microsystems, Cisco Systems, Hewlett Packard, IBM and Panasonic. Each team includes professionals with extensive industry knowledge and experience in systems engineering, project management and customized solution development.

Services and Warranty

We provide professional management of the creation and delivery of services to our customers. GTSI’s services solutions capitalize on core business capabilities through managed fulfillment and support services, implementation of technical product services and technology consulting services, either through our own business resources or through our alliance with partners. GTSI typically offers warranties on products for the same term as the manufacturer’s warranty. We also sell extended warranties ranging from three to five years beyond the manufacturer’s warranty on certain products.

The following table indicates, for the years ended December 31 (dollars in millions), the approximate sales by product category along with related percentages of total sales.

Products	2004		2003		2002
Hardware	$834.1	77.5%	$692.5	72.6%	$673.7	72.1%
Software	155.7	14.5	154.5	16.2	196.4	21.0
Resold third-party service products	66.6	6.2	91.2	9.5	50.8	5.4
Services	19.7	1.8	15.9	1.7	13.8	1.5
Total	$1,076.1	100.0%	$954.1	100.0%	$934.7	100.0%

Partner Relationships

To offer our customers a centralized source for their IT needs, we establish and maintain relationships with key partners. GTSI offers partners a number of advantages including:

•       Proactive sales of products and solutions;

•       Access to the government market through a significant number of diverse contract vehicles and a large and experienced sales organization;

•       Helping to lower costs to comply with procurement regulations involved in selling directly to the government market;

•       Facilitate the reduction of costs related to reduction or elimination of selling, marketing and various administrative programs; and

•       Participation in value-added services, including numerous government-specific marketing programs and end-user technical support.

The terms of agreements with our partners vary widely but typically permit us to purchase products for resale to the government market. Virtually none of our agreements require us to purchase any specified quantity of product. GTSI typically requires partners, acting as suppliers to us under our term government contracts to provide us with supply and price protection for the duration of such contracts. Other than supply agreements under term government contracts, our partner agreements are typically terminable by the partner on short notice, at will or immediately upon default by GTSI, and may contain limitations on partner liability. These partner agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits for a restocking fee or in exchange for other products of such partner. We also purchase some products from independent distributors.

Our partners provide us with various forms of marketing and sales assistance, including sales incentives and market development funds. Partners provide sell-through and other sales incentives in connection with certain product promotions. Additionally, key partners participate with us in cooperative advertising and sales events and typically provide funding that can offset all or part of the costs of such efforts.

Inventory Management

Aggressive inventory management allows us to limit our inventory investment. We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources. During 2004, we purchased approximately 75% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources.

We manage our inventory in an aggressive, cost-efficient manner, resulting in a rapid-turn inventory model. We generally only stock items that have consistent customer demand. Our distribution process is highly automated with real-time shipment tracking and status system. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. We implemented an RFID Solution in January, 2005, which enables us to apply RFID tags to case and pallet-load shipments that meet published Department of Defense requirements.

We generally ship products by UPS, FedEx, DHL and other commercial delivery services and, where applicable, invoice customers for shipping charges.

Marketing and Sales

GTSI Marketing develops and manages our branding and positioning activities on a worldwide basis. These activities inform the government market of our capabilities and value proposition in order to acquire new customers and improve retention of existing business. Most activities are funded by our partners in exchange for the entry that GTSI’s relationships and knowledge offer in selling to the government. Each activity is fully integrated with other GTSI marketing programs to provide compelling awareness, consistency across media and a maximum return on investment.

Our marketing activities include sponsorship of major trade shows and customer events, advertising in broadcast media, solutions focused collateral, e-commerce Web sites located at gtsi.com, pinpointed e-mail marketing, outbound telemarketing and sales-related incentive programs. We develop and distribute two publications: “ClarITy”, an enterprise solution focused magazine and “The GTSI Catalog”, an IT product focused directory. In addition, GTSI advertising is a familiar and welcome face on the pages of virtually all government related publications.

GTSI recognizes that the size and diversity of the government market make it imperative for us to identify and understand the needs of our customers. Through years of intensive effort, GTSI has compiled and maintained a proprietary database that contains an extensive list of agency procurement and contracting officers, information resource managers, senior policy makers, technology influencers, end-users, systems integrators, VARs and prime contractors. We use this database to target our marketing efforts and perform data mining for various market research purposes. We conduct frequent customer surveys to assess the opinions and interests of our customer base.

Our sales organization is focused on understanding the current and emerging needs of our customers and to provide products, services and bundled solutions to meet those needs. Our sales organization continues to provide deep coverage for existing customers while expanding sales coverage to focus on new accounts and new product and service offerings to current customers. Our Customer Teams work closely with our Enterprise Technology Practices to best meet the requirements of our customers.

We offer lease and finance solutions to our customers as an alternative to outright purchase. This growing practice warranted a more structured approach to support the business. Therefore, we established GTSI Financial Services in 2004 as a wholly owned subsidiary of GTSI Corp. to respond to our government customer’s budget constraints and need for financial solutions. GTSI Financial Services offers lease and financing programs under existing contracts as an alternative to purchasing equipment. The subsidiary’s focus is to enable government customers to proactively manage technology lifecycles with existing budget limitations.

Competition

The government IT market is highly competitive and subject to rapid change. GTSI competes with a number of competitors including certain leading hardware manufacturers, systems integrators, resellers, commercial computer retail chains and distributors.

We believe that the principal competitive factors in the government IT market in which we compete include:

•       Price;

•       Expertise in government procurement processes;

•       Breadth of product line;

•       Customer and partner relationships;

•       Technical expertise;

•       Distribution capability;

•       Available inventory; and

•       Customer service and support.

We believe that competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have adverse effects on our operating results. A number of our existing and potential competitors have greater financial, marketing and technological resources than GTSI. Some of our competitors have reduced their prices in an attempt to stimulate sales. Decreasing prices of computers and related technology products and accessories resulting from competition require us to sell a greater number of products to achieve the same level of sales and gross margin. If this trend continues and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected. However, we believe we have a competitive advantage over certain of our competitors because of our procurement expertise and our ability to offer a centralized source for purchases of a wide variety of leading technology products from numerous manufacturers.

Backlog

We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of government ordering patterns and changes in inventory availability of various products. Our total backlog includes orders that have not shipped (“unshipped backlog”) as well as orders that have shipped but cannot be recognized as revenue as of the date of the financial statements due to FOB destination shipping terms. Total backlog at December 31, 2004 was approximately $86.8 million compared to $102.8 million at December 31, 2003. Unshipped backlog at December 31, 2004 was approximately $81.5 million, compared to $87.4 million at December 31, 2003.

Employees

At February 25, 2005 we had 851 employees, including 579 in sales, marketing and contract management; 108 in operations; and 164 in finance, IT, human resources, legal and other support functions. None of our employees are represented by a labor union and we have experienced no material labor-related work stoppages.

Available Information

GTSI is traded on the NASDAQ National Market under the symbol GTSI. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Web site at www.gtsi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All of GTSI’s current required Exchange Act filings with the SEC, as well as press releases and other investor relations’ information, may be obtained free of charge by request to: Investor Relations, GTSI Corp., 3901 Stonecroft Boulevard, Chantilly, VA 20151-1010. Telephone (703) 502-2540.

Risk Factors

There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some important factors that may cause actual results to differ materially from those in forward-looking statements and from historical trends.

The seasonality of our business makes our future financial results less predictable, which may adversely affect our stock price.

Our results from operations have been, and are expected to continue to be, subject to fluctuations as a result of numerous factors. The factors which make it difficult to predict our future sales volume and profits include:

•       the condition of the information technology industry in general,

•       shifts in demand for hardware and software products,

•       product life cycles,

•       significant seasonal fluctuations in our sales as a result of government buying and funding patterns,

•       fluctuations in our gross margins and the factors that contribute to this as described below,

•       the availability of price protection, purchase discounts and rebate programs from vendors,

•       how well we execute on our strategy and operating plans,

•       changes in accounting rules, such as recording expenses for employee stock option grants, and

•       customer order deferrals in anticipation of new product releases or upgrades from manufacturers.

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material effect on our business, results of operations, and financial condition that could adversely affect our stock price.

We expect gross margin to vary over time.

Overall gross margin levels may be negatively affected in the future by numerous factors including:

•       timing and size of orders from customers,

•       variation in mix of products sold,

•       increases in product or shipping costs that we cannot pass on to customers,

•       a shift in sales mix to more complex requirements on contracts with additional service elements,

•       increased price competition, and

•       increased warranty costs.

Any issue that compromises our relationship with agencies of the federal government would cause serious harm to our business.

Our sales are highly dependent on the government’s demand for IT products. Although we do not believe that the loss of any single agency or department would have a materially adverse effect on our results of operations, a material decline in overall sales to the government as a whole, or to certain key agencies thereof, could have such an effect. Among the key factors in maintaining our relationships with federal government agencies are:

•       our performance on individual contracts and delivery orders,

•       the strength of our professional reputation,

•       the relationships of our key executives with customer personnel, and

•       our compliance with complex procurement laws and regulations related to the formation, administration and performance of federal government contracts.

To the extent that our performance does not meet customer expectations, or our reputation or relationships deteriorate, this would cause a negative effect on our revenue, profitability and cash flow. Noncompliance with government procurement regulations or contract provisions could result in substantial monetary fines or damages, suspension or debarment from doing business with the government, and civil or criminal liability.

Substantially all of our government contracts are terminable at any time at the government’s convenience or upon default. If a government customer terminates one of our contracts for convenience, we may recover, at most, only our incurred or committed costs, settlement expense, and profit on work completed prior to the termination. Upon termination of a government contract for default, the government may also seek to recover the costs of procuring the specified goods and services from a different contractor. The effect of unexpected contract terminations would negatively impact our financial results.

Our success is dependent on our ability to recruit, retain and motivate talented employees.

In addition to the low unemployment rate in the Washington, DC Metropolitan area, competition for experienced management and technical, sales and support personnel in the IT industry is substantial. Our rate of sales growth would be negatively affected if we are unable to expand the size of our sales force. Financial results are also affected by the addition of personnel or other expenses in anticipation of sales growth. To attract and retain the number of employees we need to grow our business, we may have to increase our compensation levels or incur higher recruiting costs in the future. This would adversely affect our financial performance. GTSI experiences employee turnover at rates comparable to those of other companies in the Northern Virginia area. We do not anticipate material changes to our employee turnover rate in 2005. However, a significant increase in turnover would likely have a material negative impact on our productivity.

We are exposed to inventory risks.

We are exposed to inventory risks as a result of balancing the need to maintain appropriate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, vendor price protection and product return programs. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins.

Infrastructure failures could have a material adverse affect on our business.

We are highly dependent on our infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. Key to the success of our strategy to drive greater productivity and cost savings is the implementation of the final phase of our ERP system expected in 2005. If we experience problems with the implementation of this system, the resulting disruption could adversely affect our sales and margins. The transition to our new ERP system involves numerous risks including:

•       difficulties in integrating the system with our current operations,

•       diversion of management’s attention away from normal daily operations of our business,

•       initial dependence on an unfamiliar system while training personnel in its use,

•       increased demand on our support operations, and

•       potential delay in the processing of customer orders for shipment of products.

As a result of the above, our business, operating results and financial condition could be adversely affected.

We may not qualify as a small business for new contract awards.

GTSI maintains a “small business” status under its GSA Schedule contract, ITES contract and several BPAs it held in 2004 based upon its size status at the time of the contracts’ original award date. As a small business, GTSI enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

A company’s size status under a contract is based on the North American Industry Classification System (“NAICS”) Code referenced in the subject contract’s solicitation. Dependent on the NAICS Code referenced in a solicitation, GTSI may or may not qualify as a small business for new contract awards. Under a Federal Acquisition Regulation (FAR) Deviation issued on October 10, 2002 by GSA, GTSI will be required to recertify its size status on its GSA Schedule Contract no later than 2007. At such time, GTSI may not qualify as a small business for new orders under the GSA Schedule. In addition, new legislation or regulations may require GTSI to recertify its size status on its GSA Schedule sooner than 2007. We cannot predict whether we would continue to qualify as a small business at the time of recertification.

Our business depends on our vendor relationships and the availability of products.

We need to continue to obtain products at competitive prices from leading partners to provide a centralized source of price-competitive products for our customers and to be awarded government contracts. Sales of Panasonic, HP, Sun Microsystems and Cisco products comprise a substantial portion of our sales and we believe our relationships with these key partners are good. The loss of, or change in business relationship with, any of these or any other key vendors, or the diminished availability of their products, could reduce the supply and increase the costs of products we sell and negatively impact our financial results. Delays in vendor shipments of new or existing products or in the processing of incentives and credits due to GTSI would unfavorably influence our operating performance. In addition, we could be adversely affected if one or more key partners decided to:

•       sell directly to the government,

•       sell their products to our competitors on more favorable terms than to GTSI,

•       allow additional resellers to represent their products, or

•       restrict or terminate our rights to sell their products.

Adverse changes in federal government fiscal spending could have a negative effect on our business.

Changes in federal government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:

•       significant decline in spending by the federal government in general or by specific departments or agencies in particular,

•       changes in the structure, composition and/or buying patterns of the government,

•       the adoption of new laws or regulations changing procurement practices, or

•       delays in the payment of our invoices by government payment offices.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which would cause us to lose future revenue.

ITEM 2.     PROPERTIES

GTSI’s primary business is conducted from a headquarters and distribution center located in Northern Virginia. We do not own any real property. Our headquarters are located in office space of approximately 165,000 square feet in Chantilly, Virginia under long-term leases with varying expiration dates through 2008. GTSI’s primary warehousing and distribution operations are located in a facility of approximately 140,000 square-feet in Chantilly, Virginia under a lease expiring in December 2006. GTSI also has offices in several other U.S. locations, as well as overseas in Germany. We are fully utilizing all of our facilities and believe they are in good condition and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Note 14 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 3.     LEGAL PROCEEDINGS

In November 2003, GTSI Corp. (“GTSI” or the “Company”) was served with a $25 million lawsuit, with treble damages, related to an alleged breach of contract due to the termination of Ichiban, Inc., a former subcontractor. This suit was filed in Virginia Circuit Court in Fairfax County, Virginia and follows the Company’s earlier lawsuit against the former subcontractor. In November 2004, plaintiff modified the claim eliminating treble damages. Management believes the remaining claims are without merit and intends to defend vigorously this lawsuit, but the ultimate outcome of this matter is uncertain.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GTSI’s common stock is traded on the NASDAQ National Market under the symbol GTSI. As of March 1, 2005, there were 378 stockholders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

Quarter	2004		2003
First	$14.52	$11.39	$15.50	$5.25
Second	$12.63	$10.10	$9.64	$6.65
Third	$11.54	$7.86	$12.60	$8.33
Fourth	$11.12	$8.44	$13.93	$10.00

The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future.

GTSI’s transfer agent is Wachovia Bank, N.A., Shareholder Services Group, 1525 West W.T. Harris Blvd., 3C3, Charlotte, NC 28262-1153; telephone 1-800-829-8432.

The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on Thursday, April 21, 2005, at the Company’s headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

The following table summarizes information regarding GTSI’s equity compensation plans as of December 31, 2004.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,076,050	$8.2734	767,500
Equity compensation plans not approved by stockholders*	972,000	$5.9313	N/A
Total	3,048,050	$7.5265	767,500

*                    Represents an aggregate of 372,000 shares issuable under options granted from time to time to persons (other than Mr. M.D. Young) not previously employed by the Company, as an inducement essential to such persons entering into employment agreements with the Company and 600,000 shares issuable under options granted to M. Dendy Young, GTSI’s Chairman and Chief Executive Officer, in 1995 in connection with a December 15, 1995 Employment Agreement between Mr. Young and the Company.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the consolidated audited financial statements. This selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes included in this Annual Report on Form 10-K.

Statement of Operations Data:

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Sales	$1,076,148	$954,118	$934,730	$783,496	$677,754
Cost of sales	954,143	857,334	857,105	718,370	617,621
Gross margin	122,005	96,784	77,625	65,126	60,133
Operating expenses:
Selling, general and administrative	107,833	85,473	62,956	57,002	49,382
Depreciation and amortization	3,022	2,874	3,543	4,407	3,934
Impairment charge	—	5,972	—	—	—
Total operating expenses	110,855	94,319	66,499	61,409	53,316
Income from operations	11,150	2,465	11,126	3,717	6,817
Interest and other income, net	5,569	2,832	4,520	3,707	2,259
Income before taxes	16,719	5,297	15,646	7,424	9,076
Income tax provision (benefit)	6,455	2,118	6,113	2,938	(2,008)
Net income before cumulative effect of SAB No. 101 adoption	10,264	3,179	9,533	4,486	11,084
Cumulative effect of SAB 101 adoption	—	—	—	—	467
Net income	$10,264	$3,179	$9,533	$4,486	$10,617
Earnings per common share
Basic:
Basic earnings per share before cumulative effect of SAB No. 101 adoption	$1.18	$0.38	$1.15	$0.55	$1.23
Cumulative effect per share of SAB No. 101 adoption	—	—	—	—	(0.05)
Basic earnings per share	$1.18	$0.38	$1.15	$0.55	$1.18
Diluted:
Diluted earnings per share before cumulative effect of SAB No. 101 adoption	$1.09	$0.35	$1.04	$0.50	$1.20
Cumulative effect per share of SAB No. 101 adoption	—	—	—	—	(0.05)
Diluted earnings per share	$1.09	$0.35	$1.04	$0.50	$1.15
Weighted average common shares outstanding
Basic	8,664	8,349	8,302	8,144	9,021
Diluted	9,388	9,116	9,156	9,049	9,225

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	$79,027	$64,348	$62,836	$34,968	$43,659
Total assets	$296,386	$268,761	$224,918	$252,452	$227,065
Notes payable to banks	$1,179	$12,813	$7,539	$20,186	$11,925
Long-term liabilities	$3,473	$1,522	$1,640	$2,403	$2,145
Total liabilities	$204,249	$190,816	$149,427	$189,387	$168,586
Stockholders’ equity	$92,137	$77,945	$75,491	$63,065	$58,480

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our audited consolidated financial statements and notes included in Part II, Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future period. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.

Overview

GTSI is a recognized IT solutions leader, providing products and services primarily to federal government customers worldwide. One of our key differentiators is the extensive number of contract vehicles we have in our portfolio. For over two decades GTSI has served the public sector by partnering with global IT leaders such as Panasonic, HP, Cisco, Sun Microsystems and Microsoft. We seek to deliver maximum value through our broad range of products, customer service and ISO 9001:2000 certified distribution center. Through our Technology Practices, we deliver “best of breed” products and solutions to help our customers realize strong value for their IT investments.

We experienced some significant successes in 2004, including our annual revenue exceeding the $1 billion mark. We faced a number of challenges and we made significant progress in building an organization that can consistently deliver strong financial results. Our sales grew 12.8% during 2004, outpacing the underlying growth in government IT spending. We expect that GTSI will continue to outpace market growth in 2005.

As discussed in more detail throughout our MD&A:

•       Our sales increased $122.0 million from 2003 to 2004, exceeding $1 billion for the first time in GTSI history.

•       The buying and funding patterns of the government continue to have a significant positive effect on our sales and net income in the third and fourth quarters.

•       Our gross margin increased as a percentage of sales.

•       Our balance sheet remains solid, with no long-term debt.

•       Cash provided by operating activities more than tripled to $16.8 million for the year ended December 31, 2004.

We have initiated a strategic three-year growth plan designed to capitalize on the government’s heightened demand for IT services and we plan to double our revenue to $2 billion, improve our productivity and increase our gross margins.  To double our sales we will continue to leverage the strong growth of personnel in our sales and marketing organization. In addition, we are selectively, but aggressively, hiring talented employees and expect our headcount to reach approximately 950 employees by the end of 2005. We expect to expand our sales from lease arrangements for IT products and solutions in 2005.  We have essentially completed the build-out of our ERP system. After full testing and retesting, extensive training and documentation of new work processes for SOX compliance, we plan to implement the final phase of our ERP capabilities throughout GTSI in the second quarter of 2005.

In addition to the implementation of the final phase of our ERP system, several other initiatives are underway to position GTSI to reach our strategic plan goal of increased productivity including proactive supply-chain management; customer, deal, and vendor profitability assessments; and order management improvements. Management is also evaluating various CRM solutions, including the future use of our existing CRM platform. If we select a new CRM Solution, we may incur an impairment charge for the write-off of our existing CRM software.

We believe we can make significant improvements to net income. First, additional sales are expected to improve net income. Second, improved margin percentages are expected to increase bottom line growth. And third, we believe our productivity improvements will lower SG&A expense as a percentage of sales and improve net income margin.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have included below our policies that are both important to our financial condition and operating results, and require management’s most subjective and complex judgments in determining the underlying estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. Accounting estimates that management believes are most critical to our financial condition and operating results pertain to merchandise inventories, long-lived assets, warranties, contingencies and revenue recognition. We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.

Merchandise Inventories

Our inventory is stated at the lower of average cost or market value. We record a provision for excess and obsolete inventory based on assumptions about future demand and market conditions. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we would be required to increase our inventory allowance and our gross margin could be adversely affected.

During 2004 as a result of our physical inventory counts and other internal controls, we discovered two instances of inventory losses.  Losses of $0.7 million and $0.6 million were recorded, that were subsequently offset by an insurance settlement of $0.6 million. A second insurance claim is still pending. The outcome of the insurance claim, as well as the results of our ongoing investigations, could materially alter the amount of management’s estimate.

Long-Lived Assets

Long-lived assets, consisting primarily of capitalized software, furniture and equipment, are required to be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, an impairment charge is recognized. During 2003, we determined that it was not in our best interest to continue with a highly customized ERP system due to the high level of development risk and the higher total cost of ownership associated with maintaining a customized solution. We changed our strategy to a standard ERP system (“GEMS”) to lower the risk and reduce the overall project expenses. Due to this change in strategy we estimated $6.0 million of the customized ERP solution would have no future value and recorded an impairment charge in 2003. If any future events indicate the carrying amount of GEMS may exceed its fair value, we will test for recoverability which would necessitate the use of significant assumptions regarding the fair value and undiscounted net cash flows expected. During 2004, we capitalized $5.5 million related to the ERP project.

Warranties

We offer warranties on sales of certain products specific to the terms of the customer agreements. Our standard warranties require us to repair or replace defective products reported to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs at the time of sale based on our actual historical return rates and repair costs at the time of sale. We cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. Factors that impact our accrued warranty liability include the number of installed units under warranty contracts, the rate of unit failures, the cost of spare parts, and historical and anticipated cost per warranty claim under the warranty contract. As these factors are affected by actual experience and future expectations, we reevaluate the adequacy of our accrued warranty liability and adjust amounts as necessary.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Review of certain aged payables during 2004 resulted in reversals of $10.1 million and $2.5 million during the second half of 2004. A new accrual for potential payroll tax liability was estimated at $0.8 million in 2004 for employees working in our office in Germany.

Revenue Recognition

The majority of our sales relates to physical products and is generally recognized when title to the products sold passes to the customer. Based on our standard shipping terms, title generally passes upon the customer’s receipt of the products. This requires us to analyze sales near the end of reporting periods to estimate the amount of products in transit to the customer that cannot be recognized as revenue. At the time of sale, we record an estimate for product returns based on historical experience. If actual product returns are greater than estimated by management, additional expense may be incurred.

Certain of our service and solution agreements contain multiple elements that sometimes require significant contract interpretation to determine the appropriate accounting, including whether the deliverables should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element.

Historical Results of Operations

The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales*	88.7	89.9	91.7
Gross margin	11.3	10.1	8.3
Operating expenses:
Selling, general and administrative	10.0	8.9	6.7
Depreciation and amortization	0.3	0.3	0.4
Impairment charge	—	0.6	—
Total operating expenses	10.3	9.8	7.1
Income from operations	1.0	0.3	1.2
Interest and other income, net	0.6	0.3	0.5
Income before taxes	1.6	0.6	1.7
Income tax provision	0.6	0.3	0.7
Net income	1.0%	0.3%	1.0%

*                    As a result of adopting Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Product)”, we changed our reporting of certain vendor considerations. Beginning January 1, 2003, GTSI recorded vendor consideration as a reduction to Cost of Sales instead of as a reduction to Selling, General & Administrative expenses.

The following table sets forth the annual percentage changes in the dollar amounts of selected items within our consolidated statements of operations.

	Percentage Change
	2003 to 2004	2002 to 2003
Sales	12.8%	2.1%
Cost of sales	11.3%	0.0%
Gross margin	26.1%	24.7%
Operating expenses:
Selling, general and administrative	26.2%	35.8%
Depreciation and amortization	5.1%	(18.9)%
Impairment charge	(100.0)%	100.0%
Total operating expenses	17.5%	41.8%
Income from operations	352.3%	(77.8)%
Interest and other income, net	96.6%	(37.3)%
Income before taxes	215.6%	(66.1)%
Income tax provision	204.8%	(65.4)%
Net income	222.9%	(66.7)%

The following tables indicate, for the years ended December 31 (dollars in millions), the approximate sales by contract vehicle, vendor, and product category along with related percentages of total sales.

Contract Vehicles	2004		2003		2002
GSA Schedules	$299.3	27.8%	$268.0	28.1%	$276.0	29.5%
IDIQ Contracts	428.0	39.8	430.4	45.1	388.7	41.6
Open Market	238.0	22.1	159.7	16.7	107.0	11.5
Subcontracts and Other Contracts	110.8	10.3	96.0	10.1	163.0	17.4
Total	$1,076.1	100.0%	$954.1	100.0%	$934.7	100.0%

Top Five Vendors	2004		2003		2002
Panasonic	$188.0	17.5%	$162.2	17.0%	$123.5	13.2%
HP	153.4	14.3	139.3	14.6	167.7	17.9
Cisco	135.7	12.6	112.9	11.8	114.9	12.3
Sun Microsystems	131.8	12.2	130.1	13.6	110.6	11.8
Microsoft	53.7	5.0	66.5	7.0	95.6	10.2
Others	413.5	38.4	343.1	36.0	322.4	34.6
Total	$1,076.1	100.0%	$954.1	100.0%	$934.7	100.0%

Products	2004		2003		2002
Hardware	$834.1	77.5%	$692.5	72.6%	$673.7	72.1%
Software	155.7	14.5	154.5	16.2	196.4	21.0
Resold third-party service products	66.6	6.2	91.2	9.5	50.8	5.4
Services	19.7	1.8	15.9	1.7	13.8	1.5
Total	$1,076.1	100.0%	$954.1	100.0%	$934.7	100.0%

2004 Compared with 2003

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns and credits. Sales increased $122.0 million, or 12.8%, from $954.1 million in 2003 to $1.08 billion in 2004. The majority of this increase, by contract vehicle, is due to the $78.2 million increase in Open Market procurements resulting from the efforts of our expanded sales force. Sales in GSA Schedule and Subcontracts and Other Contracts categories increased 11.7% and 15.4%, respectively, from 2003 to 2004. IDIQ contract sales were relatively flat year over year.

An analysis of sales by product reveals our overall Sales increase was due to the $141.6 million rise in Hardware to $834.1 million in 2004 generated by increased sales of networking products, storage products and large server sales. This increase was partially offset by a $24.6 million decline in sales of resold third-party service products. Sales of services increased 23.9% from 2003 to 2004 to $19.7 million. We intend to grow our service revenue at a similar rate in 2005.

Although we offer our customers access to products from hundreds of vendors, 61.6% of our sales in 2004 were products from our top five vendor partners. As detailed in the preceding table, Panasonic remains our top vendor with product sales increasing $25.8 million from 2003 to 2004. Sales of Cisco and HP products also increased $22.8 million and $14.1 million, respectively, from the previous year. The increase in sales was also related to the $16.0 million decrease in backlog as of December 31, 2004 compared to 2003.

GTSI will be required to recertify our “small business” size status on our GSA Schedule Contract no later than 2007. At such time, we may not qualify as a small business. To mitigate any potential adverse affect on our sales from the loss of our small business status, GTSI has developed strategic relationships with small businesses that benefit from the small business benefits described in the Business section in Part I of this Form 10-K. GTSI acts as both a supplier and prime contractor to these small businesses. In addition, we further mitigate this risk by participating in the Mentor-Protégé Program offered under the SBAs 8(a) program, which is a business development initiative that helps socially and economically disadvantaged Americans gain access to economic opportunity. Through this program, we provide various forms of mentoring, expertise in key business areas and assistance to our protégé, Eyak Technology, LLC.

Gross Margin

Gross Margin increased $25.2 million, or 26.1%, from $96.8 million in 2003 to $122.0 million in 2004. Gross margin as a percentage of sales increased from 10.1% for 2003 to 11.3% in 2004. This increase was predominantly due to the reduction in Cost of Sales resulting from the $10.1 million non-cash extinguishment of aged vendor liabilities. Without the impact of this extinguishment, gross margin would have been 10.4% as a percentage of sales. Management is committed to continuing margin expansion. We have put in place new processes which we expect to continue to result in margin expansion including our centralized pricing initiatives.

Selling, General & Administrative Expenses

Selling, General & Administrative (“SG&A”) expenses for 2004 increased $22.5 million, or 25.5% from 2003. This increase was primarily related to approximately $6.9 million in compensation and benefits expense associated with our long-term investments in new employees to increase headcount company-wide and $6.1 million of additional commissions and commission accelerators paid on our increased sales. Management feels that by making these investments in personnel, we are now better positioned to take advantage of:

•  new opportunities in the State and Local marketplace utilizing the US Communities Contract;

•  additional federal government opportunities;

•  sales to Prime Contractors through our Integrator Solutions Group; and

•  increased lease sales to the government.

In addition, we incurred expenses of $2.0 million in consulting fees for our Sarbanes-Oxley (“SOX”) compliance and approximately $1.7 million for continued implementation of our ERP system. Legal and accounting fees increased $1.6 million due to litigation costs and the internal control audit, performed by our independent registered public accounting firm as required by SOX. Total Selling, General & Administrative expense increased 1.1% as a percentage of sales from 2003 to 2004. Management has developed a new sales commission plan for 2005 to align commissions with the goals of our strategic growth plan.

Interest and Other Income, Net

Interest and Other Income, Net increased $2.7 million, or 96.6%, from 2003 to 2004. This increase is mainly due to approximately $3.2 million increase in interest income from the sales of our leases receivable. This increased income was partially offset by the continuing decline in prompt payment discounts received from vendors. Due to the economy, fewer vendors are offering this incentive. Interest and other expense remained flat year over year.

Income Taxes

We recorded a tax provision of $6.5 million for 2004, of which $3.9 million is due to the reversal of aged accrued liabilities, based on our expected annual effective tax rate of approximately 38.6%. For 2003 we recorded a tax provision of $2.1 million at an effective rate of 40.0%. The decrease in our effective tax rate from 2003 to 2004 is due to reduced state income taxes and a reduction in permanent non-deductible items as a percentage of earnings before taxes. The main difference between our effective tax rate in 2004 and the statutory rate are state income taxes.

2003 Compared with 2002

Sales

Net sales in 2003 increased $19.4 million to $954.1 million, or 2.1% over 2002. Sales under IDIQ and Open Market contracts increased $41.7 million and $52.7 million, respectively. IDIQ sales increased due primarily to increased sales on one of our mature contracts combined with full year sales on a contract that began at the end of 2002. Sales in the Subcontracts and Other Contracts category decreased 41.1% to $96.0 million due primarily to decreased volume on subcontracts with prime contractors, specifically on the FBI’s Trilogy contract. Our sales of Panasonic products increased $38.7 million, or 31.3%, from 2002 to 2003 replacing HP as our top vendor. Sun Microsystem’s product sales also marked a significant increase of 19.5% year over year. Sales of Microsoft declined $29.1 million, or 30.4% from 2002. This decline also contributed to our overall decrease in software sales. When reviewed by product type, this decrease was offset predominantly by the $40.4 million increase in sales from resold third-party service products related to the increased volume of productized service and maintenance contracts. Hardware sales also increased a moderate $18.8 million from 2002 to 2003.

Gross Margin

Gross Margin increased $19.2 million, or 24.7%, to $96.8 million from $77.6 million in 2002. Gross margin as a percentage of sales also increased to 10.1% for 2003 from 8.3% for 2002. This increase is due primarily to the January 1, 2003 adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Product)”, which resulted in recording certain vendor funds as a reduction in Cost of Sales instead of Selling,

General & Administrative expenses. For comparative purposes, if we applied EITF No. 02-16 to the year ended December 31, 2002, our gross margin would have increased from $90.0 million to $96.8 million. The gross margin percentage would have increased from 9.6% for 2002 to 10.1% for 2003. The primary reason for the increase in margins on this comparative basis is due to an increase in the volume of the vendor incentive funds received in 2003 compared to 2002.

During the second quarter of 2003, our sales organization was successful in securing an order for software inventory that had been reserved for during 2002. As a result, we reversed a $1.4 million reserve. This benefit partially contributed to the increase in the gross margin percentage for the year.

Selling, General & Administrative Expenses

SG&A expenses for the year ended December 31, 2003 increased $21.8 million to $88.3 million from $66.5 million for 2002. A large portion of this increase was a result of the adoption of EITF No. 02-16. For comparative purposes, Selling, General & Administrative expenses for the year ended December 31, 2002 would have been $78.8 million if EITF No. 02-16 was applied to 2002. In addition to the impact of this new accounting pronouncement, Selling, General & Administrative expenses increased due to higher personnel costs due to increased headcount primarily in the Sales and Technology Team organizations. When an organization adds resources to its sales teams, there is a ramp-up period before these new sales personnel are fully optimized.

During 2002, we determined that it was remote that certain accrued obligations would need to be paid. Accordingly, the associated obligation of $1.4 million was reversed. SG&A expenses as a percentage of sales increased to 9.3% for 2003 from 7.1% in 2002. Applying the impact from EITF No. 02-16 to the year ended December 31, 2002 for comparison purposes, SG&A expenses would have been 8.4% in 2002.

Impairment charge

In the fourth quarter of 2003 we recorded an impairment charge of $6.0 million related to the impairment of capitalized software because we determined that it was not in our best interest to continue to pursue a highly customized ERP solution due to the high level of development risk and the higher total cost of ownership associated with maintaining a customized solution. We changed our strategy and decided to implement a standard ERP system that is expected to lower the risk, compress the delivery time, provide significant value sooner, and reduce overall project expenses. Due to this change in strategy, $6.0 million of the capitalized assets related to the customized solution was determined to have no future economic value. The enterprise software and hardware for a standard ERP system purchased to date will be fully utilized in the roll-out of the new ERP.

Interest and Other Income, Net

Interest and Other Income, Net is the amount of interest income, prompt payment discounts, and other income reduced by interest and other expenses. Interest and other income, net, decreased $1.7 million, from $4.5 million to $2.8 million, or 37.8%, in 2003 compared to 2002. Interest and other income decreased by $2.1 million and interest and other expense decreased $0.4 million over 2002. The decline in interest income is primarily due to a $1.3 million decrease in prompt payment discounts partially combined with a $0.4 million decrease in interest income from lease receivables. Other income decreased $0.3 million due primarily to a $0.5 million gain on the sale of equipment leases in the first quarter of 2002 that did not occur in 2003. Interest and other expense decreased $0.4 million from 2002 to 2003 due primarily to improved cash management practices allowing us to rely less on the Credit Facility throughout the year.

Income Taxes

Our effective tax rate in 2002 was 39.1% resulting in a tax provision of $6.1 million. The difference between the effective rate and the statutory rate is primarily state taxes and permanent non-deductible items.

Seasonal Fluctuations

We have historically experienced and expect to continue to experience significant seasonal fluctuations in our operations as a result of government buying and funding patterns. The unpredictability of the factors affecting such seasonality makes our annual and quarterly financial results difficult to predict and subject to significant fluctuation. While sales to the U.S. Government are usually weaker in the first and second quarter and stronger in the third and fourth quarter, our Selling, General & Administrative expenses are more level throughout the year. As such, first and second quarter earnings are typically well below those of the third and fourth quarters. Our stock price could be adversely affected if any such financial results fail to meet the financial community’s expectations.

The following tables show our results of operations, sales by contract, and sales by vendor on a quarterly basis. This information has been included to provide additional insight into the seasonal nature of our business.

	2004
	Q1	Q2	Q3	Q4	Total
	(in millions except per share data)
Sales	$178.6	$239.0	$330.6	$327.9	$1,076.1
Cost of sales	160.5	217.5	283.9	292.2	954.1
Gross margin	18.1	21.5	46.7	35.7	122.0
Selling, general & administrative expenses	21.7	24.6	30.4	34.2	110.9
(Loss) income from operations	(3.6)	(3.1)	16.3	1.5	11.1
Interest and other income, net	1.3	0.5	1.0	2.8	5.6
(Loss) income before taxes	(2.3)	(2.6)	17.3	4.3	16.7
Income tax (benefit) provision	(0.9)	(1.0)	6.8	1.5	6.4
Net (loss) income	$(1.4)	$(1.6)	$10.5	$2.8	$10.3
Basic (loss) earnings per share	$(0.16)	$(0.18)	$1.21	$0.31	$1.18
Diluted (loss) earnings per share	$(0.16)	$(0.18)	$1.13	$0.29	$1.09

	2004 Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	(dollars in millions)
Contract Vehicles
GSA Schedules	$42.2	23.6%	$54.8	22.9%	$105.7	32.0%	$96.6	29.5%
IDIQ Contracts	72.9	40.8	93.1	39.0	127.6	38.6	134.4	41.0
Open Market	36.0	20.2	59.8	25.0	72.9	22.0	69.3	21.1
Subcontracts and other contracts	27.5	15.4	31.3	13.1	24.4	7.4	27.6	8.4
Total	$178.6	100.0%	$239.0	100.0%	$330.6	100.0%	$327.9	100.0%
Top Five Vendors
Panasonic	$34.4	19.3%	$36.2	15.1%	$65.6	19.8%	$51.8	15.8%
HP	18.2	10.2	31.5	13.2	47.7	14.4	56.0	17.1
Cisco	23.1	12.9	20.8	8.7	50.1	15.1	41.7	12.7
Sun	20.4	11.4	37.4	15.6	40.3	12.2	33.7	10.3
Microsoft	7.7	4.3	8.3	3.5	28.8	8.7	8.9	2.7
Other	74.8	41.9	104.8	43.9	98.1	29.8	135.8	41.4
Total	$178.6	100.0%	$239.0	100.0%	$330.6	100.0%	$327.9	100.0%

	2003
	Q1	Q2	Q3	Q4	Total
	(in millions except per share data)
Sales	$178.9	$189.7	$273.1	$312.4	$954.1
Cost of sales	162.8	167.0	245.6	281.9	857.3
Gross margin	16.1	22.7	27.5	30.5	96.8
Selling, general & administrative expenses	19.7	21.6	22.6	24.4	88.3
Impairment charge	—	—	—	6.0	6.0
Total operating expenses	19.7	21.6	22.6	30.4	94.3
(Loss) income from operations	(3.6)	1.1	4.9	0.1	2.5
Interest and other income, net	(0.7)	(0.8)	(0.8)	(0.5)	(2.8)
(Loss) income before taxes	(2.9)	1.9	5.7	0.6	5.3
Income tax (benefit) provision	(1.1)	0.8	2.2	0.2	2.1
Net (loss) income	$(1.8)	$1.1	$3.5	$0.4	$3.2
Basic earnings per share	$(0.21)	$0.14	$0.42	$0.04	$0.38
Diluted earnings per share	$(0.21)	$0.13	$0.39	$0.04	$0.35

	2003 Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	(dollars in millions)
Contract Vehicles
GSA Schedules	$51.9	29.0%	$53.9	28.4%	$77.6	28.4%	$84.6	27.1%
IDIQ Contracts	78.9	44.1	83.3	43.9	119.8	43.9	148.4	47.5
Open Market	27.0	15.1	28.5	15.0	50.5	18.5	53.7	17.2
Subcontracts and other contracts	21.1	11.8	24.0	12.7	25.2	9.2	25.7	8.2
Total	$178.9	100.0%	$189.7	100.0%	$273.1	100.0%	$312.4	100.0%
Top Five Vendors
Panasonic	$34.8	19.5%	$33.6	17.7%	$48.4	17.7%	$45.4	14.5%
HP	30.3	16.9	28.6	15.1	38.9	14.2	41.5	13.3
Sun Micro.	19.7	11.0	34.8	18.3	38.9	14.2	36.7	11.7
Cisco	20.5	11.5	18.1	9.5	32.2	11.8	42.1	13.5
Microsoft	14.9	8.3	17.1	9.0	19.3	7.1	15.2	4.9
Other	58.7	32.8	57.5	30.4	95.4	35.0	131.5	42.1
Total	$178.9	100.0%	$189.7	100.0%	$273.1	100.0%	$312.4	100.0%

Liquidity and Capital Resources

Cash flows for the year ended December 31,

	2004	2003	Change
	(in millions)
Cash provided by operating activities	$16.8	$4.6	$12.2
Cash used in investing activities	$(7.5)	$(7.9)	$(0.4)
Cash (used in) provided by financing activities	$(9.1)	$3.4	$12.5

Cash provided by operating activities for the year ended December 31, 2004 was $16.8 million, an increase of $12.2 million from cash provided for the year ended December 31, 2003. This increase was primarily due to improved collections of trade accounts receivable. Total accounts receivable provided $10.7 million more to operations in 2004 compared to 2003. In the latter half of 2004, we implemented new processes related to cash management that we feel had, and will continue to have, a positive impact on cash from operations.

Cash used in investing activities was relatively constant from 2003 to 2004 and consisted principally of investments in our ERP system.

Cash used in financing activities of $9.1 million during 2004 was due primarily to the net payments on our line-of-credit of $11.6 million. This amount was partially offset by $3.4 million in proceeds from stock options and employee stock purchase plan activity. During 2003, we received cash proceeds of $5.3 million from net borrowings and used $4.0 million in the first half of 2003 to purchase GTSI’s common stock from third party shareholders. During the year ended December 31, 2004, we did not purchase any GTSI common stock.

Bank Credit Facility

We have a $125 million credit facility with a group of banks (the “Credit Facility”). The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products (the “Wholesale Financing Facility”). The Credit Facility, unless terminated earlier, will continue after the maturity date of February 28, 2006 from year to year, unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period. We are currently negotiating with our lead lender to increase the size of the Credit Facility and add other partners. We expect to conclude these negotiations during the first half of 2005. Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of our assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of our inventory. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carries an interest rate indexed to London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios. In 2004, GTSI and its lenders signed three amendments to the Revolver to add a new lender and add GTSI’s wholly owned subsidiaries, Technology Logistics, Inc. and GTSI Financial Services, as borrowers.

At December 31, 2004 and 2003, GTSI’s interest rate under the Credit Facility was 4.17% and 2.88%, respectively. We were in compliance with all financial covenants set forth in the Credit Facility and had available credit of $59.0 million at December 31, 2004 and $90.4 million at December 31, 2003.

Capital Resources and Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. During the first quarter of 2004, we were able to pay completely our notes payable to banks. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our Wholesale Financing Facility to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations. Nonetheless, we may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rates, to finance our working capital requirements or other strategic initiatives. GTSI believes that such capital sources will be available to us on acceptable terms, if needed. During 2004 and 2003 we made capital expenditures of $5.5 million and $6.0 million, respectively, for capitalized consulting costs associated with the implementation of our ERP system and the purchase of software for internal use, respectively.

Contractual Obligations (in millions)

	Total	Less Than 1 Year	1-3 Years	3-5 Years
Operating Lease Obligations	$ 8.0	$ 2.9	$ 3.8	$ 1.3
Notes Payable to Banks	1.2	1.2	—	—
Total Contractual Obligations	$ 9.2	$ 4.1	$ 3.8	$ 1.3

At December 31, 2004 GTSI was obligated under an operating lease to provide our landlord with a letter of credit in the amount of $0.8 million as a security deposit for all tenant improvements associated with the lease. In February, 2005 an amendment to the lease was executed which reduced the letter of credit to $0.2 million. GTSI was also obligated to provide a letter of credit in the amount of $1.75 million to guarantee the performance by GTSI of all obligations under a customer contract. This letter of credit will expire on August 31, 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123R supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. As permitted by FAS No. 123, GTSI currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognizes no compensation costs for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1G to our consolidated financial statements in Part II, Item 8 of this Form 10-K. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flow in periods after adoption. FAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we will adopt the standard beginning July 1, 2005. The Statement offers several alternatives for implementation. At this time, management plans to use the modified prospective transition method. We are also evaluating the impact of FAS 123R on our employee stock purchase plan and may decrease our current 15% upfront purchase discount to employees.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of APB No. 43, Chapter 4,” (“FAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. The amendments made by FAS 151 also clarify the circumstances under which fixed overhead costs associated with operating facilities used in inventory processing should be capitalized. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We are presently analyzing the potential impact of this statement but do not expect the adoption of FAS 151 will have a significant impact on our financial position or results of operations.

Outlook

As of December 31, 2004, our sales surpassed $1 billion for the first time. We have initiated a strategic three-year growth plan designed to capitalize on the government’s heightened demand for IT services and we plan to double our revenue to $2 billion, improve our productivity and increase our gross margins. To double our sales we will continue to leverage the strong growth of personnel in our sales and marketing organization. In addition, we are selectively, but aggressively, hiring talented employees and expect our headcount to reach approximately 950 employees by the end of 2005. We expect to expand our sales from lease arrangements for IT products and solutions in 2005. We have essentially completed the build-out of our ERP system. After full testing and retesting, extensive training and documentation of new work processes for SOX compliance, we plan to implement the final phase of our ERP capabilities throughout GTSI in the second quarter of 2005.

In addition to the implementation of the final phase of our ERP system, several other initiatives are underway to position GTSI to reach our strategic plan goal of increased productivity including proactive supply-chain management; customer, deal, and vendor profitability assessments; and order management improvements. Management is also evaluating various CRM solutions, including the future use of our existing CRM platform. If we select a new CRM Solution, we may incur an impairment charge for the write-off of our existing CRM software.

We believe we can make significant improvements to net income. First, additional sales are expected to improve net income. Second, improved margin percentages are expected to increase bottom line growth. And third, we believe our productivity improvements will lower SG&A expense as a percentage of sales and improve net income margin.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GTSI had a $125 million credit facility indexed at LIBOR plus 1.75 percentage points as of December 31, 2004. This variable rate credit facility subjects GTSI to potential borrowing cost exposure resulting from changes in interest rates. In recent years, we have not borrowed such significant amounts that any movement in interest rates has had a material effect on our earnings or cash flows. Accordingly, at current borrowing levels, we do not believe that any move in interest rates would have such an effect. If GTSI were to significantly increase borrowings under its Credit Facility, then future interest rate changes could potentially have such a material impact on earnings.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GTSI Corp.:

We have audited the accompanying consolidated balance sheets of GTSI Corp. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTSI Corp. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003, the Company changed its method of accounting for certain consideration received from vendors.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of GTSI Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 11, 2005

GTSI CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash	$397	$177
Accounts receivable, net	202,742	172,370
Leases receivable, net	7,864	9,618
Merchandise inventories	59,184	55,987
Other current assets	9,616	15,490
Total current assets	279,803	253,642
Property and equipment, net	15,183	10,670
Other assets	1,400	4,449
Total assets	$296,386	$268,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,179	$12,813
Accounts payable	173,218	152,435
Accrued liabilities	14,734	11,168
Deferred revenue	9,216	8,323
Accrued warranty liabilities	2,429	4,555
Total current liabilities	200,776	189,294
Other liabilities	3,473	1,522
Total liabilities	204,249	190,816
Commitments and contingencies—See Note 14
Stockholders’ equity
Preferred stock—$0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock—$0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 8,987,643 outstanding at December 31, 2004; and 9,806,084 issued and 8,505,045 outstanding at December 31, 2003	49	49
Capital in excess of par value	46,817	45,911
Retained earnings	50,395	40,131
Treasury stock, 818,441 shares at December 31, 2004 and 1,301,039 shares at December 31, 2003, at cost	(5,124)	(8,146)
Total stockholders’ equity	92,137	77,945
Total liabilities and stockholders’ equity	$296,386	$268,761

;x

The accompanying notes are an integral part of these financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
SALES	$1,076,148	$954,118	$934,730
COST OF SALES	954,143	857,334	857,105
GROSS MARGIN	122,005	96,784	77,625
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	110,855	88,347	66,499
IMPAIRMENT CHARGE	—	5,972	—
TOTAL OPERATING EXPENSES	110,855	94,319	66,499
INCOME FROM OPERATIONS	11,150	2,465	11,126
INTEREST AND OTHER INCOME
Interest and other income	5,880	3,119	5,198
Interest and other expense	(311)	(287)	(678)
Interest and other income, net	5,569	2,832	4,520
INCOME BEFORE INCOME TAXES	16,719	5,297	15,646
INCOME TAX PROVISION	6,455	2,118	6,113
NET INCOME	$10,264	$3,179	$9,533
EARNINGS PER SHARE
Basic	$1.18	$0.38	$1.15
Diluted	$1.09	$0.35	$1.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	8,664	8,349	8,302
Diluted	9,388	9,116	9,156

The accompanying notes are an integral part of these financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Common Stock		Capital in			Total
	Shares Outstanding	Amount	Excess of Par Value	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, December 31, 2001	8,163	$49	$43,434	$27,419	$(7,837)	$63,065
Stock options exercised	406	—	201	—	2,298	2,499
Employee stock purchase plan	141	—	120	—	387	507
Common stock repurchase	(100)	—	—	—	(797)	(797)
Tax benefit of stock options exercised	—	—	684	—	—	684
Net income	—	—	—	9,533	—	9,533
Balance, December 31, 2002	8,610	49	44,439	36,952	(5,949)	75,491
Stock options exercised	355	—	155	—	882	1,037
Employee stock purchase plan	147	—	203	—	891	1,094
Common stock repurchase	(607)	—	—	—	(3,970)	(3,970)
Tax benefit of stock options exercised	—	—	1,114	—	—	1,114
Net income	—	—	—	3,179	—	3,179
Balance, December 31, 2003	8,505	49	45,911	40,131	(8,146)	77,945
Stock options exercised	398	—	(713)	—	2,489	1,776
Employee stock purchase plan	85	—	262	—	533	795
Stock based compensation	—	—	480	—	—	480
Tax benefit of stock options exercised	—	—	877	—	—	877
Net income	—	—	—	10,264	—	10,264
Balance, December 31, 2004	8,988	$49	$46,817	$50,395	$(5,124)	$92,137

The accompanying notes are an integral part of these financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,264	$3,179	$9,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,022	2,874	3,543
Impairment charge	—	5,972	—
Loss on disposal of property and equipment	—	64	593
Stock based compensation	480	—	—
Deferred taxes	4,381	502	(421)
Tax benefit of stock options exercised	877	1,114	684
Reversal of vendor payables	(10,120)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(30,372)	(41,106)	(779)
Leases receivable	1,754	(1,410)	28,851
Merchandise inventories	(3,197)	52	5,395
Other assets	6,937	(2,271)	(5,860)
Accounts payable	30,903	30,003	(28,946)
Accrued liabilities and warranty liabilities	2,333	5,728	2,397
Other liabilities	(444)	(118)	(763)
Net cash provided by operating activities	16,818	4,583	14,227
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,535)	(7,873)	(3,871)
Net cash used in investing activities	(7,535)	(7,873)	(3,871)
CASH FLOWS FROM FINANCING ACTIVITES:
(Payment of) proceeds from bank notes	(11,634)	5,274	(12,647)
Purchase of treasury stock	—	(3,970)	(797)
Proceeds from employee stock purchase plan	795	1,094	507
Proceeds from exercises of stock options	1,776	1,037	2,499
Net cash (used in) provided by financing activities	(9,063)	3,435	(10,438)
NET INCREASE (DECREASE) IN CASH	220	145	(82)
CASH AT BEGINNING OF YEAR	177	32	114
CASH AT END OF YEAR	$397	$177	$32
CASH PAID DURING THE YEAR FOR:
Interest	$214	$299	$770
Income taxes	$2,708	$1,796	$4,347

The accompanying notes are an integral part of these financial statements.

GTSI CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Nature of Operations

GTSI Corp. (collectively with its subsidiaries, “GTSI” or the “Company”) is a recognized IT solutions leader, focusing predominantly on federal, state, and local government customers worldwide. For more than 20 years, the Company has delivered hardware, software and peripherals to public sector customers by teaming with global IT leaders like HP, Panasonic, Microsoft, Sun Microsystems, and Cisco. GTSI helps its customers do their jobs more effectively through a combination of a broad range of products and services, an extensive contract portfolio, and the Company’s ISO 9001:2000 Registered logistics.

GTSI uses its unique Enterprise Technology Practices of technical experts to support a wide range of integrated IT solutions in such areas as high performance computing, advanced networking, mobile and wireless, web portals, high availability storage, and information assurance. Additionally, GTSI markets and sells products through its web site, gtsi.com, providing convenient, customized shopping zones to meet the unique and changing needs of its customers.

GTSI’s primary business is conducted from a combined headquarters and distribution center located in Chantilly, Virginia, outside of Washington DC, and has offices throughout the United States as well as overseas in Germany.

B.   Principles of Consolidation

During 2004, the Company created two new wholly owned subsidiaries: GTSI Financial Services, Inc. and Technology Logistics, Inc. (“TLI”). The consolidated financial statements include the accounts of GTSI and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in which the Company does not control the investee but has the ability to exercise significant influence over its operating and financial policies are accounted for using the equity method of accounting.

C.   Revenue Recognition

Revenue is recognized when a customer order has been executed, the sales price is fixed and determinable, delivery of services or products has occurred, and collection of the sales price is considered probable and can be reasonably estimated. Revenue from hardware and software product sales is recognized when title to the products sold passes to the customer. Based upon the Company’s standard shipping terms, FOB destination, title passes upon the customer’s receipt of the products. The Company sells third-party services, such as maintenance contracts, and recognizes revenue on a net basis at the time of sale. The Company also sells extended warranty contracts to customers that extend the warranty offered by the manufacturer for additional years. Revenue from extended warranty contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. Revenue from other services are recognized when the services are complete or on a time and materials basis. The Company may also enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software, and services. The Company recognizes revenue from these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Judgments and estimates are critical to determine if the multiple elements should be accounted for as separate accounting units. These judgments may relate to determining if the delivered item has stand alone value, if there is objective and reliable evidence of the fair value of undelivered items, and if delivery and performance of undelivered items is probable and substantially in the control of the vendor. Payments received before delivery has occurred or services have been rendered are recorded as deferred revenue.

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records freight billed to customers as Sales and the related shipping costs as Cost of Sales.

D.   Cash

Cash consists of all cash balances. Included in accounts payable at December 31, 2004 and 2003 are approximately $17.7 million and $7.7 million, respectively, which represent checks that were issued but had not cleared that would otherwise be considered a net overdraft.

E.   Concentration of Credit Risk

Accounts receivable principally represents amounts collectible from the U.S. Federal Government and prime contractors to the government. The Company periodically performs credit evaluations of its non-governmental customers and generally does not require collateral. The allowance for non-collection of receivables is based on historical trade receivable write-off experience. As of December 31, 2004 and 2003, trade accounts receivable from the federal government were $143.6 million and $122.9 million, respectively. Of these balances, trade receivables from the Department of Defense accounted for 43.7% and 51.6% in 2004 and 2003, respectively. No other single government department accounted for 10% or more of accounts receivable. Credit losses have been insignificant and within management’s expectations.

F.   Impairment of Long-Lived Assets

Long-lived assets, consisting primarily of furniture, equipment and capitalized software, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

G.   Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Accordingly, no compensation cost for stock options granted to employees was reflected in net income, as all options granted had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. The following table illustrates, in accordance with the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” the effect on net income and earnings per share if compensation costs for the Company’s stock options had been determined based on the fair value method consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	2004	2003	2002
Net income—as reported	$10,264	$3,179	$9,533
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,843)	(1,647)	(943)
Net earnings—pro forma	$8,421	$1,532	$8,590
Earnings per share—as reported
Basic	$1.18	$0.38	$1.15
Diluted	$1.09	$0.35	$1.04
Earnings per share—pro forma
Basic	$0.97	$0.18	$1.03
Diluted	$0.90	$0.17	$0.94

The Company modified its definition of an employee in its stock option plans to include employees of any entity that GTSI holds at least a 35% ownership interest. This modification triggered the requirement in Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25,” (“FIN 44”) to account for these modified awards as new awards to non-employees. As prescribed by FIN 44, the Company recorded a charge of approximately $480,000 ($295,000 net of taxes) during 2004 for stock-based compensation to non-employees based on the fair value method. No stock compensation expense to non-employees was included in net income in 2003 or 2002.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes model, the total value of options granted in 2004, 2003 and 2002 was $2.9 million, $4.3 million, and $2.8 million, respectively. These options would be amortized on a pro-forma basis based on the vesting schedule specified in the option agreement. The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2004	2003	2002
Expected life (in years)	4.2	4.0	4.0
Risk free interest rate	3.48%	3.34%	2.53%
Expected volatility	62.7%	78.1%	77.95%

Under the Black-Scholes Option pricing model, the fair value of options granted during 2004, 2003 and 2002 was $5.84, $6.24, and $5.55, respectively.

H. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under FAS 109, deferred tax assets and liabilities are computed based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. FAS 109 requires that a valuation allowance be established when necessary to reduce deferred tax assets to amounts expected to be realized.

I. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end, and the reported amount of revenue and expenses during the year. Actual results could differ from those estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include valuation allowances for receivables and inventories, and reserves for future costs to be incurred under the Company’s warranty programs.

J. Marketing Development and Cooperative Advertising Funds

The costs of advertising are expensed as incurred. Certain vendors provide GTSI with sales incentive programs. Generally, the funds received under these programs are determined based on the Company’s purchases and/or sales of the vendor’s product. The funds are earned upon performance of specific promotional programs or upon completion of predetermined objectives dictated by the vendor.

On January 1, 2003 the Company adopted EITF Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”). This pronouncement requires that consideration from vendors, such as advertising support funds and sales volume incentives, be accounted for as a reduction to cost of sales unless certain requirements are met. In accordance with EITF 02-16, the Company recorded certain vendor considerations received in 2004 and 2003 as a reduction of Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold. During 2002, the Company recorded these items as a reduction to Selling, General & Administrative expenses. If EITF 02-16 was applied to 2002, the impact would have been a reduction to net income of approximately $13,000.

K. Fair Value of Financial Instruments

At December 31, 2004 and 2003, the recorded values of financial instruments such as notes payable to banks approximated their fair values based on the short-term maturities of these instruments. As of December 31, 2004 and 2003, the Company believes the carrying amount of its current and long-term lease receivables approximates their value since the lease receivables are discounted at an interest rate that approximates market.

L. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123R supersedes APB 25 and its related implementation guidance. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. As permitted by FAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognizes no compensation costs for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on GTSI’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1G to GTSI’s consolidated financial statements. FAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flow in periods after adoption. FAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and GTSI will adopt the standard beginning July 1, 2005. The Statement offers several alternatives for implementation. At this time, management plans to use the modified prospective transition method. The Company is also evaluating the impact of FAS 123R to its employee stock purchase plan and may decrease the current 15% upfront purchase discount to employees.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of APB No. 43, Chapter 4,” (“FAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. The amendments made by FAS 151 also clarify the circumstances under which fixed overhead costs associated with operating facilities used in inventory processing should be capitalized. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is presently analyzing the potential impact of this statement but does not expect the adoption of FAS 151 will have a significant impact on its financial position or results of operations.

M. Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation.

2. Accounts Receivable

Accounts receivable consists of the following at December 31, (in thousands):

	2004	2003
Trade accounts receivable	$180,329	$153,386
Vendor and other receivables	23,422	19,683
Total accounts receivable	203,751	173,069
Less: Allowance for doubtful accounts	(1,009)	(699)
Accounts receivable, net	$202,742	$172,370

Vendor and other receivables primarily result from items billed to suppliers under various sales incentive programs.

3. Leases Receivable

The Company sells products to certain customers under sales-type lease arrangements for terms of two or three years. The Company accounts for its sales-type leases according to the provisions of SFAS No. 13 “Accounting for Leases” and, accordingly, recognizes current and long-term lease receivables, net of unearned finance income, on the accompanying balance sheets. GTSI periodically sells lease receivables to various unrelated financing companies and accounts for those sales in accordance with SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” (“FAS 140”). In accordance with the criteria set forth in

FAS 140, lease receivables amounting to $39.4 million in 2004 and $19.5 million in 2003 were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying balance sheets.

Interest and other income includes $3.7 million, $0.5 million and $1.4 million in 2004, 2003 and 2002, respectively, of interest income from lease receivables.

Total future minimum lease payments and unearned finance income due from customers under lease arrangements are as follows (in thousands):

	Total Lease Payments Due to GTSI	Unearned Finance Income	Net Principal Due
2005	$7,951	$87	$7,864
2006	445	36	409
2007	128	8	120
Total lease receivables	$8,524	$131	8,393
Less current portion			7,864
Long-term lease receivable			$529

4. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives. Furniture, equipment, software and ERP system useful lives range from three to ten years. The useful life for leasehold improvements is the lesser of the term of the lease or the life of the improvement. Costs for maintenance and repairs are charged to expense when incurred. Property and equipment consists of the following at December 31 (in thousands):

	2004	2003
Office furniture and equipment	$15,019	$13,561
Computer software	11,901	11,829
Enterprise Resource Planning System	9,482	3,976
Leasehold improvements	5,184	5,041
	41,586	34,407
Less accumulated depreciation and amortization	(26,403)	(23,737)
Property and equipment, net	$15,183	$10,670

Depreciation and amortization expense was $3.0 million in 2004, $2.9 million in 2003 and $3.5 million in 2002. During 2004 the Company began amortizing $2.9 million of the $9.5 million ERP system. The remaining $6.6 million will begin being amortized in 2005 when the project is scheduled to be completed.

5. Inventory

Merchandise inventories are valued at the lower of cost or market. Cost is determined using a weighted average method. During the third quarter of 2004, GTSI recorded a charge of approximately $0.7 million in Cost of Sales for the loss of inventory and filed a comprehensive claim with its insurance carrier. The Company received proceeds of $0.6 million from the insurance settlement during the fourth quarter of 2004, resulting in a net charge to Cost of Sales  in 2004 of $0.1 million for this issue.

During October 2004, senior management was informed that certain integrated hardware components were missing from certain hardware delivered on a customer order. This matter is currently under investigation by the Company’s management and it is not clear where or when the loss occurred through the supply chain. The Company recorded a charge of approximately $0.6 million in Cost of Sales during the fourth quarter representing the book value of the missing integrated hardware components. GTSI has filed a comprehensive claim with its insurance carrier and management believes that it is reasonably possible that the Company will recover all, or a portion of, this claim. Should the Company be successful in its collection efforts, any proceeds collected will be netted against Cost of Sales for financial statement purposes. In accordance with SFAS No. 5 “Accounting for Contingencies,” no gain contingency has been recorded in GTSI’s financial statements.

During the second quarter of 2003, the Company’s sales organization was successful in securing an order for software inventory that had been reserved for during 2002. As a result, the Company reversed a $1.4 million reserve.

6. Notes Payable and Line of Credit

The Company has a $125 million credit facility with a group of banks (the “Credit Facility”). The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products (the “Wholesale Financing Facility”). The Credit Facility, unless terminated earlier, will continue after the maturity date of February 28, 2006 from year to year, unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period. Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company’s assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of GTSI’s inventory. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carries an interest rate indexed to London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios. In 2004, the Company and its lenders signed three amendments to the Revolver to add a new lender and add GTSI’s wholly owned subsidiaries, TLI and GTSI Financial Services, as borrowers.

At December 31, 2004 and 2003, GTSI’s interest rate under the Credit Facility was 4.17% and 2.88%, respectively. The weighted average interest rates for the years ended December 31, 2004, 2003 and 2002 were 3.23%, 2.96% and 3.50%, respectively. GTSI was in compliance with all financial covenants set forth in the Credit Facility and had available credit of $59.0 million at December 31, 2004 and $90.4 million at December 31, 2003.

7. Accounts Payable

SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” states that the judicial release from an obligation results in the extinguishment of a liability. Upon the expiration of the statute of limitations in 2004, GTSI was judicially released from obligations which resulted in the Company derecognizing $10.1 million in aged accrued payables. The impact to GTSI’s financial results was a non-cash increase to gross margin of $10.1 million and an increase to net income of $6.2 million ($0.66 per share) after taxes were applied.

During 2004, the Company conducted a comprehensive review of its accounts payable. As a result of this review, management concluded that an additional $2.5 million in aged accrued payables were no longer valid liabilities. The Company reversed these liabilities, resulting in a $2.5 million increase in gross margin and a $1.5 million ($0.17 per share) increase in net income. Management will continue to conduct such a review of its accounts payable on a quarterly basis, one year in arrears.

8. Stockholders’ Equity

Stock Options

The Company has two stockholder approved combination incentive and non-statutory stock option plans, the 1994 Stock Option Plan, as amended (“1994 Plan”) and the 1996 Stock Option Plan, as amended

(“1996 Plan”). These plans provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 2,500,000 and 300,000 shares, respectively, of the Company’s common stock. The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (the “1997 Plan”) which provides for the granting of non-statutory stock options to employees (other than officers and directors) to purchase up to 300,000 shares of the Company’s common stock. In addition, GTSI has utilized a vehicle that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI (“Capitalization Vehicle”).

Under the 1997, 1996, and 1994 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options issued under the Capitalization Vehicle have a term of seven years, vest over four years and option prices typically equal the fair market value of the Company’s common stock on the date of approval by the Board of Directors.

In January 2003, the Company agreed that the unvested options held by one officer would automatically vest if a change in control of the Company occurs. The maximum compensation expense impact, if any, related to this change is $0.8 million. This change results in a new measurement date as required by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25.” No compensation expense was recorded as a result of this modification at that time or to date because the Company is unable to estimate whether a change in control will occur. The compensation expense, if recorded, would not impact the Company’s cash flows or stockholders’ equity. On May 14, 2003, the stockholders of the Company approved a change to extend the exercise period for certain options granted to its non-employee directors following cessation from the Company to the earlier of the fifth anniversary of the cessation date or the expiration date of the respective option. The maximum compensation expense impact, if any, related to these changes, is $1.8 million. On March 18, 2004, the members of the Company’s Board of Directors formally waived this right, effectively negating the potential for compensation expense impact related to the extension of stock options. Also, during 2003, an executive submitted Company mature stock with a value of $1.1 million previously purchased on the open market to pay for the exercise of 100,000 stock options pursuant to the terms of the Company’s stock option plan, which resulted in a cashless exchange of stock options for Company stock.

The following summary presents changes in the Company’s stock options outstanding under all plans as of December 31, 2002, 2003 and 2004:

	Number of Option Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2002	2,905,508	$4.55
Granted	572,000	$9.50
Forfeited or canceled	(133,417)	$7.47
Exercised	(450,982)	$4.17
Outstanding at December 31, 2002	2,893,109	$5.45
Granted	768,833	$10.47
Forfeited or canceled	(124,833)	$7.84
Exercised	(426,192)	$5.64
Outstanding at December 31, 2003	3,110,917	$6.57
Granted	558,500	$11.28
Forfeited or canceled	(223,875)	$9.04
Exercised	(397,492)	$4.47
Outstanding at December 31, 2004	3,048,050	$7.53

The following table summarizes information on stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.43-2.85	75,000	5.4	$2.81	75,000	$2.81
$2.86-4.28	885,550	1.5	$3.75	883,050	$3.75
$4.29-5.70	276,250	2.6	$5.07	274,000	$5.08
$5.71-7.13	253,500	4.6	$6.26	203,250	$6.25
$7.14-8.55	235,500	6.0	$8.21	193,500	$8.24
$8.56-9.98	218,500	4.8	$8.88	50,750	$8.84
$9.99-11.40	723,500	5.2	$11.01	254,252	$11.02
$11.41-12.83	375,250	6.0	$12.02	40,250	$11.85
$12.84-14.25	5,000	5.0	$13.67	2,500	$13.67
	3,048,050	4.0	$7.53	1,976,552	$5.84

The following table sets forth the number of options exercisable and available for grant as of December 31, 2004:

Plan	Options Exercisable	Options Available for grant
1994 plan	39,250	1,217
1996 plan	1,123,602	754,791
1997 plan	34,700	11,492
Capitalization Vehicle	779,000	N/A

Employee Stock Purchase Plan

GTSI has established an Employee Stock Purchase Plan (“ESPP”). Eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee’s compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 85% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. The ESPP purchase price is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. The Company uses its treasury shares to fulfill the obligation of both the employee withholding and the discount.

The table below summarizes the number of shares purchased by employees under the ESPP during the offering periods indicated:

Offering period ended	Number of shares purchased	Purchase price
December 31, 2004	40,994	$8.93
June 30, 2004	44,098	$9.73
December 31, 2003	81,314	$7.44
June 30, 2003	65,780	$7.44
December 31, 2002	77,858	$6.67
June 30, 2002	63,269	$6.67

The weighted average fair market value of shares under the ESPP was $9.35 in 2004, $7.44 in 2003, and $6.67 in 2002. GTSI has reserved 1,650,000 shares of common stock for the ESPP, of which 871,107 were available for future issuance as of December 31, 2004.

Purchase of Capital Stock

The Company purchased $0 and $4.0 million of GTSI’s common stock in 2004 and 2003, respectively. The shares purchased in 2003 were authorized under two stock purchase plans approved by GTSI’s Board of Directors. In February 2000, the Board of Directors approved a plan for the purchase of common stock with a limit of up to $5.25 million. In January 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company’s common stock, provided the per share price did not exceed the market price. As of December 31, 2004, $2.7 million remained available for use in purchasing common stock. Common stock purchased for the Company’s treasury are generally reissued upon the exercise of employee stock options and for the employee stock purchase plan.

9. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share, except that it includes the dilutive effect of the assumed exercise of stock options. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts) for the years ended December 31:

	2004	2003	2002
Basic earnings per share:
Net income	$10,264	$3,179	$9,533
Weighted average shares outstanding	8,664	8,349	8,302
Basic earnings per share	$1.18	$0.38	$1.15
Diluted earnings per share:
Net income	$10,264	$3,179	$9,533
Weighted average shares outstanding	8,664	8,349	8,302
Incremental shares attributable to the assumed exercise of outstanding stock options	724	767	854
Weighted average shares and equivalents	9,388	9,116	9,156
Diluted earnings per share	$1.09	$0.35	$1.04

10. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$1,826	$1,373	$5,769
State	248	243	765
	2,074	1,616	6,534
Deferred:
Federal	3,858	427	(372)
State	523	75	(49)
	4,381	502	(421)
Total income tax provision	$6,455	$2,118	$6,113

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2004	2003
Deferred tax assets:
Accounts receivable and inventory allowances	$376	$270
Accrued warranty	1,047	1,760
Bid and proposal costs	433	466
Vacation accrual	499	440
Depreciation	—	965
Rent abatement	99	129
Other reserves	551	987
Prepaid revenue	—	584
Deferred revenue	221	—
Total deferred tax assets	3,226	5,601
Deferred tax liabilities:
Web site development costs	(35)	(109)
Software development costs	(2,463)	(631)
Depreciation	(248)	—
Total deferred tax liabilities	(2,746)	(740)
Net deferred tax assets	$480	$4,861

The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2004	2003	2002
Statutory rate	34.5%	34.0%	34.0%
State income taxes, net of federal benefit	3.3	4.0	4.6
Other	0.8	2.0	0.5
Effective tax rate	38.6%	40.0%	39.1%

A tax benefit from the exercise of stock options of $0.9 million, $1.1 million, and $0.7 million was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Impairment Charge

During 2003 the Company recorded an impairment charge related to a highly customized enterprise resource planning (“ERP”) system. The Company changed its strategy and began implementing a standard ERP system to compress the delivery time and provide significant value sooner. Due to this change in strategy, the Company wrote-off $6.0 million of capitalized customization expenses determined to have no future economic value.

12.   Interest and Other Income, Net

Interest and other income, net comprises the following for the years ended December 31 (in thousands):

	2004	2003	2002
Income from prompt payment of vendor invoices	$1,390	$2,243	$3,567
Interest income from lease receivables	3,745	526	930
Other interest income	399	254	320
Other income	346	96	381
Total interest and other income	5,880	3,119	5,198
Less interest and other expense	(311)	(287)	(678)
Total interest and other income, net	$5,569	$2,832	$4,520

13.   401(k) Plan

Effective April 1991, GTSI adopted the Employees’ 401(k) Investment Plan (the “Plan”), a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All employees of the Company who are at least 21 years of age are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 30%) of their total compensation. Employee contributions are fully vested at all times. GTSI matches employee contributions 50% of the first five percent of eligible pay. In 2004, 2003 and 2002, the Company contributed approximately $1.0 million, $1.0 million and $0.9 million to the Plan, respectively.

14.   Commitments and Contingencies

Product Warranties

GTSI offers extended warranties on certain products which are generally covered for three or five years beyond the warranty provided by the manufacturer. Products under extended warranty require repair or replacement of defective parts at no cost to the customer. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts. The following table summarizes the activity related to product warranty liabilities for the years ended December 31 (in thousands):

	2004	2003
Accrued warranties at beginning of year	$4,555	$4,404
Charges made against warranty liabilities	(2,074)	(5,004)
Adjustments to warranty reserves	(1,659)	1,038
Accruals for additional warranties sold	1,607	4,117
Accrued warranties at end of year	$2,429	$4,555

Revenue from extended warranty contracts is recorded as Deferred Revenue and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	2004	2003
Deferred warranty revenue at beginning of year	$2,819	$1,996
Deferred warranty revenue recognized	(1,384)	(1,213)
Revenue deferred for additional warranties sold	1,163	2036
Deferred warranty revenue at end of year	$2,598	$2,819

Lease Commitments

The Company conducts its operations from leased real properties, which include offices and warehouses. These obligations expire at various dates through 2008. Most of the leases contained renewal options at inception, some of which have been exercised. Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $2.4 million, $2.5 million and $2.0 million, respectively. Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004 are as follows (in thousands):

2005	$2,943
2006	2,397
2007	1,414
2008	1,286
Thereafter	—
Total minimum lease payments	$8,040

Letter of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.8 million at December 31, 2004 and $1.0 million at December 31, 2003, as a security deposit for all tenant improvements associated with the lease.

At December 31, 2004, GTSI was obligated under a customer contract to provide a second letter of credit in the amount of $1.75 million to guarantee the performance by company of all obligations under this agreement. This obligation will expire on August 31, 2005.

Contingencies

In December of 2004, the Company became aware that a potential payroll tax liability existed for employees working in GTSI’s office in Germany. Management determined that a tax liability was probable and, as a result, the Company accrued approximately $0.8 million in accrued liabilities.

Legal Proceedings

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

As previously reported in the Company’s periodic filings with the SEC, in November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to an alleged breach of contract due to the termination of Ichiban, Inc., a former subcontractor. This suit follows the Company’s earlier lawsuit against the former subcontractor. In November 2004, plaintiff modified the claim eliminating treble damages. Management continues to believe the claim is without merit and intends to vigorously defend this lawsuit, but the ultimate outcome of this matter is uncertain. Management is unable to estimate the amount GTSI may have to pay, if any, related to this matter. No amounts have been accrued as of December 31, 2004.

15.   Segment Reporting

GTSI engages in business activities as one operating segment that provides hardware, software and services primarily to the U. S. Federal Government. The Company’s chief operating decision maker evaluates performance and determines resource allocation based on GTSI’s consolidated sales and operating results. The following table summarizes the Company’s sales for the years ended December 31 (in thousands):

Sales	2004	2003	2002
Hardware	$834,144	$692,543	$673,700
Software	155,724	154,468	196,400
Resold third-party service products	66,618	91,211	50,808
Services	19,662	15,896	13,822
Total	$1,076,148	$954,118	$934,730

Major Customers

All of GTSI’s sales are earned from United States’ entities. Sales to multiple agencies and departments of the U.S. Federal Government, either directly or through system integrators, accounted for approximately 95%, 98% and 97% of the Company’s consolidated sales during 2004, 2003, and 2002, respectively.

16.   Selected Quarterly Financial Data (unaudited)

The following summary illustrates selected quarterly financial data for the two years ended December 31, 2004. GTSI has historically experienced significant seasonal fluctuations in its operations as a result of government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	2004
	Q1	Q2	Q3*	Q4	Total
	(in thousands, except per share data)
Sales	$178,623	$238,990	$330,645	$327,890	$1,076,148
Gross margin	$18,082	$21,537	$46,723	$35,663	$122,005
Net (loss) income	$(1,381)	$(1,553)	$10,454	$2,744	$10,264
Basic (loss) earnings per share	$(0.16)	$(0.18)	$1.21	$0.31	$1.18
Diluted (loss) earnings per share	$(0.16)	$(0.18)	$1.13	$0.29	$1.09

	2003
	Q1	Q2	Q3	Q4	Total
Sales	$178,858	$189,737	$273,066	$312,457	$954,118
Gross margin	$16,074	$22,756	$27,497	$30,457	$96,784
Net (loss) income	$(1,763)	$1,149	$3,470	$323	$3,179
Basic (loss) earnings per share	$(0.21)	$0.14	$0.42	$0.04	$0.38
Diluted (loss) earnings per share	$(0.21)	$0.13	$0.39	$0.04	$0.35

* See note 7.

17.   Subsequent Events

On February 11, 2005 GTSI and its landlord executed a second amendment to the lease for the Company’s headquarters to reduce the letter of credit from $0.8 million to $0.2 million.

On March 3, 2005, the Company’s Board of Directors approved the acceleration of the vesting of unvested stock options with a strike price above $10.05 previously awarded to employees, officers and directors under GTSI’s stock option plans (see Note 8). Forfeiture of these accelerated options occurs on the date of termination, if the individual’s termination date from GTSI is prior to the original vesting date of such options. The vesting of these options was accelerated to avoid recognizing compensation expense in future financial statements upon the adoption of SFAS 123R.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A.   CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROL REPORT OF MANAGEMENT

The management of GTSI is responsible for establishing and maintaining adequate internal control over financial reporting. GTSI’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

GTSI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

GTSI’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 50.

Management of GTSI Corp.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Stockholders of GTSI Corp.:

We have audited management’s assessment, included in the accompanying Internal Control Report of Management, that GTSI Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GTSI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that GTSI Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GTSI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of GTSI Corp and financial statement schedule and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA
March 11, 2005

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2005 (the “Proxy Statement”) entitled “Proposal 1—Election of Directors,” “Executive Officers,” “Common Stock Ownership of Principal Stockholders and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Audit Fees,” and “Audit Committee.” The Proxy Statement will be filed with the Commission within 120 days after December 31, 2004.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Election of Directors—Compensation of Directors” and “Executive Compensation and Other Information.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Common Stock Ownership of Principal Stockholders and Management.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Proposal 1—Election of Directors—Class 1 Nominees,” “Compensation of Directors,” “Executive Compensation and Other Information—Employment Agreements and Termination of Employment and Change of Control Arrangements” And “Certain Relationships and Related Transactions.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Audit Committee” and “Audit Fees.”

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K:

(a)   Financial Statements

Financial Statement Schedules

The financial statement schedules of GTSI Corp. and subsidiaries filed are as follows:
Schedule II—Valuation and Qualifying Accounts for 2004 – 2002
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K:

On November 2, 2004, GTSI furnished a report on Form 8-K under Item 2 relating to its press release of financial information for the three and nine month periods ended September 30, 2004, and monthly sales.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 15, 2005 on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.
By:	/s/ M. DENDY YOUNG
M. Dendy Young
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ M. DENDY YOUNG
M. Dendy Young
Chairman and Chief Executive Officer
(Principal Executive Officer)
/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ THOMAS HEWITT
Thomas Hewitt
Director
/s/ LEE JOHNSON
Lee Johnson
Director
/s/ JOSEPH KEITH KELLOGG, JR.
Joseph Keith Kellogg, Jr.
Director
/s/ STEVEN KELMAN
Steven Kelman
Director
/s/ JAMES J. LETO
James J. Leto
Director
/s/ BARRY REISIG
Barry Reisig
Director

/s/ LAWRENCE J. SCHOENBERG
Lawrence J. Schoenberg
Director
/s/ JOHN M. TOUPS
John M. Toups
Director
/s/ DANIEL R. YOUNG
Daniel R. Young
Director

GTSI CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
SCHEDULE II

Years Ended December 31,	2004	2003	2002
Allowance for Doubtful Accounts
Balance at beginning of period	$699	$834	$1,413
Balance at end of period	$1,009	$699	$834

All other schedules are omitted since the required information is not present or is not present in amount sufficient to required submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation(1)
3.2	Bylaws, as amended(4)
10.1	GTSI Employees’ 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto (filed herewith)*
10.2	Employee Stock Purchase Plan, as amended to date*(4)
10.3	1994 Stock Option Plan, as amended to date*(3)
10.4	1996 Stock Option Plan, as amended to date*(4)
10.5	1997 Non-Officer Stock Option Plan, as amended to date*(3)
10.6	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility(5)
10.7	Lease dated December 10, 1997 between the Company and Petula Associates, Ltd. and Amendment for headquarters facility(5)
10.8	Employment Agreement dated January 1, 2001 between the Registrant and M. Dendy Young*(1)
10.9	Offer Letter dated June 28, 2001 between the Registrant and Terri Allen*(2)
10.10	Non-Qualified Stock Option Agreement effective July 31, 2001 between the Registrant and Terri Allen*(3)
10.11

Credit Facilities Agreement, dated as of October 23, 2003, among the Registrant, certain lenders named in such agreement, and GE Commercial Distribution Finance Corporation, as a Lender and as Agent(6)

10.12

First Amendment to Credit Facilities Agreement, dated March 12, 2004, among the Company, certain lenders named in such agreement, and GE Commercial Distribution Finance Corporation, as a Lender and as Agent (filed herewith)

10.13

Second Amendment to Credit Facilities Agreement, dated as of July 29, 2004, among the Company, certain lenders named in such agreement and GE Commercial Distribution Finance Corporation, as a Lender and as Agent(5)

10.14

Third Amendment to Credit Facilities Agreement, dated as of November 22, 2004, among the Company, certain lenders named in such agreement and GE Commercial Distribution Finance Corporation, as a Lender and as Agent (filed herewith)

10.15	Offer Letter dated December 31, 2002 between the Registrant and Thomas Mutryn*(3)
10.16	Non-Qualified Stock Option Agreement effective January 28, 2003 between the Registrant and Thomas Mutryn*(3)
10.17	Second Amendment to Deed of Lease dated February 11, 2005 between the Company and AG/ARG Avion, L.L.C. (successor-in-interest to Petula Associates, Ltd.) for headquarters facility. (filed herewith)
10.18	GTSI Corp. Long Term Incentive Plan*(7)
10.19	GTSI 2005 Executive Incentive Compensation Plan* (filed herewith)
10.20	Form of GTSI Change of Control Agreement* (filed herewith)
14.1	Code of Ethics(6)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

*                    Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(5)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(6)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)          Incorporated by reference to Appendix B of the Registrant’s 2004 Proxy Statement.