Form 10-K/A
period 2004-12-31
GTSI CORP
filed 2005-04-28
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number:     0–19394

GTSI CORP.

(Exact name of registrant as specified in its charter)

Delaware	54–1248422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 Stonecroft Boulevard, Chantilly, VA	20151-1010
(Address of principal executive offices)	(Zip Code)

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
YES  ☒       NO  ☐

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2004 was $98,698,256.

The number of shares outstanding of the registrant’s common stock on March 1, 2005 was 8,988,143.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement filed with the Securities and Exchange Commission on March 28, 2005 in connection with the Annual Meeting of Stockholders to be held on April 21, 2005.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2005 (the “Proxy Statement”) entitled “Proposal 1 - Election of Directors,” “Executive Officers,” “Common Stock Ownership of Principal Stockholders and Management,” “Code of Ethics,” “Audit Fees,” and “Report of the Audit Committee of the Board.”  The Proxy Statement will be filed with the Commission within 120 days after December 31, 2004.

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Officers,” “Executive Compensation and Other Information,” and “Compensation Committee Report on Executive Compensation.”

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

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Proposal 1 - Election of Directors,” “Continuing Directors,” “Board of Directors, Committees, and Corporate Governance,” “Proposal 2 – Amendment of the 1996 Stock Option Plan,” “Executive Compensation and Other Information,” and “Certain Relationships and Related Transactions.”

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Report of the Audit Committee of the Board” and “Audit Fees.”

ITEM  15.                                           EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K:

Exhibits

Exhibit 32 is filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on April 5, 2005 on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.

By:	/s/ M. DENDY YOUNG
Dendy Young
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 5, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ M. DENDY YOUNG
M. Dendy Young
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ THOMAS HEWITT
Thomas Hewitt
Director

/s/ LEE JOHNSON
Lee Johnson
Director

/s/ JOSEPH KEITH KELLOGG
Joseph Keith Kellogg
Director

/s/ STEVEN KELMAN
Steven Kelman
Director

/s/ JAMES J. LETO
James J. Leto
Director

/s/ BARRY REISIG
Barry Reisig
Director

/s/ LAWRENCE J. SCHOENBERG
Lawrence J. Schoenberg
Director

/s/ JOHN M. TOUPS
John M. Toups
Director

/s/ DANIEL R. YOUNG
Daniel R. Young
Director