Form 10-Q
period 2005-03-31
GTSI CORP
filed 2005-05-09
CIK 850483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         YES  ☒         NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at April 30, 2005
Common Stock, $0.005 par value	9,049,393

GTSI CORP.

Form 10–Q for the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

GTSI CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$23,972	$397
Accounts receivable, net	126,942	202,742
Leases receivable, net	4,505	7,864
Merchandise inventories	42,170	59,184
Other current assets	14,340	9,616
Total current assets	211,929	279,803
Property and equipment, net	15,511	15,183
Other assets	1,172	1,400
Total assets	$228,612	$296,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$1,179
Accounts payable	117,019	173,218
Accrued liabilities	13,182	14,734
Deferred revenue	6,253	9,216
Accrued warranty liabilities	2,015	2,429
Total current liabilities	138,469	200,776
Other liabilities	3,373	3,473
Total liabilities	141,842	204,249

Commitments and contingencies

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,046,893 outstanding at March 31, 2005; and 9,806,084 issued and 8,987,643 outstanding at December 31, 2004	49	49
Capital in excess of par value	46,890	46,817
Retained earnings	44,584	50,395
Treasury stock, 759,191 shares at March 31, 2005 and 818,441 shares at December 31, 2004, at cost	(4,753)	(5,124)
Total stockholders’ equity	86,770	92,137
Total liabilities and stockholders’ equity	$228,612	$296,386

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2005	2004

SALES	$157,001	$178,623

COST OF SALES	138,922	160,541

GROSS MARGIN	18,079	18,082

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	28,291	21,697

LOSS FROM OPERATIONS	(10,212)	(3,615)

INTEREST AND OTHER INCOME
Interest and other income	773	1,370
Interest and other expense	(44)	(37)
Interest and other income, net	729	1,333

LOSS BEFORE INCOME TAXES	(9,483)	(2,282)

INCOME TAX BENEFIT	(3,673)	(901)

NET LOSS	$(5,810)	$(1,381)

LOSS PER SHARE
Basic	$(0.65)	$(0.16)
Diluted	$(0.65)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,002	8,556
Diluted	9,002	8,556

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,810)	$(1,381)
Adjustments to reconcile net loss to net cash provided by operating activities	31,395	37,143
Net cash provided by operating activities	25,585	35,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,181)	(1,901)
Net cash used in investing activities	(1,181)	(1,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank notes, net	(1,179)	(12,813)
Proceeds from exercises of stock options	350	338
Net cash used in financing activities	(829)	(12,475)

NET INCREASE IN CASH	23,575	21,386
CASH AT BEGINNING OF PERIOD	397	177
CASH AT END OF PERIOD	$23,972	$21,563

CASH PAID DURING THE PERIOD FOR:
Interest	$149	$21
Income taxes	$14	$1,018

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GTSI Corp. (“GTSI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2004 included in GTSI’s Annual Report on Form 10-K.  The consolidated financial statements include the accounts of GTSI and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.  Investments in which the Company does not control the investee but has the ability to exercise significant influence over its operating and financial policies are accounted for using the equity method of accounting.  In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of interim period results have been included.  The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year, or future periods.  GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns.  These patterns historically have had a negative effect on GTSI’s sales and net income during the quarter ended March 31. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123R supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award.  As permitted by FAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognizes no compensation costs for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on GTSI’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to GTSI’s condensed consolidated financial statements. FAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flow in periods after adoption.

In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and GTSI will adopt the standard beginning January 1, 2006. The Statement offers several alternatives for implementation.  At this time, management plans to use the modified prospective transition method. The Company is also evaluating the impact of FAS 123R to its employee stock purchase plan (“ESPP”)and may amend the ESPP to decrease the current 15% upfront purchase discount to employees.

3.  Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with APB 25 and related Interpretations. Accordingly, no compensation cost for stock options granted to employees was reflected in net income, as all options granted had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant.  The following table illustrates, in accordance with the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” the effect on net income and earnings per share if compensation costs for the Company’s stock options had been determined based on the fair value method consistent with the provisions of FAS 123 (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss – as reported	$(5,810)	$(1,381)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(682)	(769)
Net loss – pro forma	$(6,492)	$(2,150)

Loss per share – as reported
Basic	$(0.65)	$(0.16)
Diluted	$(0.65)	$(0.16)

Loss per share – pro forma
Basic	$(0.72)	$(0.25)
Diluted	$(0.72)	$(0.25)

4.  Leases Receivable

The Company sells products to certain customers under sales-type lease arrangements typically for terms of two or three years.  The Company accounts for its sales-type leases according to the provisions of SFAS No. 13 “Accounting for Leases” and, accordingly, recognizes current and long-term leases receivable, net of unearned finance income, on the accompanying balance sheets.  GTSI periodically sells leases receivable to various unrelated financing companies and accounts for these sales in accordance with SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement 125.” During the quarter ended March 31, 2005, $10.3 million of leases receivable were funded.

5.  Capitalized Software

GTSI is implementing an enterprise resource planning (“ERP”) system to replace its current fulfillment system.  Implementation of the ERP system is designed to improve management’s information and gain operating efficiencies.  As of March 31, 2005, the Company has capitalized $10.2 million of costs related to this project, reported as Property and equipment, net.  Approximately $0.7 million was capitalized in the three month period ended March 31, 2005.  As of March 31, 2005 and December 31, 2004 capitalized software, net of amortization, equaled $9.7 million and $9.1 million, respectively.

6.  Credit Facility

The Company has a $125 million credit facility which contains certain covenants as well as provisions specifying compliance with certain monthly and annual financial ratios.  At March 31, 2005, GTSI was in compliance with all financial covenants set forth in the credit facility and had available credit of $92.4 million. See note 9, Subsequent events.

7.  Earnings Per Share and Capital Structure

EPS

Basic earnings per share are calculated by dividing net income or loss by the weighted average shares outstanding during the period.  Diluted earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Basic earnings per share:
Net loss	$(5,810)	$(1,381)
Weighted average shares outstanding	9,002	8,556
Basic loss per share	$(0.65)	$(0.16)

Diluted earnings per share:
Net loss	$(5,810)	$(1,381)
Weighted average shares outstanding	9,002	8,556
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A *	N/A *
Weighted average shares and equivalents	9,002	8,556
Diluted loss per share	$(0.65)	$(0.16)

* For the three-month periods ended March 31, 2005 and 2004 there were approximately 572 and 924 shares, respectively, of potentially dilutive options that are not included because the net losses for the quarters make their impact antidilutive.

Shares Exercised

During the three months ended March 31, 2005 and the year ended December 31, 2004, 59,250 and 397,492, respectively, of stock options were exercised under the Company’s stock option plan. These shares were issued from treasury stock.

8.  Commitments and Contingencies

Product Warranties

GTSI offers extended warranties on certain products which are generally covered for three or five years beyond the warranty provided by the manufacturer.  Products under extended warranty require repair or replacement of defective parts at no cost to the customer.  The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts.  The following table summarizes the activity related to product warranty liabilities (in thousands):

	Three months ended March 31,
	2005	2004
Accrued warranties at beginning of period	$2,429	$4,555
Charges made against warranty liabilities	(319)	(538)
Adjustments to warranty reserves	(196)	—
Accruals for additional warranties sold	101	478
Accrued warranties at end of period	$2,015	$4,495

Revenue from extended warranty contracts is recorded as Deferred revenue and subsequently recognized over the term of the contract.  The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Three months ended March 31,
	2005	2004
Deferred warranty revenue at beginning of period	$2,599	$2,819
Deferred warranty revenue recognized	(367)	(338)
Revenue deferred for additional warranties sold	53	285
Deferred warranty revenue at end of period	$2,285	$2,766

Contingent Insurance Settlement

During 2004, senior management was informed that certain integrated hardware components were missing from certain hardware delivered on a customer order. Although the investigation of this matter has been completed, the Company’s management was unable to determine where or when the loss occurred in the supply chain. While GTSI filed a comprehensive claim of $0.6 million with its insurance carrier, management currently believes that it is remote that the Company will receive payment for its claim.

Letters of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at March 31, 2005 and $0.8 million at December 31, 2004, as a security deposit for all tenant improvements associated with the lease.

As of March 31, 2005, GTSI had an outstanding letter of credit to a customer in the amount of $1.75 million to guarantee the performance by Company of all obligations under a specific contract.  This letter of credit is scheduled to expire on August 31, 2005.

Legal Proceedings

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

In the $25 million lawsuit filed against GTSI previously reported in the Company’s periodic reports filed with the SEC, the case went to trial in March 2005.  Following presentation of the plaintiff’s case, the Court granted GTSI’s motion to strike.  A final order entering judgment in favor of GTSI is scheduled to be entered on May 6, 2005.  Thereafter, GTSI expects that the plaintiff will appeal the Court’s ruling.  Management continues to believe the claim is without merit and intends to vigorously defend any appeal, but the ultimate outcome of this matter remains uncertain. Management is unable to estimate the amount GTSI may have to pay, if any, related to this matter. No amounts have been accrued as of March 31, 2005.

9.  Subsequent Events

On April 27, 2005 the Company and its lenders signed a fourth amendment to the Company’s credit facility to increase the size of the facility from $125 million to $165 million. In addition to existing participants GE Commercial Distribution Finance Corporation and SunTrust Bank, Wachovia Bank and M&T Bank are also participating in the lender syndicate. This credit facility amendment will provide additional floor planning capacity as GTSI grows sales going into busy season and will provide the revolving credit facility the Company needs to accommodate seasonal working capital needs.

The supply chain management phase of our ERP system became operational in mid-April 2005, replacing our legacy system. Management was pleased with the smooth transition to GTSI’s new system.

At its regularly scheduled quarterly meeting, GTSI’s Board of Directors approved an increase to the Company’s share repurchase program. The increased authorization was for $7.3 million which, combined with the remaining $2.7 million available under previous authorizations, results in $10 million available for repurchase. When the Company repurchases shares, it will do so on the open market, through block trades or otherwise. The amount of share repurchases, and the timing of purchases, will be based upon capital requirements, general business conditions and other factors. The Company may hold the repurchased shares in treasury for general corporate purchases, including issuances under GTSI’s employee stock purchase plan.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2004.  We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections.  Words such as “expect,” “plan,” “believe,” “anticipate,”  “intend” and similar expressions are intended to identify these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:

•                  The seasonality of our business makes our future financial results less predictable, which may adversely affect our stock price;

•                  Fluctuations in our gross margins;

•                  Any issue that compromises our relationship with agencies of the federal government would cause serious harm to our business;

•                  Our ability to recruit, retain and motivate talented employees;

•                  Our exposure to inventory risks;

•                  Infrastructure failures could have a material adverse effect on our business;

•                  Our qualifications as a small business for new contract awards;

•                  Our reliance on our vendor relationships and the availability of products; and

•                  Changes in federal government fiscal spending.

For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1, Business, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

GTSI is a recognized IT solutions leader, providing products and services primarily to federal government customers worldwide.  One of our key differentiators is the extensive number of contract vehicles we have in our portfolio.  For more than two decades GTSI has served the public sector by partnering with global IT leaders such as Panasonic, HP, Sun Microsystems, Cisco and Microsoft to provide cutting edge technology to the government. Several years ago we created a sales division focused on growing our integrator business and expanding sales of our managed services offerings. Today we seek to deliver maximum value through our broad range of products and services.

During 2004 we increased our headcount by more than 20% in order to invest in our infrastructure to support our strategic goal of doubling revenue. At year-end we had a total of approximately 850 employees. During the first quarter of 2005, our headcount has stabilized.  We will be selectively hiring during 2005 to further build customer and technology sales teams and to ensure we have the IT, human resources, operations, marketing and other support resources required to meet our goals.

Our corporate headquarters and distribution center are located in Chantilly, Virginia. Another of our differentiators is our ISO 9001:2000 certified distribution center which offers many benefits and services, including integration and testing of up to 1,500 systems simultaneously, outstanding logistic capabilities with immediate web access to shipment-tracking information, and expansive storage and warehousing to eliminate our customers’ shipping deadline worries. We also offer a number of services at our distribution center, including custom asset tagging and packaging, custom image copying to create and deploy any number of identically configured systems, and recovery disk creation to protect against the impact of hard drive failure.

As discussed in more detail throughout our MD&A for the three months ended March 31, 2005 compared to March 31, 2004:

•                  Total sales declined $21.6 million;

•                  Gross margin as a percentage of sales increased 1.4 percentage points;

•                  Net loss for the three months ended March 31, 2005 was $5.8 million, predominantly related to a 30% increase in SG&A expenses from our additional headcount; and

•                  Our balance sheet remains solid, with continuing increases in working capital and no long-term debt.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of merchandise inventories, long-lived assets, warranties, contingencies, and revenue recognition. For more information on critical accounting estimates, see the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004.  We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.

During the three months ended March 31, 2005, we did not change or adopt any new accounting estimates or policies that had a material effect on our consolidated financial condition or results of operations.

Historical Results of Operations

The following table illustrates the unaudited percentage of sales represented by items in our consolidated statements of operations for the periods presented.

	Three months ended March 31.
	2005	2004

Sales	100.0%	100.0%
Cost of sales	88.5	89.9
Gross margin	11.5	10.1
Selling, general & administrative expenses	18.0	12.1
Loss from operations	(6.5)	(2.0)
Interest and other income, net	0.5	0.7
Loss before income taxes	(6.0)	(1.3)
Income tax benefit	(2.3)	(0.5)
Net loss	(3.7)%	(0.8)%

The following tables indicate, for the periods indicated (dollars in millions), the approximate sales by contract vehicle, vendor and product category along with related percentages of total sales.

	Three months ended March 31,
Contract Vehicles	2005		2004
GSA Schedules	$26.7	17.0%	$42.2	23.6%
IDIQ Contracts	60.0	38.2	72.9	40.8
Open Market	47.7	30.4	35.9	20.1
Subcontracts and Other Contracts	22.6	14.4	27.6	15.5
Total	$157.0	100.0%	$178.6	100.0%

	Three months ended March 31,
Top 5 Vendors	2005		2004
Panasonic	$39.4	25.1%	$34.4	19.3%
HP	19.8	12.6	18.8	10.5
Sun Microsystems	19.0	12.1	20.3	11.4
Cisco	18.5	11.8	23.1	12.9
Dell	4.7	3.0	12.1	6.8
Other	55.6	35.4	69.9	39.1
Total	$157.0	100.0%	$178.6	100.0%

	Three months ended March 31,
Product	2005		2004
Hardware	$123.0	78.3%	$139.9	78.3%
Software	15.1	9.6	19.8	11.1
Resold third-party service products	15.7	10.0	17.8	10.0
Services	3.2	2.1	1.1	0.6
Total	157.0	100.0%	$178.6	100.0%

Three Months Ended March 31, 2005 Compared With the Three Months Ended March 31, 2004

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns and credits. Our revenue was weaker than we expected, primarily due to lower backlog at the beginning of the quarter, lower than expected bookings, and a higher backlog at the end of the quarter. Sales for the first quarter of 2005 declined $21.6 million, or 12.1%, compared to the same period in 2004. Sales declined in every contract category except Open Market during the first quarter of 2005 compared to the same period last year. Sales under the GSA Schedule decreased $15.5 million, or approximately 37%, while IDIQ Contracts sales decreased $12.9 million. These declines were partially offset by increased Open Market sales of $11.8 million to $47.7 million for the quarter ended March 31, 2005.

During the last three years we have focused on building stronger partnerships with our key vendors. Management plans to continue focusing our partner strategy in the future to improve our gross margins while increasing customer service. Sales of products from our top five vendors accounted for 64.6% and 60.9% of our revenues in the periods ended March 31, 2005 and 2004, respectively. Sales of our top vendor, Panasonic, increased $5.0 million during the three months ended March 31, 2005 compared to the same period last year, representing one quarter of our sales during 2005. Sales of Cisco products decreased $4.6 million, or 20%, during the three months ended March 31, 2005 compared to March 31, 2004.

Services revenue during the three months ended March 31, 2005 nearly tripled to $3.2 million, increasing $2.1 million over our first quarter last year. Sales in all other product categories decreased during the three months ended March 31, 2005, compared to March 31, 2004. We plan to continue to grow our managed services practice to capture higher margin opportunities and improve our sales mix. We believe total sales for the three months ended June 30, 2005 will be comparable to those recognized in the same period in 2004.

Backlog

We recognize an order as backlog when we receive and accept a written customer purchase order.  Our total backlog includes orders that have not shipped (“unshipped backlog”) as well as orders that have shipped but cannot be recognized as sales at the period end.  Total backlog increased $20.5 million, or 23.6%, from $86.8 million at December 31, 2004 to $107.3 million at March 31, 2005. The majority of this increase was due to the increase in unshipped backlog to $101.1 million at March 31, 2005, compared to $81.5 million at December 31, 2004. Backlog fluctuates significantly from period to period due to the seasonality of government ordering patterns and fluctuations in inventory availability of various products.

Gross Margin

Gross margin is Sales less Cost of sales, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. We experienced a favorable improvement by 1.4 percentage points of gross margin as a percentage of sales to 11.5% in the first quarter of 2005 from 10.1% in the first quarter of 2004. This improvement was due to a combination of product mix, increased services revenue, and centralized pricing initiatives implemented by management. Gross margin percentages vary over time and may change significantly depending on our customers’ use of available contract vehicles and the mix of products sold. We expect to continue to increase in our gross margin as a percentage of sales by revamping our purchasing processes, improving our pricing processes and improving our mix. Gross margin dollars remained flat at approximately $18 million for the three-month periods ended March 31, 2005 and 2004. Our gross margin is impacted by the receipt of vendor incentive funds which are recorded as a reduction of Cost of sales. We expect vendor incentives during 2005 to be comparable to amounts received in 2004.

Selling, General & Administrative Expenses

We have invested heavily in the business in terms of headcount and technology to build a larger, more robust organization to capitalize on the market opportunity we anticipate from the expanding federal government IT budget. Selling, general & administrative expenses (“SG&A”) for the three months ended March 31, 2005 increased $6.6 million, or 30.4%, from the same period in 2004.  This increase is primarily due to increased compensation and benefit costs for the additional employees hired to support our strategic growth plan. An important factor in our business is that it takes some time for new sales professionals to become fully productive. In addition, training expense increased $0.7 million in 2005 compared to the same period in 2004, as we prepared our employees for the roll out of our ERP system in the second quarter of 2005. Expressed as a percentage of total sales, SG&A expenses increased from 12.1% in the first quarter of 2004 to 18.0% during the three months ended March 31, 2005.

Interest and Other Income, Net

Interest and other income, net of interest and other expense, decreased $0.6 million, or 45.3%, during the three months ended March 31, 2005 compared to the same period in 2004. This decline was primarily due to lower lease interest income in 2005 due to the timing of when leases were funded by external sources. Interest and other expense remained relatively flat, period over period. Management anticipates our lease sales to increase over the next few years.

Income Taxes

Our Income tax benefit increased $2.8 million, from $0.9 million for the three months ended March 31, 2004 to $3.7 million for the three months ended March 31, 2005. The increase in this benefit is related to GTSI’s increased Loss before income taxes of $7.2 million quarter over quarter. This was slightly offset by the decrease in our estimated annual effective tax rate from 39.5% for the period ended March 31, 2004 to 38.7% for the same period in our current year.

Seasonal Fluctuations

Historically in excess of 95% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers.  These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year has traditionally been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year.  As a result, GTSI has historically shown a net loss for the period ended March 31.

Quarterly financial results are also affected by the timing of contract awards, the receipt of products by the customer, and the addition of personnel or other expenses in anticipation of sales growth. We significantly expanded our workforce during 2004 in seeking to achieve our goal to increase sales to $2 billion, which has added additional incremental expenses during the quarter ended March 31, 2005. The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.

Liquidity and Capital Resources

Cash flows for the three months ended March 31,

(in millions)	2005	2004	Change
Cash provided by operating activities	$25.6	$35.8	$(10.2)
Cash used in investing activities	$(1.2)	$(1.9)	$(0.7)
Cash used in financing activities	$(0.8)	$(12.5)	$(11.7)

Cash provided by operating activities for the three months ended March 31, 2005 was $25.6 million, a decrease of $10.2 million from cash provided for the three months ended March 31, 2004.  This decrease was due to $4.4 million less net income and a net change in assets and liabilities of $5.8 million.  Changes in assets and liabilities included a decrease in accounts payable during the three months ended March 31, 2005 compared to the same period of 2004 as a result of more product lines going through the wholesale financing facility, which required more timely payments to vendors, offset by a decrease in accounts receivable related mainly to lower first quarter 2005 sales and a decrease in the use of cash related to inventory.

During the three months ended March 31, 2005, cash used in financing activities was $11.7 million less than cash used during the same period in 2004 predominantly due to lower payments under our credit facility.

Liquidity

During the three months ended March 31, 2005, our cash balance increased $23.6 million over our 2004 fiscal year end, while our long-term debt remained zero. Our working capital has steadily increased on both an annual basis and as of the quarter ended March 31. As of the end of the first quarter of 2005, our working capital was $73.5 million, as compared to $64.6 million and $58.0 million for the same periods in 2004 and 2003, respectively. GTSI’s current assets are $67.9 million less as of March 31, 2005 when compared to our prior fiscal balance. This decline is mainly due to decreased accounts receivable of $75.8 million related to lower first quarter sales. At March 31, 2005 our current ratio was 1.5, slightly exceeding the industry average. GTSI’s quick ratio at March 31, 2005 was 1.1, slightly below the industry average of 1.32.

In April 2005, at its regularly scheduled quarterly meeting, GTSI’s Board of Directors approved an increase to GTSI’s share repurchase program. The increased authorization was for $7.3 million which, combined with the remaining $2.7 million available under previous authorizations, results in $10.0 million currently available for purchases of treasury stock. Our treasury stock is generally reissued upon exercise of employee stock options and for the employee stock purchase plan. No common stock was purchased by GTSI during the three months ended March 31, 2005.

Bank Credit Facility

We have a $125 million credit facility which contains covenants requiring compliance with certain quarterly and annual financial ratios.  At March 31, 2005, we were in compliance with all financial covenants and had available credit on the credit facility of $92.4 million. In April 2005, we executed a fourth amendment to our credit facility increasing our revolving credit and floor planning from $125 million to $165 million. This will provide additional floor planning capacity as we grow sales going into our busy season and will provide the revolving credit facility we need to accommodate seasonal working capital needs.

Capital Resources and Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations.  During the first quarter of 2005, we were able to fully pay our Notes payable to banks. As of March 31, 2005 GTSI was obligated under two letters of credit totaling $1.9 million. The letter of credit for $1.75 million is scheduled to expire on August 31, 2005. Our contractual obligations under our operating leases as of March 31, 2005 are consistent with our year end disclosure in Item 7, MD&A “Contractual Obligations” of our 2004 Annual Report on Form 10-K. During the three months ended March 31, 2005 and 2004 we made capital expenditures of $1.2 million and $4.1 million, respectively, primarily for consulting costs associated with the implementation of our ERP system.

We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our credit facility to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations.  Nonetheless, we may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rates, to finance our working capital requirements.  GTSI believes that such capital sources will be available to us on acceptable terms, if needed.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  FAS 123R supersedes Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award.  As permitted by FAS 123, GTSI currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognizes no compensation costs for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements in Part I, Item 1 of this Form 10-Q. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flow in periods after adoption.

In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we plan to adopt the standard beginning January 1, 2006.  The Statement offers several alternatives for implementation.  Currently, management plans to use the modified prospective transition method. We are also evaluating the impact of FAS 123R on our employee stock purchase plan and may amend our ESPP to decrease our current 15% upfront purchase discount to employees.

Outlook

We have initiated a strategic growth plan designed to capitalize on the government’s heightened demand for IT services and we are seeking to double our revenue to $2 billion. During 2004 we increased our headcount by approximately 20%, predominantly in our sales and marketing organizations. Each salesperson and sales team is allocated quotas based on our revenue and margin goals. It is our belief that our investment in sales professionals will produce greater sales dollars in the future as we will have more representation in a growing government IT marketplace.  We are selectively hiring talented employees and expect our headcount to approximate 900 employees by the end of 2005. We plan to expand our sales from lease arrangements for IT products and solutions and continue to increase the percentage of our sales from providing services in 2005.

The supply chain management phase of our ERP system became operational in mid-April 2005, replacing our legacy system. Although the implementation of our ERP system has consumed resources, diverted management’s attention and increased our training costs, we expect our implementation will provide the foundation and resources necessary to support increased deliveries from our vendors and shipment of products to our customers. In addition, we anticipate the functionality of our ERP will reduce the lag time between order placement and shipment. We were pleased with the smooth cutover to our new system; however, we anticipate some minor disruptions and short-term productivity issues as our teams get up to speed on new processes. This adjustment period may impact near-term sales and bookings.

Several other initiatives are underway to position GTSI to reach our strategic plan goal of increased productivity, including proactive supply-chain management; customer and vendor profitability assessments; and order management improvements. Management is also evaluating various CRM solutions, including the future use of our existing CRM platform. If we select a new CRM Solution, we may incur an impairment charge for the write-off of our existing CRM software. Utilization of a robust CRM platform is expected to allow us to more effectively cross-sell and up-sell additional products, services and warranties based on our customers’ needs and ordering patterns.

We believe we can make significant improvements to net income during the next three years. We anticipate high industry growth in the areas of storage, networking and physical security translating into additional sales for GTSI. Our gross margin improvement activities are producing results which we expect to sustain through revamping our purchasing organization and continuing to improve our pricing processes through use of market based pricing and deal profitability assessments. Improved margin percentages are expected to increase bottom line growth. We are aggressively tracking productivity issues, with the goal to realize significant progress in the months ahead. These productivity improvements are expected to lower SG&A expense as a percentage of sales and improve net income margins.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is hereby incorporated by reference to GTSI’s Annual Report on Form 10-K for the year ended December 31, 2004.  There have been no material changes in our market risk from that disclosed in our Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management performed an evaluation, with the participation of GTSI’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2003, GTSI Corp. was served with a $25 million lawsuit, with treble damages, related to an alleged breach of contract due to the termination of Ichiban, Inc., a former subcontractor. This suit was filed in Virginia Circuit Court in Fairfax County, Virginia and follows the Company’s earlier lawsuit against the former subcontractor. In March 2005, the Virginia Circuit Court dismissed the plaintiff’s suit against GTSI. A final order entering judgment in favor of GTSI is scheduled to be entered on May 6, 2005. Management continues to believe the claims are without merit and intends to vigorously defend any appeal, but the ultimate outcome of this matter is uncertain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)                                  Exhibits:

The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

(b)                                 Reports on Form 8-K:

On February 23, 2005, GTSI furnished a Current Report on Form 8-K under Item 2 relating to its press release of financial information for the three and twelve month periods ended December 31, 2004, and monthly sales information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 6, 2005 on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

/s/ M. DENDY YOUNG
M. Dendy Young
Chairman and Chief Executive Officer

/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fourth Amendment to Credit Facilities Agreement (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)