Form 10-K/A
period 2004-12-31
GTSI CORP
filed 2005-08-01
CIK 850483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–K/A

AMENDMENT No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement filed with the Securities and Exchange Commission on March 28, 2005 in connection with the Annual Meeting of Stockholders held on April 21, 2005.

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2004 is being filed for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Form 10-K/A for 2004 includes these revisions and amends:

•                  Part II, Item 6, Selected Financial Data. Added a cross reference to the discussion of aged accrued payables and the effect on comparability between years presented and

•                  Part II, Item 7, MD&A. Expanded the Overview section and Gross margin subheading of the 2004 Compared with 2003 section to discuss the affect of the derecognition and reversal of aged accrued payables.

This Amendment does not change any of the financial information previously reported in the Company’s consolidated financial statements or any of the notes to such consolidated financial statements.

This Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date of March 16, 2005. Accordingly, this amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of our Annual Report on Form 10-K.

PART II

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the consolidated audited financial statements. This selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes included in this Annual Report on Form 10-K. Our income from operations, net income and earnings per share in 2004 were materially affected by the reduction in Cost of sales described below, which affects the comparability of the information presented with prior years results.

Statement of Operations Data:

	For the years ended December 31,
(in thousands, except per share data)	2004		2003	2002	2001	2000
Sales	$1,076,148		$954,118	$934,730	$783,496	$677,754
Cost of sales	954,143	*	857,334	857,105	718,370	617,621
Gross margin	122,005		96,784	77,625	65,126	60,133
Operating expenses:
Selling, general and administrative	107,833		85,473	62,956	57,002	49,382
Depreciation and amortization	3,022		2,874	3,543	4,407	3,934
Impairment charge	—		5,972	—	—	—
Total operating expenses	110,855		94,319	66,499	61,409	53,316
Income from operations	11,150		2,465	11,126	3,717	6,817
Interest and other income, net	5,569		2,832	4,520	3,707	2,259
Income before taxes	16,719		5,297	15,646	7,424	9,076
Income tax provision (benefit)	6,455		2,118	6,113	2,938	(2,008)
Net income before cumulative effect of SAB No. 101 adoption	10,264		3,179	9,533	4,486	11,084
Cumulative effect of SAB 101 adoption	—		—	—	—	467
Net income	$10,264		$3,179	$9,533	$4,486	$10,617
Earnings per common share
Basic:
Basic earnings per share before cumulative effect of SAB No. 101 adoption	$1.18		$0.38	$1.15	$0.55	$1.23
Cumulative effect per share of SAB No. 101 adoption	—		—	—	—	(0.05)
Basic earnings per share	$1.18		$0.38	$1.15	$0.55	$1.18
Diluted:
Diluted earnings per share before cumulative effect of SAB No. 101 adoption	$1.09		$0.35	$1.04	$0.50	$1.20
Cumulative effect per share of SAB No. 101 adoption	—		—	—	—	(0.05)
Diluted earnings per share	$1.09		$0.35	$1.04	$0.50	$1.15
Weighted average common shares outstanding
Basic	8,664		8,349	8,302	8,144	9,021
Diluted	9,388		9,116	9,156	9,049	9,225

* Cost of sales in 2004 include the positive effects of the derecognition of aged accrued payables of $10.1 million and the reversal of accounts payable of $2.5 million as discussed in Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Balance Sheet Data:

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Working capital	$79,027	$64,348	$62,836	$34,968	$43,659
Total assets	$296,386	$268,761	$224,918	$252,452	$227,065
Notes payable to banks	$1,179	$12,813	$7,539	$20,186	$11,925
Long-term liabilities	$3,473	$1,522	$1,640	$2,403	$2,145
Total liabilities	$204,249	$190,816	$149,427	$189,387	$168,586
Stockholders’ equity	$92,137	$77,945	$75,491	$63,065	$58,480

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

Our business experiences significant fluctuations in our quarterly sales, operating income and net income as a result of the buying patterns of the federal government, our primary customer. In addition to the increase in operating and net income during the third quarter of 2004 caused by this cyclical buying pattern, our results were positively affected by the derecognition of $10.1 million in aged accrued payables. We recorded this release from obligations as an offset to Cost of sales which increased our Gross margin by $10.1 million. As a result, our Income from operations during 2004 was also $10.1 million higher, corresponding to a $6.2 million increase in net income, or an increase of $0.66 per share. Our net income of $10.3 million for the year ended December 31, 2004 would have been reduced to $4.1 million had we not derecognized the aged accrued payables. Due to the one time nature of this transaction, our results for 2004 should not be used as a basis to determine annual trends in projecting future financial results.  Our 2004 results were also positively affected by the reversal of accounts payable of $2.5 million. Our 2004 net income as adjusted for the one-time derecognition of aged payables of $4.1 million, would have been further reduced to $2.6 million had we not reversed accounts payable. For additional details see the discussion under 2004 Compared with 2003 section of the MD&A, Gross Margin subheading and refer to Note 7 of the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Historical Results of Operations

The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales*	88.7 **	89.9	91.7
Gross margin	11.3	10.1	8.3
Operating expenses:
Selling, general and administrative	10.0	8.9	6.7
Depreciation and amortization	0.3	0.3	0.4
Impairment charge	—	0.6	—
Total operating expenses	10.3	9.8	7.1
Income from operations	1.0	0.3	1.2
Interest and other income, net	0.6	0.3	0.5
Income before taxes	1.6	0.6	1.7
Income tax provision	0.6	0.3	0.7
Net income	1.0%	0.3%	1.0%

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

** Cost of sales in 2004 include the positive effects of the derecognition of aged accrued payables of $10.1 million and the reversal of accounts payable of $2.5 million as discussed in Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

	2004		2003		2002

Contract Vehicles
GSA Schedules	$299.3	27.8%	$268.0	28.1%	$276.0	29.5%
IDIQ Contracts	428.0	39.8	430.4	45.1	388.7	41.6
Open Market	238.0	22.1	159.7	16.7	107.0	11.5
Subcontracts and Other Contracts	110.8	10.3	96.0	10.1	163.0	17.4
Total	$1,076.1	100.0%	$954.1	100.0%	$934.7	100.0%

	2004		2003		2002
Top Five Vendors
Panasonic	$188.0	17.5%	$162.2	17.0%	$123.5	13.2%
HP	153.4	14.3	139.3	14.6	167.7	17.9
Cisco	135.7	12.6	112.9	11.8	114.9	12.3
Sun Microsystems	131.8	12.2	130.1	13.6	110.6	11.8
Microsoft	53.7	5.0	66.5	7.0	95.6	10.2
Others	413.5	38.4	343.1	36.0	322.4	34.6
Total	$1,076.1	100.0%	$954.1	100.0%	$934.7	100.0%

	2004		2003		2002

Products
Hardware	$834.1	77.5%	$692.5	72.6%	$673.7	72.1%
Software	155.7	14.5	154.5	16.2	196.4	21.0
Resold third-party service products	66.6	6.2	91.2	9.5	50.8	5.4
Services	19.7	1.8	15.9	1.7	13.8	1.5
Total	$1,076.1	100.0%	$954.1	100.0%	$934.7	100.0%

2004 Compared with 2003

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns and credits. Sales increased $122.0 million, or 12.8%, from $954.1 million in 2003 to $1.08 billion in 2004.  The majority of this increase, by contract vehicle, is due to the $78.3 million increase in Open Market procurements resulting from the efforts of our expanded sales force. Sales in GSA Schedule and Subcontracts and Other Contracts categories increased 11.7% and 15.4%, respectively, from 2003 to 2004. IDIQ contract sales were relatively flat year over year.

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

Gross Margin

Gross margin increased $25.2 million, or 26.1%, from $96.8 million in 2003 to $122.0 million in 2004. Gross margin as a percentage of sales increased from 10.1% for 2003 to 11.3% in 2004. This increase was predominantly due to the reduction in Cost of sales resulting from the $10.1 million non-cash extinguishment of aged vendor liabilities.  Without the impact of this extinguishment, Gross margin would have been 10.4% as a percentage of sales. The increase in Gross margin was also related to the reversal of $2.5 million of accounts payable. Without these two items, gross margin would have increased $12.6 million, or 13.0%, from $96.8 million in 2003 to $109.4 million in 2004. Management is committed to continuing margin expansion. We have put in place new processes which we expect to continue to result in margin expansion including our centralized pricing initiatives. Our increased Gross margin resulted in positive impacts on our Income from operations and Net income for the year ended December 31, 2004. Therefore, our financial results for 2004 should not be used as a basis to determine annual trends in projecting future financial results.

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

2003 Compared with 2002

Sales

Net sales in 2003 increased $19.4 million to $954.1 million, or 2.1% over 2002.  Sales under IDIQ and Open Market contracts increased $41.7 million and $52.7 million, respectively. IDIQ sales increased due primarily to increased sales on one of our mature contracts combined with full year sales on a contract that began at the end of 2002. Sales in the Subcontracts and Other Contracts category decreased 41.1% to $96.0 million due primarily to decreased volume on subcontracts with prime contractors, specifically on the FBI’s Trilogy contract. Our sales of Panasonic products increased $38.7 million, or 31.3%, from 2002 to 2003 replacing HP as our top vendor. Sun Microsystem’s product sales also marked a significant increase of $19.5 million year over year. Sales of Microsoft declined $29.1 million, or 30.4% from 2002. This decline also contributed to our overall decrease in software sales. When reviewed by product type, this decrease was offset predominantly by the $40.4 million increase in sales from resold third-party service products related to the increased volume of productized service and maintenance contracts. Hardware sales also increased a moderate $18.8 million from 2002 to 2003.

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

During 2002, we determined that it was remote that certain accrued obligations would need to be paid.  Accordingly, the associated obligation of $1.4 million was reversed. SG&A expenses as a percentage of sales increased to 8.9% for 2003 from 6.7% in 2002. Applying the impact from EITF No. 02-16 to the year ended December 31, 2002 for comparison purposes, SG&A expenses would have been 8.1% in 2002.

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

Interest and Other Income, Net

Interest and Other Income, Net is the amount of interest income, prompt payment discounts, and other income reduced by interest and other expenses. Interest and other income, net, decreased $1.7 million, from $4.5 million to $2.8 million, or 37.8%, in 2003 compared to 2002.  Interest and other income decreased by $2.1 million and interest and other expense decreased $0.4 million over 2002. The decline in interest income is primarily due to a $1.3 million decrease in prompt payment discounts partially combined with a $0.4 million decrease in interest income from leases receivable. Other income decreased $0.3 million due primarily to a $0.5 million gain on the sale of equipment leases in the first quarter of 2002 that did not occur in 2003. Interest and other expense decreased $0.4 million from 2002 to 2003 due primarily to improved cash management practices allowing us to rely less on the Credit Facility throughout the year.

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

	2004
(in millions except per share data)	Q1	Q2	Q3	Q4	Total
Sales	$178.6	$239.0	$330.6	$327.9	$1,076.1
Cost of sales	160.5	217.5	283.9	292.2	954.1	*
Gross margin	18.1	21.5	46.7	35.7	122.0
Selling, general & administrative expenses	21.7	24.6	30.4	34.2	110.9
(Loss) income from operations	(3.6)	(3.1)	16.3	1.5	11.1
Interest and other income, net	1.3	0.5	1.0	2.8	5.6
(Loss) income before taxes	(2.3)	(2.6)	17.3	4.3	16.7
Income tax (benefit) provision	(0.9)	(1.0)	6.8	1.5	6.4
Net (loss) income	$(1.4)	$(1.6)	$10.5	$2.8	$10.3

Basic (loss) earnings per share	$(0.16)	$(0.18)	$1.21	$0.31	$1.18
Diluted (loss) earnings per share	$(0.16)	$(0.18)	$1.13	$0.29	$1.09

* Cost of sales in 2004 include the positive effects of the derecognition of aged accrued payables of $10.1 million and the reversal of accounts payable of $2.5 million as discussed in Note 7 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

	2004 Quarter Ended
(dollars in millions)	March 31,		June 30,		September 30,		December 31,
Contract Vehicles
GSA Schedules	$42.2	23.6%	$54.8	22.9%	$105.7	32.0%	$96.6	29.5%
IDIQ Contracts	72.9	40.8	93.1	39.0	127.6	38.6	134.4	41.0
Open Market	36.0	20.2	59.8	25.0	72.9	22.0	69.3	21.1
Subcontracts and Other Contracts	27.5	15.4	31.3	13.1	24.4	7.4	27.6	8.4
Total	$178.6	100.0%	$239.0	100.0%	$330.6	100.0%	$327.9	100.0%

Top Five Vendors
Panasonic	$34.4	19.3%	$36.2	15.1%	$65.6	19.8%	$51.8	15.8%
HP	18.2	10.2	31.5	13.2	47.7	14.4	56.0	17.1
Cisco	23.1	12.9	20.8	8.7	50.1	15.1	41.7	12.7
Sun	20.4	11.4	37.4	15.6	40.3	12.2	33.7	10.3
Microsoft	7.7	4.3	8.3	3.5	28.8	8.7	8.9	2.7
Others	74.8	41.9	104.8	43.9	98.1	29.8	135.8	41.4
Total	$178.6	100.0%	$239.0	100.0%	$330.6	100.0%	$327.9	100.0%

	2003
(in millions except per share data)	Q1	Q2	Q3	Q4	Total
Sales	$178.9	$189.7	$273.1	$312.4	$954.1
Cost of sales	162.8	167.0	245.6	281.9	857.3
Gross margin	16.1	22.7	27.5	30.5	96.8
Selling, general & administrative expenses	19.7	21.6	22.6	24.4	88.3
Impairment charge	—	—	—	6.0	6.0
Total operating expenses	19.7	21.6	22.6	30.4	94.3
(Loss) income from operations	(3.6)	1.1	4.9	0.1	2.5
Interest and other income, net	(0.7)	(0.8)	(0.8)	(0.5)	(2.8)
(Loss) income before taxes	(2.9)	1.9	5.7	0.6	5.3
Income tax (benefit) provision	(1.1)	0.8	2.2	0.2	2.1
Net (loss) income	$(1.8)	$1.1	$3.5	$0.4	$3.2

Basic earnings per share	$(0.21)	$0.14	$0.42	$0.04	$0.38
Diluted earnings per share	$(0.21)	$0.13	$0.39	$0.04	$0.35

	2003 Quarter Ended
(dollars in millions)	March 31,		June 30,		September 30,		December 31,
Contract Vehicles
GSA Schedules	$51.9	29.0%	$53.9	28.4%	$77.6	28.4%	$84.6	27.1%
IDIQ Contracts	78.9	44.1	83.3	43.9	119.8	43.9	148.4	47.5
Open Market	27.0	15.1	28.5	15.0	50.5	18.5	53.7	17.2
Subcontracts and Other Contracts	21.1	11.8	24.0	12.7	25.2	9.2	25.7	8.2
Total	$178.9	100.0%	$189.7	100.0%	$273.1	100.0%	$312.4	100.0%

Top Five Vendors
Panasonic	$34.8	19.5%	$33.6	17.7%	$48.4	17.7%	$45.4	14.5%
HP	30.3	16.9	28.6	15.1	38.9	14.2	41.5	13.3
Sun	19.7	11.0	34.8	18.3	38.9	14.2	36.7	11.7
Cisco	20.5	11.5	18.1	9.5	32.2	11.8	42.1	13.5
Microsoft	14.9	8.3	17.1	9.0	19.3	7.1	15.2	4.9
Others	58.7	32.8	57.5	30.4	95.4	35.0	131.5	42.1
Total	$178.9	100.0%	$189.7	100.0%	$273.1	100.0%	$312.4	100.0%

Liquidity and Capital Resources

Cash flows for the year ended December 31,

(in millions)	2004	2003	Change
Cash provided by operating activities	$16.8	$4.6	$12.2
Cash used in investing activities	$(7.5)	$(7.9)	$(0.4)
Cash (used in) provided by financing activities	$(9.1)	$3.4	$12.5

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

Cash used in financing activities of $9.1 million during 2004 was due primarily to the net payments on our line-of-credit of $11.6 million.  This amount was partially offset by $2.6 million in proceeds from stock options and employee stock purchase plan activity.  During 2003, we received cash proceeds of $5.3 million from net borrowings and used $4.0 million in the first half of 2003 to purchase GTSI’s common stock from third party shareholders.  During the year ended December 31, 2004, we did not purchase any GTSI common stock.

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

Contractual Obligations (in millions)

	Total	Less Than 1 Year	1-3 Years	3-5 Years
Operating Lease Obligations	$8.0	$2.9	$3.8	$1.3
Notes Payable to Banks	1.2	1.2	—	—
Total Contractual Obligations	$9.2	$4.1	$3.8	$1.3

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

ITEM 15.               EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K:

Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on July 22, 2005 on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.

By:	/s/ M. DENDY YOUNG
M. Dendy Young
Chairman and Chief Executive Officer

/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)