Form 10-Q
period 2005-06-30
GTSI CORP
filed 2005-08-09
CIK 850483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          YES  ☒         NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at July 31, 2005
Common Stock, $0.005 par value	9,243,249

GTSI CORP.

Form 10–Q for the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

GTSI CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$292	$397
Accounts receivable, net	161,782	202,742
Leases receivable, net	2,752	7,864
Merchandise inventories	70,072	59,184
Other current assets	19,521	9,616
Total current assets	254,419	279,803
Property and equipment, net	4,325	5,083
Computer software, net	11,280	10,100
Other assets	1,648	1,400
Total assets	$271,672	$296,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$1,179
Accounts payable	165,645	173,218
Accrued liabilities	14,051	14,734
Deferred revenue	7,250	9,216
Accrued warranty liabilities	1,625	2,429
Total current liabilities	188,571	200,776
Other liabilities	3,269	3,473
Total liabilities	191,840	204,249

Commitments and contingencies

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,362,549 outstanding at June 30, 2005; and 9,806,084 issued and 8,987,643 outstanding at December 31, 2004	49	49
Capital in excess of par value	46,396	46,817
Retained earnings	36,440	50,395
Treasury stock, 443,535 shares at June 30, 2005 and 818,441 shares at December 31, 2004, at cost	(3,053)	(5,124)
Total stockholders’ equity	79,832	92,137
Total liabilities and stockholders’ equity	$271,672	$296,386

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

SALES	$160,683	$238,990	$317,684	$417,612

COST OF SALES	144,077	217,453	282,999	377,994

GROSS MARGIN	16,606	21,537	34,685	39,618

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	29,393	24,622	57,684	46,319

LOSS FROM OPERATIONS	(12,787)	(3,085)	(22,999)	(6,701)

INTEREST AND OTHER INCOME
Interest and other income	578	541	1,498	1,911
Interest and other expense	(224)	(22)	(415)	(60)
Interest and other income, net	354	519	1,083	1,851

LOSS BEFORE INCOME TAXES	(12,433)	(2,566)	(21,916)	(4,850)

INCOME TAX BENEFIT	(4,288)	(1,013)	(7,961)	(1,915)

NET LOSS	$(8,145)	$(1,553)	$(13,955)	$(2,935)

LOSS PER SHARE
Basic	$(0.88)	$(0.18)	$(1.53)	$(0.34)
Diluted	$(0.88)	$(0.18)	$(1.53)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,249	8,573	9,126	8,564
Diluted	9,249	8,573	9,126	8,564

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,955)	$(2,935)
Adjustments to reconcile net loss to net cash provided by operating activities	16,520	46,446
Net cash provided by operating activities	2,565	43,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of software and equipment	(2,315)	(3,843)
Net cash used in investing activities	(2,315)	(3,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank notes, net	(1,179)	(12,813)
Payments to acquire treasury stock	(1,333)	—
Proceeds from ESPP	247	429
Proceeds from exercises of stock options	1,910	386
Net cash used in financing activities	(355)	(11,998)

NET (DECREASE) INCREASE IN CASH	(105)	27,670
CASH AT BEGINNING OF PERIOD	397	177
CASH AT END OF PERIOD	$292	$27,847

CASH PAID DURING THE PERIOD FOR:
Interest	$172	$38
Income taxes	$14	$1,018

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GTSI Corp. (“GTSI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2004 included in GTSI’s Annual Report on Form 10-K, as amended by Forms 10-K/A filed with the SEC on April 28, 2005 and August 1, 2005.  The consolidated financial statements include the accounts of GTSI and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.  Investments in which the Company does not control the investee but has the ability to exercise significant influence over its operating and financial policies are accounted for using the equity method of accounting.  In the opinion of management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of interim period results have been included.  The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year, or future periods.  GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123R supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and its related Interpretations. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award.  As permitted by FAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognizes no compensation costs for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on GTSI’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 3 of these condensed consolidated financial statements. FAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, GTSI will adopt the standard beginning January 1, 2006. FAS 123R offers several alternatives for implementation.  At this time, management plans to use the modified prospective transition method. The Company is also evaluating the impact of FAS 123R to its employee stock purchase plan (“ESPP”).

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“FAS 154”) which is a replacement of APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005 and the Company plans to adopt FAS 154 on January 1, 2006. The Company does not expect the adoption of FAS 154 to have a significant impact on its financial statements.

3.  Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with APB 25 and related Interpretations. Accordingly, no compensation cost for stock options granted to employees was reflected in net income, as all options granted had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. The following table illustrates, in accordance with the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” the effect on net income and earnings per share if compensation costs for the Company’s stock options had been determined based on the fair value method consistent with the provisions of FAS 123 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss – as reported	$(8,145)	$(1,553)	$(13,955)	$(2,935)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(165)	(272)	(848)	(1,041)
Net loss – pro forma	$(8,310)	$(1,825)	$(14,803)	$(3,976)

Loss per share – as reported
Basic	$(0.88)	$(0.18)	$(1.53)	$(0.34)
Diluted	$(0.88)	$(0.18)	$(1.53)	$(0.34)

Loss per share – pro forma
Basic	$(0.90)	$(0.21)	$(1.62)	$(0.46)
Diluted	$(0.90)	$(0.21)	$(1.62)	$(0.46)

For the three and six months ended June 30, 2005 and 2004, the Company recorded charges of approximately $34 thousand and $480 thousand for stock-based compensation granted to non-employees based on the fair value method.

4.  Leases Receivable

The Company sells products to certain customers under sales-type lease arrangements typically for terms of two or three years.  The Company accounts for its sales-type leases according to the provisions of SFAS No. 13 “Accounting for Leases” and, accordingly, recognizes current and long-term leases receivable, net of unearned finance income, on the accompanying balance sheets.  GTSI periodically sells leases receivable to various unrelated financing companies and accounts for these sales in accordance with SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125.” During the six months ended June 30, 2005, $13.8 million of leases receivable were sold to unrelated third-party financing companies.

5.  Capitalized Software

Capitalized software is stated at cost less accumulated amortization. On April 18, 2005 GTSI replaced its legacy fulfillment system by implementing the supply chain management modules of its enterprise resource planning system, the GTSI Enterprise Management System (“GEMS”). As of June 30, 2005, the Company has capitalized $11.0 million of costs related to GEMS. Approximately $1.5 million was capitalized in the six month period ended June 30, 2005. Amortization expense for GEMS during the six months ended June 30, 2005 and June 30, 2004 was $0.4 million and $0.2 million, respectively.

Management is also evaluating various CRM solutions, including the future use of our existing CRM platform.  If we select a new CRM solution, we may incur an impairment charge for the write-off of our existing CRM software.  Utilization of a robust CRM platform is expected to allow us to more effectively cross-sell and up-sell additional products, services, and warranties based on our customers’ needs and ordering patterns.  As of June 30, 2005, the Company has capitalized approximately $0.8 million related to its CRM solution.

6.  Credit Facility

On April 27, 2005 the Company and its lenders signed an amendment to the Company’s credit facility to increase the size of the facility from $125 million to $165 million (the “Credit Facility”). In addition to existing participants GE Commercial Distribution Finance Corporation and SunTrust Bank, Wachovia Bank and M&T Bank were added to the lender syndicate. The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products (the “Wholesale Financing Facility”). The Credit Facility, unless terminated earlier, will continue after the maturity date of February 28, 2006 from year to year, unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period.

Borrowing under the Revolver is limited to 85% of eligible accounts receivable. Borrowing under the Credit Facility is secured by substantially all of the Company’s assets. The Revolver carries an interest rate indexed to the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. One of the financial covenants of the Company’s credit facility required a minimum trailing twelve months (“TTM”) earnings before interest and taxes to TTM net sales ratio to be maintained. As of June 30, 2005, the Company was not in compliance with this debt covenant. Subsequent to quarter-end, the Company received a waiver from its lenders curing the default of the covenant. See Note 10 for additional details and disclosures related to the Credit Facility. The Company was in compliance with all other debt covenants as of June 30, 2005. GTSI had available credit of $82.5 million at June 30, 2005 and $59.0 million at December 31, 2004.

7.  Stockholders’ Equity

Treasury stock

During 2005, GTSI’s Board of Directors approved an increase to the Company’s share repurchase program. The increased authorization was for $7.3 million which, combined with the remaining $2.7 million available under previous authorizations, results in $10.0 million available for repurchase. During the three months ended June 30, 2005, the Company purchased approximately 160 thousand shares of common stock for its treasury at a cost of approximately $1.3 million. No purchases occurred during 2004. The Company will hold the repurchased shares in treasury.

Stock Options

During the six months ended June 30, 2005 and the year ended December 31, 2004, 473,450 and 397,492, respectively, of stock options were exercised under the Company’s stock option plan. These shares were issued from treasury stock. The tax benefit of stock options exercised during the six months ended June 30, 2005 and 2004 was approximately $0.8 million and $0.2 million, respectively.

Restricted Stock

During the three months ended June 30, 2005, the Company, as authorized by its Board of Directors, issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board under the Amended and Restated 1996 Stock Incentive Plan. These restricted shares are scheduled to vest on the first anniversary of issuance. The Company recorded approximately $218,000 in stockholders’ equity for deferred compensation in 2005.  The deferred compensation is amortized on a straight-line basis over the vesting period of the grants. During the three months ended June 30, 2005, approximately $18,000 was recorded as stock compensation expense for restricted stock.

8.  Earnings Per Share

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net loss	$(8,145)	$(1,553)	$(13,955)	$(2,935)
Weighted average shares outstanding	9,249	8,573	9,126	8,564
Basic loss per share	$(0.88)	$(0.18)	$(1.53)	$(0.34)

Diluted earnings per share:
Net loss	$(8,145)	$(1,553)	$(13,955)	$(2,935)
Weighted average shares outstanding	9,249	8,573	9,126	8,564
Incremental shares attributable to the assumed conversion of dilutive stock options and non-vested restricted stock awards	N/A *	N/A *	N/A **	N/A **
Weighted average shares and equivalents	9,249	8,573	9,126	8,564
Diluted loss per share	$(0.88)	$(0.18)	$(1.53)	$(0.34)

* For the three months ended June 30, 2005 and 2004 there were approximately 634 and 774 shares, respectively, of potentially dilutive options that are not included because the net losses for the quarters make their impact antidilutive.

** For the six months ended June 30, 2005 and 2004 there were approximately 642 and 855 shares, respectively, of potentially dilutive options that are not included because the net losses for the periods make their impact antidilutive.

9.  Commitments and Contingencies

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

	Six months ended
	June 30,
	2005	2004
Accrued warranties at beginning of period	$2,429	$4,555
Charges made against warranty liabilities	(767)	(1,211)
Adjustments to warranty reserves	(196)	—
Accruals for additional warranties sold	159	842
Accrued warranties at end of period	$1,625	$4,186

Revenue from extended warranty contracts is recorded as deferred revenue and subsequently recognized over the term of the contract.  The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Six months ended
	June 30,
	2005	2004
Deferred warranty revenue at beginning of period	$2,599	$2,819
Deferred warranty revenue recognized	(729)	(682)
Revenue deferred for additional warranties sold	72	462
Deferred warranty revenue at end of period	$1,942	$2,599

Contingent Insurance Settlement

During 2004, the Company became aware that certain integrated hardware components were missing from hardware delivered on a customer order. Although the investigation of this matter has been essentially completed, the Company’s management was unable to determine where or when the loss occurred in the supply chain. While GTSI filed a comprehensive claim of $0.6 million with its insurance carrier, management currently believes that it is remote that the Company will receive payment for its claim; therefore, no amounts have been recorded as of June 30, 2005.

Letters of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at June 30, 2005 and $0.8 million at December 31, 2004, as a security deposit for all tenant improvements associated with the lease.

As of June 30, 2005, GTSI had an outstanding letter of credit to a customer in the amount of $1.75 million to guarantee the performance by the Company of all obligations under a specific contract.

Legal Proceedings

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings, including employee matters, arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

In the $25 million lawsuit filed against GTSI previously reported in the Company’s periodic reports filed with the SEC, the case went to trial in March 2005.  The Court granted GTSI's motion to strike, and in late July entered a final order in favor of GTSI and awarded GTSI $1.4 million in attorneys' fees and costs. GTSI expects that the plaintiff will appeal the Court’s ruling.  Management continues to believe the claim is without merit and intends to vigorously defend any appeal, but the ultimate outcome of this matter remains uncertain. Management is unable to estimate the amount GTSI may have to pay, if any, related to this matter. No amounts have been accrued as of June 30, 2005.

10. Subsequent Events

On August 8, 2005, the Company and its lenders executed a fifth amendment to the Company’s Credit Facility principally to waive certain financial covenant defaults during the second quarter of 2005, and to revise the financial covenants for the remainder of 2005.  The amendment includes the following modifications:

Decreased the overall size of the facility from $165 million to $135 million;

Waived the default of the EBIT to Net Sales covenant for April, May and June of 2005;

During the period commencing July 1, 2005 and expiring at 12:00pm on December 31, 2005, suspended the application of the EBIT to Net Sales and the Funded Debt to EBITDA ratio covenants;

For the months of September, October, and November, 2005, increased the maximum Total Liabilities to Tangible Net Worth covenant to a ratio of 7:1;

For the fiscal year ending December 31, 2005, added a Maximum Pretax Loss covenant of $20 million;

For the quarter ending September 30, 2005, added a Minimum Pretax Profit covenant of $2 million; and

Increased the Excess Collateral Requirement from $7.5 million to $20 million.

The lenders charged a one-time fee of $82,500 in conjunction with the above-referenced fifth amendment to the Credit Facility.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Forms 10-K/A filed with the SEC on April 29, 2005 and August 1, 2005 (“2004 Form 10-K”).  We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.

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

•                  Changes in federal government fiscal spending; and

•                  Productivity challenges arising from the implementation GEMS.

For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1, Business, “Risk Factors” in our 2004 Form 10-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Our corporate headquarters and distribution center are located in Chantilly, Virginia. Another of our differentiators is our ISO 9001:2000 certified distribution center which offers many benefits and services, including integration services, custom asset tagging, image configuration and loading, custom packaging and staging, recovery disk and degaussing hard drive cleansing. We also offer a number of services at our integration and distribution center including:

•                  Project Management of Complex Integration Programs;

•                  Complex System “Builds”;

•                  Global Warehousing;

•                  Staged Deployments;

•                  Program-Specific Catalogs;

•                  Logistics and Transportation Management;

•                  System Installation and De-installation;

•                  Pre-build and Stage any size order; and

•                  Full Compliance with DOD RFID mandate.

In the beginning of 2004, we reviewed our historical financial performance in conjunction with a competitive market analysis, and concluded that GTSI held only a small market share percentage in a highly fragmented, growing government IT market. GTSI’s management team believed we could substantially increase our sales growth by hiring additional sales people to penetrate areas of the government IT market that had previously been underserved. Management believed there was a direct linkage between the number of salespeople within our organization and our potential revenue growth.  This concept was incorporated into an ambitious strategic growth plan with a goal to increase market share and to double GTSI’s sales to $2 billion, principally through organic initiatives, by 2007.

In July 2004, we announced and embarked upon a strategic plan seeking to double revenue, improve margin, and increase productivity by 2007. A financial plan was developed detailing incremental milestones for annual revenue growth, gross margin improvement, and net income targets for 2005 through 2007.  This plan was presented to GTSI’s Board of Directors in July 2004.  Upon consideration by the Board, the financial plan was deployed company wide.  An executive long-term incentive plan for 2006 and 2007 was instituted tied to the achievement of our financial targets. This document was filed as exhibit 10.19 to our 2004 Form 10-K. During the second half of 2004 we increased the number of employees by 20% to approximately 850 employees. During 2005, our number of employees has leveled at approximately 875 employees.

First quarter sales were significantly weaker than projected under our 2005 operating budget, declining approximately 12% from the same period in 2004. While we added approximately 150 additional people during the second half of 2004, these resources were not as productive from a revenue generation perspective as previously contemplated. Second quarter sales continued to fall below projections and were $78.3 million lower than in the same period of the prior year. Our results for the six months ending June 30, 2005 were disappointing, falling below our growth forecast and resulting in a net loss of $14.0 million. Management contributes this result to three main factors: 1) problems associated with the implementation of GEMS, 2) a change in the mix of transactions from numerous small transactions to increasing reliance on larger, more complex transactions with longer sales cycles, and 3) lower employee productivity due in part to increased turnover especially in our sales organization. Management still intends to drive the business to increase sales; however, it has determined that it is unlikely we will double sales by 2007.

We have revised our financial projections for the remainder of 2005, incorporating our year to date results, comparisons of actual bookings to quotas, and shipping delays due to difficulties with the implementation of GEMS. Although we anticipate, based on the seasonality of our business, improved results for the third and fourth quarters of 2005, we expect our annual results to be a net loss for 2005.

As discussed in more detail throughout our MD&A for the three and six months ended June 30, 2005 compared to June 30, 2004:

•                  Year to date sales decreased $99.9 million, or 23.9%, from the same period last year;

•                  Net loss for the six months ended June 30, 2005 was $14.0 million, predominantly related to a 24.5% increase in SG&A expenses from our additional headcount;

•                  While our cash balance is $27.5 million less as of June 30, 2005 than at June 30, 2004, we continue to have no long term debt on our balance sheet ;

•                  Our cash flow from operations during the six months ended June 30, 2005 remained positive; and

•                  The implementation of GEMS in April 2005 negatively affected our near-term sales and bookings and required cash outflows of $3.2 million during the six months ended June 30, 2005.

GEMS

The supply chain management phase of our enterprise resource planning system, GEMS, became operational in mid-April 2005, replacing our legacy system. Management believes that this new information platform is essential to our long-term success. This implementation had a significant impact on our business operations, and financial results for the quarter ended June 30, 2005 were negatively affected due to lower bookings and shipments. We continue to experience order fulfillment challenges and difficulty in delivering products to customers in a timely manner due to software problems with the GEMS implementation. This has caused some disruption to customer relationships. Adapting to GEMS has resulted in decreased productivity, especially in the areas of quoting and purchasing. Shipments during April and May were adversely affected by GEMS; however, we experienced improvement during June.

We experienced considerable operational difficulties associated with the transition to GEMS. As a result, we temporarily suspended the external reporting of monthly revenue, backlog and bookings. We intend to disclose this data for the months of April, May, and June 2005 with the second quarter earnings results. We are not currently able to generate reports to separate our total sales into sales by vendor, product or contract; however, we expect to disclose these traditional measures of our revenues in our quarterly report for the three months ending September 30, 2005.

Although ERP implementations are frequently difficult for an organization, we are making progress; our organization is quoting, taking orders, and shipping product. We are aggressively tackling software bugs and we are working to regain our previous level of productivity as employees become acclimated to GEMS. In July 2005, we installed three key productivity enhancements as part of the planned 1.1 release of GEMS. More releases are planned for the near future designed to improve productivity throughout GTSI.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of merchandise inventories, long-lived assets, warranties, contingencies, and revenue recognition. For more information on critical accounting estimates, see the MD&A included in Part II, Item 7 of our 2004 Form 10-K.  We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.

During the three months ended June 30, 2005, we did not change or adopt any new accounting estimates or policies that had a material effect on our consolidated financial condition or results of operations.

Historical Results of Operations

The following table illustrates the unaudited percentage of sales represented by items in our consolidated statements of operations for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.7	91.0	89.1	90.5
Gross margin	10.3	9.0	10.9	9.5
Selling, general & administrative expenses	18.3	10.3	18.1	11.1
Loss from operations	(8.0)	(1.3)	(7.2)	(1.6)
Interest and other income, net	0.2	0.2	0.3	0.4
Loss before income taxes	(7.8)	(1.1)	(6.9)	(1.2)
Income tax benefit	2.7	0.4	2.5	(0.5)
Net loss	(5.1)%	(0.7)%	(4.4)%	(0.7)%

Three Months Ended June 30, 2005 Compared With the Three Months Ended June 30, 2004

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns and credits. During the three months ended June 30, 2005 our revenue was weaker than projected, due to the related factors of problems associated with the implementation of GEMS, changing sales mix, and decreased productivity from increased turnover in our sales organization. Due to problems with our GEMS implementation, we experienced difficulties in delivering products to many customers on a timely basis during the second quarter. This caused disruptions with our customers and negatively impacted sales.

Sales for the three months ended June 30, 2005 declined $78.3 million, or 32.8%, compared to the same period in 2004. Decreased productivity related to the distraction of the GEMS implementation and the challenge of learning a new software system caused a decline in bookings and delays in shipping products to customers during the three months ended June 30, 2005. Productivity was also affected during the second quarter by higher than normal turnover on some customer sales teams and in our purchasing department. Turnover of sales team management has been a key driver resulting in less than half of our teams attaining their booking quotas. In addition, we have noted declining trends in sales to our Airforce and Navy customers, as well as decreased extended warranty sales.

During the last three years we have focused on building stronger partnerships with our key vendors. Management plans to continue focusing our partner strategy in the future to improve our gross margins while increasing customer service. Sales of products from our top five vendors have accounted for approximately 60% of our sales historically. We are not currently able to generate reports to separate our total sales into sales by vendor, product or contract; however, we expect to disclose these traditional measures of our revenues in our quarterly report for the three months ending September 30, 2005. We believe, however, that the proportion of sales of products from our top five vendors did not materially change from historical percentages.

Backlog

We recognize an order as backlog when we receive and accept a written customer purchase order.  Our total backlog includes orders that have not shipped (“unshipped backlog”) as well as orders that have shipped but cannot be recognized as sales at the period end.  Total backlog increased $42.3 million, or 48.7%, from $86.8 million at December 31, 2004 to $129.1 million at June 30, 2005. The majority of this increase was due to the increase in unshipped backlog to $115.2 million at June 30, 2005, compared to $81.5 million at December 31, 2004. Backlog fluctuates significantly from period to period due to the seasonality of government ordering patterns and fluctuations in inventory availability of various products. Unshipped backlog was $30.1 million lower at June 30, 2005 than the same period of the prior year due to lower bookings and delays in shipping due to systems challenges.

Gross Margin

Gross margin is Sales less Cost of sales, which includes product cost, freight, warranty maintenance costs and certain other expenses related to the cost of acquiring products. Gross margin dollars declined $4.9 million for the three months ended June 30, 2005 as compared to the same period of the prior year. However, we experienced a favorable improvement in gross margin as a percentage of sales to 10.3% in the second quarter of 2005 from 9.0% in the second quarter of 2004. This improvement was due to one large transaction during the second quarter of 2005 as well as improved product mix, increased services revenue, and centralized pricing initiatives by management. Gross margin percentages vary over time and may change significantly depending on our customers’ use of available contract vehicles and the mix of products sold. We expect to continue to increase our gross margin as a percentage of sales by revamping our purchasing processes, improving our pricing processes and improving our mix. Our gross margin is impacted by the attainment of vendor incentive funds which are recorded as a reduction of Cost of sales. Vendor incentives for the second quarter 2005 were substantially flat in absolute dollars despite the decrease in overall sales for the period.

Selling, General & Administrative Expenses

We have invested heavily in the business in terms of headcount and technology to build a larger, more robust organization to capitalize on the market opportunity we anticipate from the expanding federal government IT budget. Selling, general & administrative (“SG&A”) expenses for the three months ended June 30, 2005 increased $4.8 million, or 19.4%, from the same period in 2004.  This increase is primarily due to increased compensation and benefit costs for the additional employees hired to support our strategic growth plan. An important factor in our business is that it takes some time for new sales professionals to become fully productive. SG&A expenses for the quarter ending June 30, 2005 included $0.8 million of GEMS related expenses for consulting, training and depreciation. Expressed as a percentage of total sales, SG&A expenses increased from 10.3% in the three months ended June 30, 2004 to 18.3% during the three months ended June 30, 2005.

Interest and Other Income, Net

Interest and other income, net of interest and other expense, decreased $0.2 million, or 31.7%, during the three months ended June 30, 2005 compared to the same period in 2004. This decline was primarily due to our percentage loss on our equity investment. Interest and other income remained relatively flat, period over period. Management anticipates our lease sales to increase over the next few years.

Income Taxes

Our Income tax benefit increased $3.3 million, from $1.0 million for the three months ended June 30, 2004 to $4.3 million for the three months ended June 30, 2005. The increase in this benefit is related to GTSI’s increased Loss before income taxes of $9.9 million quarter over quarter. This was slightly offset by the decrease in our estimated annual effective tax rate from 39.5% for the three months ended June 30, 2004 to 34.5% for the same period in our current year.

Six Months Ended June 30, 2005 Compared With the Six Months Ended June 30, 2004

Sales

Sales for the first six months of 2005 were $317.7 million, compared to $417.6 million in the first six months of 2004, or a decrease of $99.9 million, or 23.9%.  The $21.6 million decrease in first quarter sales was related to lower backlog at the beginning of the year and lower than expected bookings. However, our year to date sales decline is predominantly due to sales declines during the second quarter caused by problems associated with the implementation of GEMS, changing sales mix, and decreased productivity due in part to increased turnover in our sales organization. We have hired many new sales associates over the past few quarters for both new positions as well as backfilling due to the turnover in the organization. We are not yet seeing the productivity levels that we expected from these new sales associates. Decreased productivity caused a decline in bookings and delays in shipping products to customers during the three months ended June 30, 2005. Turnover of sales team management has been a key driver resulting in less than half of our teams attaining their booking quotas.

Gross Margin

Gross margin as a percentage of sales increased from 9.5% for the six months ended June 30, 2004 to 10.9% for the six months ended June 30, 2005.  This improvement was due to one large transaction during the second quarter of 2005 as well as improved product mix, increased services revenue, and centralized pricing initiatives implemented by management. Gross margin dollars decreased $4.9 million from the six months ended June 30, 2004 to $34.7 million for the six months ended June 30, 2005. This decrease was related to lower total sales, offset by the increase in gross margin percentage. Vendor incentives for the six months ended June 30, 2005 were substantially flat in absolute dollars from 2004 to 2005 despite the decrease in overall sales for the period.

SG&A Expenses

SG&A expenses for the six months ended June 30, 2005 increased $11.4 million, or 24.5%, from the same period in 2004.  This increase was primarily related to increased salary expenses of $6.5 million and employee benefit costs of $1.7 million from increased headcount. SG&A expenses during the six month period ended June 30, 2005 included $1.7 million of GEMS related expenses for consulting, training and depreciation. SG&A expenses as a percentage of sales increased seven percentage points to 18.1% for the six months ended June 30, 2005.

Interest and Other Income, Net

Interest and other income, net during the six months ended June 30, 2005 decreased $0.8 million to $1.1 million compared to the same period in 2004. This decline was caused by reduced lease interest income of $0.4 million due to the timing of when leases were funded by external sources and a $0.3 million loss on an equity investment.

Income Taxes

We recorded a tax benefit of $8.0 million for the six months ended June 30, 2005 compared to a tax benefit of $1.9 million in the same period last year.  This increase was due to the increased Loss before income taxes of $17.1 million to $21.9 million for the six months ended June 30, 2005. Our income tax benefit for 2005 was calculated at an estimated annual effective tax rate of 36.3%, compared to 39.5% estimated income tax rate at June 30, 2004.  The decrease in the effective tax rate is due primarily to the impact of the Company’s projected permanent differences between book and tax income on the projected net loss for the year ending December 31, 2005.

Seasonal Fluctuations

Historically, approximately of 95% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. Management has noted a trend in our sales to prime contractors increasing as a percentage of our total sales. We believe this trend is caused by the buying patterns of our customers and GTSI’s shift to larger, more complex orders. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers.  These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year.

Historically, sales for the first and second quarters of our fiscal year have comprised approximately 18% and 21%, respectively of total annual sales. Due to the increased trend towards larger purchases by our customers, (which results in longer preparation and delivery times) and the order fulfillment challenges and shipping delays caused by GEMS during the second quarter of 2005, management believes our second half sales will represent a larger proportion of our annual sales than our historical average of 60%. The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation. Our quarterly financial results are also affected by the timing of contract awards, the receipt of products by the customer, and the incremental turnover costs to replace employees.

Liquidity and Capital Resources

Cash flows for the six months ended June 30, (in millions)	2005	2004	Change
Cash provided by operating activities	$2.6	$43.5	$(40.9)
Cash used in investing activities	$(2.3)	$(3.8)	$1.5
Cash used in financing activities	$(0.4)	$(12.0)	$11.6

During the six months ended June 30, 2005, we continued to generate positive cash flow from operations, although $40.9 million less than the same period last year.  This decrease was due to an $11.0 million increase in net loss and a net change in assets and liabilities of approximately $30 million.  Changes in assets and liabilities included an increase in the use of cash for Accounts Payable of $40.7M during the six months ended June 30, 2005 compared to cash provided from Accounts Payable the same period of

2004. Cash used for Other Current Assets increased $14.8M for the six-months ended June 30, 2005 due primarily to increases in the tax receivable due to an increased loss for the six months and an increase in deferred costs. The increase in cash used is partially offset by a decrease in cash used in Merchandise Inventories of $20.0. In the absence of substantial cost reductions necessary to return us to profitability, there is no assurance that we will be able to maintain positive cash flow from operations in future periods.

Cash used in financing activities was $0.4 million for the six months ended June 30, 2005 compared to $12.0 million for the six months ended June 30, 2004. During the six months ended June 30, 2005 we paid $1.3 million for shares repurchased on the open market under our share repurchase plan. We did not repurchase any shares on the open market during 2004. During the first quarter of 2005, we expended $1.2 million to fully pay our Notes payable to banks, whereas net payments of bank notes during 2004 totaled $12.8 million. During 2005, these outlays were offset by exercises of common stock options of $1.9 million and proceeds from the employee stock purchase plan of $0.2 million. Proceeds from exercises of common stock options increased $1.5 million from the six-months ended June 30, 2004 to the six-months ended June 30, 2005 predominately due to the exercise of 400,000 stock options by our Chief Executive Officer. Cash received during the six months ended June 30, 2005 from ESPP declined $0.2 million compared to the six months ended June 30, 2004.

Liquidity

At June 30, 2005 our long-term debt remained zero although our cash balances are depleted. At June 30, 2004 our cash balance was $27.8 million. Our working capital decreased $13.2 million from $79.0 million at December 31, 2004. As of June 30, 2005, our working capital was $65.8 million, as compared to $62.5 million and $55.2 million for the same periods in 2004 and 2003, respectively. GTSI’s current assets are $25.4 million less as of June 30, 2005 when compared to our prior fiscal balance. This decline is mainly due to decreased accounts receivable of $41.0 million related to lower 2005 sales, offset by increases of $10.1 million in inventory and $8.6 million in income taxes receivable. At June 30, 2005 our current ratio was equal to the industry average of 1.3. GTSI’s quick ratio at June 30, 2005 was 0.9, falling below the industry average of 1.3.

In April 2005, at its regularly scheduled quarterly meeting, GTSI’s Board of Directors approved an increase to GTSI’s share repurchase program. The increased authorization was for $7.3 million which, combined with the remaining $2.7 million available under previous authorizations, resulted in $10.0 million available for purchases of treasury stock. Our treasury stock is generally reissued upon exercise of employee stock options and for the employee stock purchase plan. We purchased approximately 160,000 shares of common stock during the three months ended June 30, 2005 at a cost of $1.3 million. As of June 30, 2005, we had remaining authorization to purchase $8.7 million of GTSI’s common stock.

Bank Credit Facility

On April 27, 2005 GTSI and its lenders signed an amendment to our credit facility to increase the size of the facility from $125 million to $165 million (the “Credit Facility”). In addition to existing participants GE Commercial Distribution Finance Corporation and SunTrust Bank, Wachovia Bank and M&T Bank were added to the lender syndicate. The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products (the “Wholesale Financing Facility”). The Credit Facility, unless terminated earlier, will continue after the maturity date of February 28, 2006 from year to year, unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period.

Borrowing under the Revolver is limited to 85% of eligible accounts receivable. Borrowing under the Credit Facility is secured by substantially all of our assets.

The Revolver carries an interest rate indexed the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. One of the financial covenants of our credit facility required a minimum trailing twelve months (“TTM”) earnings before interest and taxes to TTM net sales ratio to be maintained. As of June 30, 2005 we were not in compliance with this debt covenant.  Subsequent to quarter end, we received a waiver from our lenders curing the default of the covenant. We were in compliance with all other debt covenants as of June 30, 2005. GTSI had available credit of $82.5 million at June 30, 2005 and $59.0 million at December 31, 2004.

On August 8, 2005, the Company and its lenders executed a fifth amendment to the Company’s Credit Facility principally to waive certain financial covenant defaults during the second quarter of 2005, and to revise the financial covenants for the remainder of 2005.  The amendment includes the following modifications:

Decreased the overall size of the facility from $165 million to $135 million;

Waived the default of the EBIT to Net Sales covenant for April, May and June of 2005;

During the period commencing July 1, 2005 and expiring at 12:00pm on December 31, 2005, suspended the application of the EBIT to Net Sales and the Funded Debt to EBITDA ratio covenants;

For the months of September, October, and November, 2005, increased the maximum Total Liabilities to Tangible Net Worth covenant to a ratio of 7:1;

For the fiscal year ending December 31, 2005, added a Maximum Pretax Loss covenant of $20 million;

For the quarter ending September 30, 2005, added a Minimum Pretax Profit covenant of $2 million; and

Increased the Excess Collateral Requirement from $7.5 million to $20 million.

The lenders charged a one-time fee of $82,500 in conjunction with the above-referenced fifth amendment to the Credit Facility.

Capital Resources and Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. As of June 30, 2005 GTSI was obligated under two letters of credit totaling $2.0 million. Our contractual obligations under our operating leases as of June 30, 2005 are consistent with our year end disclosure in Item 7, MD&A “Contractual Obligations” of our 2004 Form 10-K. We have no commitments to purchase inventory, property or equipment. During the three months ended June 30, 2005 we made capital expenditures of $0.8 million, primarily for consulting costs associated with the implementation of GEMS. We anticipate capital expenditures for GEMS to occur at a similar rate during the remainder of 2005 as we continue to install enhancements and future software releases.

GTSI recorded a net loss of $14.0 million for the six months ended June 30, 2005. Despite this fact, we were able to maintain positive cash flows from operations. Management expects our cash flows from operations to increase for the nine months ending September 30, 2005 due to the seasonal nature of our business. However, there is no assurance we will be able to maintain positive cash flow from operations in the future if sales continue to decline without a corresponding decrease in costs to return GTSI to profitability. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our Credit Facility to finance our operating cash needs. Even though GTSI has experienced a significant loss in the first half of the year, we believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations. However, if we are not able to generate positive cash flow in the second half of the year and we are unable to meet the debt covenants in future periods or obtain a waiver of any such default from our lenders, our Credit Facility may be reduced or restricted. We may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rate, to finance our working capital requirements. GTSI believes that such capital sources will be available to us on acceptable terms, if needed.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  FAS 123R supersedes Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related Interpretations. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award.  As permitted by FAS 123, GTSI currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognizes no compensation costs for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 3 to our consolidated financial statements in Part I, Item 1 of this Form 10-Q. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we plan to adopt the standard beginning January 1, 2006.  FAS 123R offers several alternatives for implementation.  Currently, management plans to use the modified prospective transition method. We are also evaluating the impact of FAS 123R on our employee stock purchase plan.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“FAS 154”) which is a replacement of APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005 and we plan to adopt FAS 154 on January 1, 2006. We do not expect the adoption of FAS 154 to have a significant impact on our financial statements.

Outlook

During 2004 we increased our number of employees by approximately 20%, predominantly based on our belief that additional sales professionals would produce greater sales dollars. Unfortunately, while our fixed costs have increased due to hiring costs and additional incremental compensation expense, our sales declined nearly $100 million for the six months ended June 30, 2005 compared to the same period of the prior year. During the past three fiscal years, first and second quarter sales have approximated 18% and 21%, respectively of GTSI’s annual sales.  Management expects a change in this trend during the current year because our first half results have been adversely affected by the difficulties associated with our GEMS implementation. We plan to record sales of a proportionally higher percentage of annual sales during the rest of 2005.

We have experienced disruptions to our business and short-term productivity issues as we resolve system issues in GEMS and implement new processes. We are aggressively tracking productivity issues, with the goal to realize significant progress in the months ahead. Our GEMS implementation has negatively impacted near-term sales and bookings. However, we expect our infrastructure investment in GEMS to provide the foundation and resources necessary to support increased deliveries from our vendors and shipment of products to our customers in the future. In addition, we anticipate the functionality of GEMS, once mastered, will reduce the lag time between order placement and shipment. In the meantime, we have increased the shipment of products to our customers directly from our vendors to minimize delivery times and meet our customers’ needs.

Several other initiatives are underway to position GTSI to reach our strategic plan goal of increased productivity, including proactive supply-chain management; customer and vendor profitability assessments; and order management improvements. Management initiated a pilot program for a new customer relationship platform (“CRM”) during June 2005. Management plans to expand the number of users piloting the program during the second half of 2005. Depending upon the results of the pilot program and management’s evaluation of our existing CRM platform, we may incur an impairment charge for the write-off of our existing CRM software. As of June 30, 2005, we have capitalized $0.8 million in costs related to the CRM solution. Utilization of a robust CRM platform is expected to allow us to more effectively cross-sell and up-sell additional products, services and warranties based on our customers’ needs and ordering patterns. We plan to continue to increase the percentage of our sales from providing services.

GTSI is experiencing difficulties in our efforts to increase sales. We continue to believe we have the ability to improve our margin percentage, as has been done over the past few quarters, through revamping our purchasing organization and continuing to improve our pricing processes through use of market based pricing and deal profitability assessments. Our year to date net loss as of June 30, 2005 is $14.0 million. Although we anticipate, based on the seasonality of our business, improved results in the third and fourth quarters of 2005, we anticipate our annual results to be a net loss for 2005.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of GTSI’s 2004 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2004.

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

During the quarter ended June 30, 2005, we implemented GEMS, as discussed above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—GEMS.”  This implementation replaced a legacy system in which a significant portion of our business transactions originated and were processed.

We believe that this change has materially affected our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this report, management’s evaluation of this change, with the participation of our Chief Executive Officer and Chief Financial Officer, is that it did not have a material adverse impact on our internal control over financial reporting under the Exchange Act and the rules and regulations promulgated thereunder.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We are currently in the process of evaluating our internal controls over financial reporting in more detail as required by Section 404 of the Sarbanes-Oxley Act of 2002 and associated SEC final rules. The results of this evaluation will be will be appropriately disclosed in our Annual Report on Form 10-K for our 2005 fiscal year.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the Ichiban lawsuit filed against GTSI in November 2003, the Virginia Circuit Court in March 2005 dismissed the plaintiff's suit against GTSI.  In late July the Circuit Court entered a final order in favor of GTSI and awarded GTSI $1.4 million in attorneys' fees and costs. Management continues to believe the claims are without merit and intends to vigorously defend any appeal, but the ultimate outcome of this matter is uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 to April 30, 2005	—	$—	—
May 1 to May 31, 2005	69,300	$8.42	69,300
June 1 to June 30, 2005	91,520	$8.19	91,520
Total-Three Months Ended June 30, 2005	160,820	$8.39	160,820	$8,667

GTSI's common stock repurchase program was announced in February, 2000.  GTSI's Board of Directors authorized GTSI to repurchase its common stock for an aggregate purchase price up to $5.25 million.  In January 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company's common stock, provided the per share price did not exceed the market price.  In April, 2005, GTSI's Board of Directors increased the stock repurchase program by $7.3 million, which combined with the remaining $2.7 million available under the previous authorization, resulted in a total of $10 million being available for repurchase of GTSI's stock.  The $7.3 million increase in authorized stock repurchases was announced on April 28, 2005.  This repurchase program, as increased, is the only stock repurchase program currently in effect and there have been no repurchase programs that have expired during the period covered by this report.

Item 3. Defaults Upon Senior Securities

One of the financial covenants of the Company’s Credit Facility required a minimum trailing twelve months (“TTM”) earnings before interest and taxes to TTM net sales ratio to be maintained. As of June 30, 2005, the Company was not in compliance with this financial covenant. On August 8, 2005 the Company and its lenders signed a fifth amendment to the Company’s Credit Facility to waive financial covenant defaults during the second quarter of 2005 and revise the financial covenants for the remainder of 2005.  The Company was in compliance with all other Credit Facility obligations and financial covenants as of June 30, 2005.  See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bank Credit Facility”.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company held its annual meeting of stockholders on April 21, 2005.

(b)                                 Set forth below are the two matters that were presented to and voted upon by the Company’s stockholders, and the results of such stockholders’ votes.

1.                                       Election of Directors

		Votes
Nominees	Votes For	Withheld

Lee Johnson	6,822,523	1,712,495

James J. Leto	5,471,773	3,063,245

Thomas L. Hewitt	7,025,551	1,509,467

2.                                       The approval of amendments to the Company’s 1996 Stock Option Plan (a) extending the term thereof until April 21, 2015; (b) providing for grants of restricted stock, restricted stock units and performance awards; (c) eliminating the maximum limitation of 100,000 shares of common stock subject to stock options granted to any optionee per calendar year; and (d) renaming the Plan as the Amended and Restated Stock Incentive Plan.

Votes For	Votes Against	Abstention	Broker Non-Votes

3,850,754	2,143,435	7,832	2,532,997

ITEM 6.  EXHIBITS:

The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 8, 2005 on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

/s/ M. DENDY YOUNG
M. Dendy Young
Chairman and Chief Executive Officer

/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Severance Agreement dated as of July 15, 2005 between GTSI and Terri Allen (filed herewith)
10.2

Fifth Amendment to Credit Facilities Agreement (filed herewith) dated as of August 8, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the other Lenders.

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)