Form 10-Q/A
period 2005-06-30
GTSI CORP
filed 2005-08-22
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q/A

AMENDMENT No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of GTSI Corp. (“GTSI” or the “Company”) is being filed to reflect certain clarifying information regarding GTSI’s compliance with its Credit Facility. This Form 10-Q/A for the quarterly period ended June 30, 2005 includes these revisions and amends:

•                  Part I, Item 1, Financial Statements, Note 6 Credit Facility;

•                  Part I, Item 1, Financial Statements, Note 10 Subsequent Events;

•                  Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Bank Credit Facility;

•                  Part II, Item 2, Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities; and

•                  Part II, Item 3, Defaults upon Senior Securities.

In addition, this Form includes the filing of a material contract as an exhibit. See exhibit index.

This Amendment does not change any of the financial information previously reported in the Company’s unaudited consolidated condensed financial statements.

Except for the above-referenced information regarding the Company’s Credit Facility, this Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date of August 9, 2005. Accordingly, this amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

GTSI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

SALES	$160,683	$238,990	$317,684	$417,612

COST OF SALES	144,077	217,453	282,999	377,994

GROSS MARGIN	16,606	21,537	34,685	39,618

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	29,393	24,622	57,684	46,319

LOSS FROM OPERATIONS	(12,787)	(3,085)	(22,999)	(6,701)

INTEREST AND OTHER INCOME
Interest and other income	578	541	1,498	1,911
Interest and other expense	(224)	(22)	(415)	(60)
Interest and other income, net	354	519	1,083	1,851

LOSS BEFORE INCOME TAXES	(12,433)	(2,566)	(21,916)	(4,850)

INCOME TAX BENEFIT	(4,288)	(1,013)	(7,961)	(1,915)

NET LOSS	$(8,145)	$(1,553)	$(13,955)	$(2,935)

LOSS PER SHARE
Basic	$(0.88)	$(0.18)	$(1.53)	$(0.34)
Diluted	$(0.88)	$(0.18)	$(1.53)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,249	8,573	9,126	8,564
Diluted	9,249	8,573	9,126	8,564

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss – as reported	$(8,145)	$(1,553)	$(13,955)	$(2,935)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(165)	(272)	(848)	(1,041)
Net loss – pro forma	$(8,310)	$(1,825)	$(14,803)	$(3,976)

Loss per share – as reported
Basic	$(0.88)	$(0.18)	$(1.53)	$(0.34)
Diluted	$(0.88)	$(0.18)	$(1.53)	$(0.34)

Loss per share – pro forma
Basic	$(0.90)	$(0.21)	$(1.62)	$(0.46)
Diluted	$(0.90)	$(0.21)	$(1.62)	$(0.46)

For the three and six months ended June 30, 2005 and 2004, the Company recorded charges of approximately $34 thousand and $480 thousand for stock-based compensation granted to non-employees based on the fair value method.

4.  Leases Receivable

The Company sells products to certain customers under sales-type lease arrangements typically for terms of two or three years.  The Company accounts for its sales-type leases according to the provisions of SFAS No. 13 “Accounting for Leases” and, accordingly, recognizes current and long-term leases receivable, net of unearned finance income, on the accompanying balance sheets.  GTSI periodically sells leases receivable to various unrelated financing companies and accounts for these sales in accordance with SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement 125.” During the six months ended June 30, 2005, $13.8 million of leases receivable were sold to unrelated third-party financing companies.

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

Management is also evaluating various CRM solutions, including the future use of our existing CRM platform. If we select a new CRM Solution, we may incur an impairment charge for the write-off of our existing CRM software. Utilization of a robust CRM platform is expected to allow us to more effectively cross-sell and up-sell additional products, services and warranties based on our customers’ needs and ordering patterns. As of June 30, 2005 the company has capitalized approximately $0.8 million related to its CRM solution.

6.  Credit Facility

On April 27, 2005, the Company and its lenders signed an amendment to the Company’s Credit Facility to increase the size of the facility from $125 million to $165 million (the “Credit Facility”). In addition to existing participants GE Commercial Distribution Finance Corporation and SunTrust Bank, Wachovia Bank and Manufacturers and Traders Trust Company were added to the lender syndicate. The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products. The Credit Facility, unless terminated earlier, will continue after the maturity date of February 28, 2006 from year to year, unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period.

Borrowing under the Revolver is limited to 85% of eligible accounts receivable. Borrowing under the Credit Facility is secured by substantially all of the Company’s assets. The Revolver carries an interest rate indexed to the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. One of the financial covenants of the Company’s Credit Facility required a minimum trailing twelve months (“TTM”) earnings before interest and taxes (“EBIT”) to TTM net sales ratio to be maintained. As of June 30, 2005, the Company was not in compliance with this financial covenant and, as a result, the Company was not in compliance with another covenant which prohibited the Company from purchasing its stock when a default existed. Subsequent to quarter-end, the Company received waivers from its lenders curing all of these covenant defaults. See Note 10 for additional details and disclosures related to the Credit Facility. GTSI had available credit of $82.5 million at June 30, 2005 and $59.0 million at December 31, 2004.

7.  Stockholders’ Equity

Treasury stock

During 2005, GTSI’s Board of Directors approved an increase to the Company’s share repurchase program. The increased authorization was for $7.3 million which, combined with the remaining $2.7 million available under previous authorizations, results in $10.0 million available for repurchase. During the three months ended June 30, 2005, the Company purchased approximately 160 thousand shares of common stock for its treasury at a cost of approximately $1.3 million. As of June 30, 2005, approximately $8.7 million was available for repurchases of GTSI common stock. No purchases occurred during 2004. The Company will hold the repurchased shares in treasury.

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

Contingent Insurance Settlement

During 2004, the Company became aware that certain integrated hardware components were missing from hardware delivered on a customer order. Although the investigation of this matter has been essentially completed, the Company’s management was unable to determine where or when the loss occurred in the supply chain. While GTSI filed a comprehensive claim of $0.6 million with its insurance carrier, management currently believes that it is remote that the Company will receive payment for its claim; therefore, no gain contingency amounts have been recorded as of June 30, 2005.

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

In the $25 million lawsuit filed against GTSI previously reported in the Company’s periodic reports filed with the SEC, the case went to trial in March 2005.  The Court granted GTSI’s motion to strike, and in late July entered a final order in favor of GTSI and awarded GTSI $1.4 million in attorneys’ fees and costs. GTSI expects that the plaintiff will appeal the Court’s ruling.  Management continues to believe the claim is without merit and intends to vigorously defend any appeal, but the ultimate outcome of this matter remains uncertain. No amounts have been accrued as of June 30, 2005.

10. Subsequent Events

On August 8, 2005, the Company and its lenders executed a fifth amendment to the Company’s Credit Facility principally to waive certain financial covenant defaults during the second quarter of 2005, and to revise certain financial and other covenants for the remainder of 2005.  The amendment included the following modifications:

•                  Decreased the overall size of the Credit Facility from $165 million to $135 million;

•                  Waived the default of the EBIT to Net Sales covenant for April, May and June of 2005;

•                  During the period commencing July 1, 2005 and expiring on December 31, 2005, suspended the application of the EBIT to Net Sales and the Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio covenants;

•                  For the months of September, October, and November, 2005, increased the Maximum Total Liabilities to Tangible Net Worth covenant to a ratio of 7:1;

•                  For the fiscal year ending December 31, 2005, added a Maximum Pretax Loss covenant of $20 million;

•                  For the quarter ending September 30, 2005, added a Minimum Pretax Profit covenant of $2 million;

•                  Added an Excess Collateral requirement of $20 million;

•                  During the period from August 8, 2005 through December 31, 2005, prohibits the Company from purchasing any of its stock; and

•                  Prohibits the Company from paying cash dividends on its stock during the period from August 8, 2005 through December 31, 2005.

The lenders charged a one-time fee of $82,500 in connection with the above-referenced fifth amendment to the Credit Facility.

On August 15, 2005, the Company and its lenders executed a sixth amendment to the Company’s Credit Facility which included the following modifications:

•                  Waived the default regarding the Company’s prohibition from purchasing its stock when a financial covenant default existed for the months of May, June, and July 2005;

•                  Terminated the above-referenced provision in the fifth amendment that prohibited the Company from purchasing any of its stock during the balance of 2005; and

•                  Permits the Company during the period from August 8, 2005 through December 31, 2005 to purchase its stock only if the following conditions are satisfied:  (a) the purchase prices for the stock do not exceed in the aggregate $2.5 million, (b)  no default exists under the Credit Facility and no default or event of default will occur or is reasonably likely to occur as a result of any such purchase, (c) there is at least $7.5 million of Excess Eligible Accounts under the Credit Facility after giving effect to the contemplated purchase, and (d) an additional reserve is taken against GTSI’s borrowing base under the Credit Facility equal to the aggregate purchase price paid for the stock.

The Credit Facility, as amended, provides that if, after December 31, 2005, there is no existing default and no default or event of default is reasonably likely to occur as a result of such payment, the Company may annually make payments aggregating up to $2.5 million for stock purchases, cash dividends and certain prepayments of debt. Additionally, if there is at least $7.5 million of Excess Eligible Accounts under the Credit Facility, after giving effect to the contemplated purchase, the Company may make payments of any amount for stock purchases.

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

•                  While our cash balance is $27.5 million less as of June 30, 2005 than at June 30, 2004, we continue to have no long-term debt on our balance sheet;

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of merchandise inventories, long-lived assets, warranties, contingencies, and revenue recognition. For more information on critical accounting estimates, see the MD&A included in Part II, Item 7 of our 2004 Form 10-K .  We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.7	91.0	89.1	90.5
Gross margin	10.3	9.0	10.9	9.5
Selling, general & administrative expenses	18.3	10.3	18.1	11.1
Loss from operations	(8.0)	(1.3)	(7.2)	(1.6)
Interest and other income, net	0.2	0.2	0.3	0.4
Loss before income taxes	(7.8)	(1.1)	(6.9)	(1.2)
Income tax benefit	2.7	0.4	2.5	(0.5)
Net loss	(5.1)%	(0.7)%	(4.4)%	(0.7)%

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

Income Taxes

We recorded a tax benefit of $8.0 million for the six months ended June 30, 2005 compared to a tax benefit of $1.9 million in the same period last year.  This increase was due to the increased Loss before income taxes of $17.1 million to $21.9 million for the six months ended June 30, 2005. Our income tax benefit for 2005 was calculated at an estimated annual effective tax rate of 36.3%, compared to 39.5% estimated income tax rate at June 30, 2004. The decrease in the effective tax rate is due primarily to the impact of our projected permanent differences between book and tax income on the projected net loss for the year ending December 31, 2005.

Seasonal Fluctuations

Historically, approximately 95% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. Management has noted a trend in our sales to prime contractors increasing as a percentage of our total sales. We believe this trend is caused by the buying patterns of our customers and GTSI’s shift to larger, more complex orders. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers.  These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year.

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

During the six months ended June 30, 2005, we continued to generate positive cash flow from operations, although $40.9 million less than the same period last year.  This decrease was due to an $11.0 million increase in net loss and a net change in assets and liabilities of approximately $30 million.  Changes in assets and liabilities included an increase in the use of cash for Accounts Payable of $40.7 million during the six months ended June 30, 2005 compared to cash provided from Accounts Payable during the same period of 2004. Cash used for Other Current Assets increased $14.8 million for the six-months ended June 30, 2005 due primarily to increases in the tax receivable due to an increased loss for the six months and an increase in deferred costs. This increase in cash used in operating activities is partially offset by a decrease in cash used in Merchandise

Inventories of $20.0 million. In the absence of substantial cost reductions necessary to return us to profitability, there is no assurance that we will be able to maintain positive cash flow from operations in future periods.

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

Bank Credit Facility

On April 27, 2005, GTSI and its lenders signed an amendment to our Credit Facility to increase the size of the facility from $125 million to $165 million (the “Credit Facility”). In addition to existing participants GE Commercial Distribution Finance Corporation and SunTrust Bank, Wachovia Bank and Manufacturers and Traders Trust Company were added to the lender syndicate. The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products. The Credit Facility, unless terminated earlier, will continue after the maturity date of February 28, 2006 from year to year, unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period.

Borrowing under the Revolver is limited to 85% of eligible accounts receivable. Borrowing under the Credit Facility is secured by substantially all of our assets. The Revolver carries an interest rate indexed to the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. One of the financial covenants of our Credit Facility required a minimum trailing twelve months (“TTM”) earnings before interest and taxes (“EBIT”) to TTM net sales ratio to be maintained. As of June 30, 2005 we were not in compliance with this financial covenant and, as a result, nor were we in compliance with another covenant which prohibited GTSI from purchasing its stock when a covenant default existed.  Subsequent to quarter end, we received waivers from our lenders curing the covenant defaults. GTSI had available credit of $82.5 million at June 30, 2005 and $59.0 million at December 31, 2004.

On August 8, 2005, GTSI and its lenders executed a fifth amendment to the our Credit Facility principally to waive certain financial covenant defaults during the second quarter of 2005, and to revise certain financial and other covenants for the remainder of 2005.  The amendment included the following modifications:

•                  Decreased the overall size of the Credit Facility from $165 million to $135 million;

•                  Waived the default of the EBIT to Net Sales covenant for April, May and June of 2005;

•                  During the period commencing July 1, 2005 and expiring on December 31, 2005, suspended the application of the EBIT to Net Sales and the Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio covenants;

•                  For the months of September, October, and November, 2005, increased the Maximum Total Liabilities to Tangible Net Worth covenant to a ratio of 7:1;

•                  For the fiscal year ending December 31, 2005, added a Maximum Pretax Loss covenant of $20 million;

•                  For the quarter ending September 30, 2005, added a Minimum Pretax Profit covenant of $2 million;

•                  Added an Excess Collateral requirement of $20 million;

•                  During the period from August 8, 2005 through December 31, 2005, prohibits us from purchasing any of GTSI’s stock; and

•                  Prohibits us from paying cash dividends on our stock during the period from August 8, 2005 through December 31, 2005.

The lenders charged a one-time fee of $82,500 in connection with the above-referenced fifth amendment to the Credit Facility.

On August 15, 2005, GTSI and its lenders executed a sixth amendment to our Credit Facility which included the following modifications:

•                  Waived the default regarding our prohibition from purchasing our stock when a financial covenant default existed for the months of May, June and July 2005;

•                  Terminated the above-referenced provision in the fifth amendment that prohibited us from purchasing any of our stock during the balance of 2005; and

•                  Permits us during the period from August 8, 2005 through December 31, 2005 to purchase our stock only if the following conditions are satisfied:  (a) the purchase prices for the stock do not exceed in the aggregate $2.5 million, (b)  no default exists under the Credit Facility and no default or event of default will occur or is reasonably likely to occur as a result of any such purchase, (c) there is at least $7.5 million of Excess Eligible Accounts under the Credit Facility after giving effect to the contemplated purchase, and (d) an additional reserve is taken against our borrowing base under the Credit Facility equal to the aggregate purchase price paid for the stock.

The Credit Facility, as amended, provides that if, after December 31, 2005, there is no existing default and no default or event of default is reasonably likely to occur as a result of such payment, we may annually make payments aggregating up to $2.5 million for stock purchases, cash dividends and certain prepayments of debt. Additionally, if there is at least $7.5 million of Excess Eligible Accounts under the Credit Facility, after giving effect to the contemplated purchase, we may make payments of any amount for stock purchases.

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

GTSI recorded a net loss of $14.0 million for the six months ended June 30, 2005. Despite this fact, we were able to maintain positive cash flows from operations. Management expects our cash flows from operations to increase for the nine months ending September 30, 2005 due to the seasonal nature of our business. However, there is no assurance we will be able to maintain positive cash flow from operations in the future if sales continue to decline without a corresponding decrease in costs to return GTSI to profitability. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our Credit Facility to finance our operating cash needs. Even though GTSI has experienced a significant loss in the first half of the year, we believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations. However, if we are not able to generate positive cash flow in the second half of the year and we are unable to meet the debt covenants in future periods or obtain a waiver of any such default from our lenders; our Credit Facility may be reduced or restricted. We may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rate, to finance our working capital requirements. GTSI believes that such capital sources will be available to us on acceptable terms, if needed.

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

Several other initiatives are underway to position GTSI to reach our strategic plan goal of increased productivity, including proactive supply-chain management; customer and vendor profitability assessments; and order management improvements. Management initiated a pilot program for a new customer relationship platform (“CRM”) during June 2005. Management plans to expand the number of users piloting the program during the second half of 2005. Depending upon the results of the pilot program and management’s evaluation of our existing CRM platform, we may incur an impairment charge for the write-off of our existing CRM software. As of June 30, 2005 we have capitalized $0.8 million in costs related to the CRM solution. Utilization of a robust CRM platform is expected to allow us to more effectively cross-sell and up-sell additional products, services and warranties based on our customers’ needs and ordering patterns. We plan to continue to increase the percentage of our sales from providing services.

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

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 to April 30, 2005	—	$—	—
May 1 to May 31, 2005	69,300	$8.42	69,300
June 1 to June 30, 2005	91,520	$8.19	91,520
Total - Three Months Ended June 30, 2005	160,820	$8.39	160,820	$8,667

GTSI’s common stock repurchase program was announced in February, 2000. GTSI’s Board of Directors authorized GTSI to repurchase its common stock for an aggregate purchase price up to $5.25 million. In January 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company’s common stock, provided the per share price did not exceed the market price. In April, 2005, GTSI’s Board of Directors increased the stock repurchase program by $7.3 million, which combined with the remaining $2.7 million available under the previous authorization, resulted in a total of $10 million being available for repurchase of GTSI’s stock. The $7.3 million increase in authorized stock repurchases was announced on April 28, 2005. This repurchase program, as increased, is the only stock repurchase program currently in effect and there have been no repurchase programs that have expired during the period covered by this report.  As of June 30, 2005, approximately $9.8 million was available for repurchases of GTSI common stock.

See Part I, Item 2, MD&A, Liquidity and Capital Resources - Bank Credit Facility and Part II, Item 3, Defaults Upon Senior Securities regarding restrictions in GTSI’s Credit Facility on the Company’s purchase of its stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

One of the financial covenants of the Company’s Credit Facility required a minimum trailing twelve months (“TTM”) earnings before interest and taxes to TTM net sales ratio to be maintained. Another covenant prohibited the Company from purchasing any of its stock when a covenant default existed. As of June 30, 2005, the Company was not in compliance with these covenants. On August 8, 2005 the Company and its lenders signed a fifth amendment to the Company’s Credit Facility to waive the above-referenced financial covenant defaults during the second quarter of 2005 and revise the financial covenants for the remainder of 2005. On August 15, 2005, the Company and its lenders signed a sixth amendment to the Company’s Credit Facility to waive the default of the covenant regarding stock repurchases. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources – Bank Credit Facility.

ITEM 6.  EXHIBITS

The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 19, 2005 on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

/s/ M. DENDY YOUNG
M. Dendy Young
Chairman and Chief Executive Officer

/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Sixth Amendment to Credit Facilities Agreement dated as of August 15, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the other Lenders (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)