Form 10-Q
period 2005-09-30
GTSI CORP
filed 2005-11-14
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES☒   NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at October 31, 2005
Common Stock, $0.005 par value	9,277,532

GTSI CORP.

Form 10–Q for the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GTSI CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$45	$397
Accounts receivable, net	213,519	202,742
Leases receivable, net	12,586	7,864
Merchandise inventories	80,307	59,184
Other current assets	17,994	9,616
Total current assets	324,451	279,803
Property and equipment, net	4,091	5,083
Computer software, net	11,100	10,100
Other assets	5,411	1,400
Total assets	$345,053	$296,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$1,179
Accounts payable	227,310	173,218
Accrued liabilities	14,333	14,734
Deferred revenue	15,526	9,216
Accrued warranty liabilities	1,011	2,429
Total current liabilities	258,180	200,776
Other liabilities	3,163	3,473
Total liabilities	261,343	204,249

Commitments and contingencies

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,199,832 outstanding at September 30, 2005; and 9,806,084 issued and 8,987,643 outstanding at December 31, 2004	49	49
Capital in excess of par value	46,266	46,817
Retained earnings	41,743	50,395
Treasury stock, 606,252 shares at September 30, 2005 and 818,441 shares at December 31, 2004, at cost	(4,348)	(5,124)
Total stockholders’ equity	83,710	92,137
Total liabilities and stockholders’ equity	$345,053	$296,386

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

SALES	$287,708	$330,645	$605,392	$748,257

COST OF SALES	252,594	283,922	535,593	661,915

GROSS MARGIN	35,114	46,723	69,799	86,342

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	31,897	30,404	88,596	76,723

INCOME (LOSS) FROM OPERATIONS	3,217	16,319	(18,797)	9,619

INTEREST AND OTHER INCOME
Interest and other income	4,741	1,021	6,146	2,931
Interest and other expense	(452)	(63)	(764)	(122)
Interest and other income, net	4,289	958	5,382	2,809

INCOME (LOSS) BEFORE INCOME TAXES	7,506	17,277	(13,415)	12,428

INCOME TAX PROVISION (BENEFIT)	2,837	6,823	(4,763)	4,909

NET INCOME (LOSS)	$4,669	$10,454	$(8,652)	$7,519

EARNINGS (LOSS) PER SHARE
Basic	$0.50	$1.21	$(0.94)	$0.88
Diluted	$0.49	$1.13	$(0.94)	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,262	8,646	9,172	8,592
Diluted	9,522	9,255	9,172	9,355

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,652)	$7,519
Adjustments to reconcile net (loss) income to net cash provided by operating activities	13,212	9,455
Net cash provided by operating activities	4,560	16,974

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of software and equipment	(3,057)	(5,699)
Net cash used in investing activities	(3,057)	(5,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank notes, net	(1,179)	(12,813)
Payments to acquire treasury stock	(2,990)	—
Proceeds from ESPP	247	430
Proceeds from exercises of stock options	2,067	1,067
Net cash used in financing activities	(1,855)	(11,316)

NET DECREASE IN CASH	(352)	(41)
CASH AT BEGINNING OF PERIOD	397	177
CASH AT END OF PERIOD	$45	$136

CASH PAID DURING THE PERIOD FOR:
Interest	$437	$117
Income taxes	$30	$1,018

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GTSI Corp. and its wholly owned subsidiaries (“GTSI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2004 included in GTSI’s Annual Report on Form 10-K, as amended by Forms 10-K/A filed with the SEC on April 28, 2005 and August 1, 2005.

Investments in which the Company does not control the investee but has the ability to exercise significant influence over its operating and financial policies are accounted for using the equity method of accounting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature (except as disclosed herein) considered necessary to present fairly GTSI’s financial position as of September 30, 2005 and December 31, 2004, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004.

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns. These patterns historically have had a positive effect on GTSI’s sales and net income during the quarter ended September 30 (the Federal government’s fiscal year end). Certain prior period amounts have been reclassified to conform to the current period presentation.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related Interpretations. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on the grant-date fair value of the award.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognizes no compensation costs for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on the Company’s results of operations. The impact of the adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 of these condensed consolidated financial statements. FAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce cash flows from operating activities and increase cash flows from financing activities in periods after adoption.

In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, GTSI will adopt the standard beginning January 1, 2006. FAS 123R offers several alternatives for implementation.  At this time, management plans to use the modified prospective transition method. The Company is also evaluating the impact of FAS 123R to GTSI’s employee stock purchase plan.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) – as reported	$4,669	$10,454	$(8,652)	$7,519
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(368)	(449)	(1,262)	(1,314)
Net income (loss) – pro forma	$4,301	$10,005	$(9,914)	$6,205

Earnings (loss) per share – as reported
Basic	$0.50	$1.21	$(0.94)	$0.88
Diluted	$0.49	$1.13	$(0.94)	$0.80

Earnings (loss) per share – pro forma
Basic	$0.46	$1.16	$(1.08)	$0.72
Diluted	$0.45	$1.06	$(1.08)	$0.65

During the nine months ended September 30, 2005 and 2004, the Company recorded stock compensation expense of $34 thousand and $480 thousand, respectively, for stock options granted to non-employees based on the fair value method. No expense was incurred for stock options to non-employees during the three months ended September 30, 2005 or 2004.

4.  Leases Receivable

The Company sells products to certain customers under sales-type lease arrangements typically for terms of two or three years.  The Company accounts for its sales-type leases according to the provisions of SFAS No. 13 “Accounting for Leases” and, accordingly, recognizes current and long-term leases receivable, net of unearned finance income, on the accompanying balance sheets.  GTSI typically sells leases receivable to various unrelated financing companies and accounts for these sales in accordance with SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement 125.” The sale of leases receivable results in lease interest income recorded as non-operating income in the statement of operations. During the nine months ended September 30, 2005, $49.1 million of leases receivable were sold to unrelated third-party financing companies.

5.  Inventory

Merchandise inventories are valued at the lower of cost or market. Cost is determined using a weighted average method. During the three months ended September 30, 2005, the Company recorded a $0.6 million reserve for obsolete inventory, which is included in cost of sales.

During the third quarter of 2004, GTSI recorded a charge of approximately $0.7 million in Cost of Sales for the loss of inventory and filed a comprehensive claim with its insurance carrier.  The Company subsequently received proceeds of $0.6 million from the insurance settlement during the fourth quarter of 2004, resulting in a net charge to Cost of Sales in 2004 of $0.1 million related to this inventory loss.

During 2004, certain integrated hardware components were discovered missing from an order delivered to a customer. Although the investigation of this matter has been essentially completed, the Company’s management was unable to determine where or when the loss occurred in the supply chain. GTSI recorded a charge of approximately $0.6 million in cost of sales during the fourth quarter of 2004 and filed a comprehensive claim with its insurance carrier. Management currently believes that it is remote that the Company will receive payment for its claim. No gain contingency amounts have been recorded as of September 30, 2005.

6.  Capitalized Software

Capitalized software is stated at cost less accumulated amortization. On April 18, 2005 GTSI replaced its legacy fulfillment system by implementing the supply chain management modules of GTSI’s Enterprise Management System (“GEMS”). As of September 30, 2005, the Company had capitalized $11.3 million of costs related to GEMS. Approximately $1.8 million was capitalized in the nine month period ended September 30, 2005. Amortization expense for GEMS during the nine months ended September 30, 2005 and September 30, 2004 was $0.8 million and $0.2 million, respectively.

7.  Accounts Payable

SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” states that the judicial release from an obligation results in the extinguishment of a liability. Upon the expiration of the statute of limitations in 2004, GTSI was judicially released from obligations which resulted in the Company derecognizing $10.1 million in aged accrued payables during the third quarter of 2004. The impact to GTSI’s financial results for the three and nine months ended September 30, 2004 was a non-cash increase to gross margin of $10.1 million and an increase to net income of $6.1 million after taxes were applied. The per share affect of this extinguishment was $0.66 and $0.65 per diluted share for the three and nine months ended September 30, 2004, respectively.

8.  Credit Facility

At September 30, 2005 the Company had a $135 million revolving line of credit with a group of lenders (the “Credit Facility”). During 2005, three amendments to the Credit Facility were executed predominantly to change the amount of the Credit Facility, add lenders to the lender syndicate, obtain waivers of certain covenant defaults and modify the covenants applicable for the remainder of 2005. The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products. The Credit Facility, unless terminated earlier, will continue after the maturity date of February 28, 2006 unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period.

Borrowing under the Revolver is limited to 85% of eligible accounts receivable. Borrowing under the Credit Facility is secured by substantially all of the Company’s assets. The Revolver carries an interest rate indexed to the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points.

The Credit Facility contains certain covenants relating to the maintenance of certain financial ratios and the operations of the Company. These covenants include, among other restrictions, limitations upon the purchase of GTSI’s stock and prohibit the Company from paying cash dividends on its stock during the period from August 8, 2005 through December 31, 2005.  The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. Payments for additional purchases of GTSI’s shares during the fourth quarter of 2005 are restricted to a maximum of $1.9 million. At September 30, 2005, GTSI was in compliance with all financial covenants set forth in the Credit Facility and had available credit of $8.3 million at September 30, 2005 and $59.1 million at December 31, 2004.

9.  Stockholders’ Equity

Treasury stock

During 2005, GTSI’s Board of Directors approved a $7.3 million increase to the Company’s share repurchase program. During the three months ended September 30, 2005, the Company purchased approximately 213 thousand shares of common stock for its treasury at a cost of $1.7 million. During the nine months ended September 30, 2005, the Company purchased approximately 374 thousand shares of common stock for $3.0 million. No purchases occurred during 2004. As of September 30, 2005, GTSI had authorization for remaining future repurchases of $7.0 million. However, under the terms of our Credit Facility, purchases of GTSI common stock during the fourth quarter are restricted to $1.9 million.

Stock Options

During the nine months ended September 30, 2005 and the year ended December 31, 2004, 500,700 and

397,492, respectively, of stock options were exercised under the Company’s stock option plan. These shares were issued from treasury stock. The tax benefit of stock options exercised during the nine months ended September 30, 2005 and 2004 was approximately $0.8 million and $0.5 million, respectively.

Restricted Stock

During the three months ended September 30, 2005, the Board of Directors approved an annual program for stock-based compensation to improve retention of key employees. Recipients are given a choice of receiving stock option awards or restricted stock grants at a 3:1 conversion rate. As a result, 23,333 shares of restricted stock were issued on July 21, 2005. These shares are scheduled to vest on the third, fourth, and fifth anniversaries of the grant date in equal installments. The Company recorded $189 thousand in stockholders’ equity for deferred compensation during the three months ended September 30, 2005.

In addition to the grants detailed above, during the nine months ended September 30, 2005, the Company, as authorized by its Board of Directors, issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board under the Amended and Restated 1996 Stock Incentive Plan. These restricted shares are scheduled to vest on June 10, 2006. The Company recorded $218 thousand as deferred compensation in the second quarter of 2005.  No restricted stock was issued during 2004.

The Company recorded $407 thousand in stockholders’ equity for deferred compensation during the nine months ended September 30, 2005. Deferred compensation is amortized on a straight-line basis over the vesting period of the grants. During the three and nine months ended September 30, 2005, $59 thousand and $77 thousand, respectively, was recorded as stock compensation expense for restricted stock.

10.  Vendor Rebates

The Company has non-binding agreements to participate in a number of vendor rebate and sales volume attainment incentive programs.  One of these programs provides that if a certain level of sales is obtained during the period August 1, 2005 to October 31, 2005, the Company will receive a rebate from the vendor for a percentage of the sales. Although management believed, based on the Company’s performance during August and September, that attainment of the required sales volume by the end of October was probable, pursuant to the revenue recognition guidelines in Staff Accounting Bulletin No. 104 “Revenue Recognition,” no amounts were accrued in the financial statements as of September 30, 2005 due to the non-binding nature of the program. If the Company meets the applicable requirements of the program, a vendor rebate of approximately $2.2 million will be recorded in the fourth quarter as a reduction of cost of sales for sales volumes attained during August and September of 2005. During the third quarter of 2004, this vendor incentive program provided for rebates based on monthly sales attainment goals.

11.  Earnings Per Share

Basic earnings per share are calculated by dividing net income or loss by the weighted average shares outstanding during the period.  Diluted earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

The Company excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. Accordingly certain employee stock options and restricted stock shares totaling 673 thousand for the nine month period ended September 30, 2005 have been excluded. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$4,669	$10,454	$(8,652)	$7,519

Denominator:
Weighted average shares outstanding
Basic	9,262	8,646	9,172	8,592
Effect of dilutive securities	260	609	N/A	763
Diluted	9,522	9,255	9,172	9,355

Net earnings (loss) per share:
Basic	$0.50	$1.21	$(0.94)	$0.88
Diluted	$0.49	$1.13	$(0.94)	$0.80

12.  Commitments and Contingencies

Product Warranties

GTSI offers extended warranties on certain products which are generally covered for three or five years beyond the warranty provided by the manufacturer.  Products under extended warranty require repair or replacement of defective parts at no cost to the customer.  The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts. If actual product failure rates or service delivery costs differ from estimates, revisions to the estimated warranty reserve would be required. The following table summarizes the activity related to product warranty liabilities (in thousands):

	Nine months ended September 30,
	2005	2004
Accrued warranties at beginning of period	$2,429	$4,555
Charges made against warranty liabilities	(989)	(1,829)
Adjustments to warranty reserves	(612)	—
Accruals for additional warranties sold	183	1,471
Accrued warranties at end of period	$1,011	$4,197

Revenue from extended warranty contracts is recorded as deferred revenue and subsequently recognized over the term of the contract.  The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Nine months ended September 30,
	2005	2004
Deferred warranty revenue at beginning of period	$2,599	$2,819
Deferred warranty revenue recognized	(1,072)	(1,025)
Revenue deferred for additional warranties sold	102	862
Deferred warranty revenue at end of period	$1,629	$2,656

Contingencies

In December 2004, the Company became aware that a potential payroll tax liability existed for employees working in GTSI’s office in Germany. Management determined that a tax liability was probable and accrued approximately $0.8 million in accrued liabilities.  During the third quarter of 2005, the Company entered into a settlement agreement with the German tax authorities for $0.5 million and the remaining accrual of $0.3 million was reversed and recorded as a reduction of selling, general and administrative (“SG&A”) expenses.

Letters of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at September 30, 2005 and $0.8 million at December 31, 2004, as a security deposit for all tenant improvements associated with the lease.

As of September 30, 2005, GTSI had an outstanding letter of credit to a customer in the amount of $1.75 million to guarantee the performance by the Company of all obligations under a specific contract.  This obligation is expected to expire in February 2006.

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

In the $25 million lawsuit filed against GTSI previously reported in the Company’s periodic reports filed with the SEC, the case went to trial in March 2005.  The Court granted GTSI’s motion to strike, and in late July entered a final order in favor of GTSI and awarded GTSI $1.4 million in attorneys’ fees and costs.  The plaintiff filed an appeal in October 2005.  Management continues to believe the claim is without merit and intends to vigorously defend any appeal, but the ultimate outcome of this matter remains uncertain. No amounts have been accrued as of September 30, 2005.

13. Subsequent Events

In October 2005, in order to reduce operating costs going forward and better align its workforce with its business operations, the Company took certain actions to improve the Company’s competitive and strategic position including layoffs, termination of consultant agreements, elimination of open positions and other cost savings measures. Through workforce alignment and normal attrition, the Company reduced its workforce to provide a platform for future profitability. Reductions were throughout the organization, aligning the business with sales and operational objectives while minimizing disruptions to the Company’s customers. Management is focused on building the right organizational structure to profitably run the business.

14. Restatement of Previously Issued Financial Statements

In November 2005, the Company determined it had inadvertently expensed rather than amortized costs related to its employee retention programs in the second quarter of 2005.  The expense of approximately $1.0 million that was initially recorded in the second quarter should have been amortized over the 12-month future service period required for the retention program.  As a result, the Company’s second quarter net income was understated by approximately $0.6 million as initially stated in its Form 10-Q for the second quarter.

The Company promptly notified both its Audit Committee and its independent accountants. Under the direction and oversight of the Audit Committee, the Company made a prior period adjustment to its unaudited quarterly financial information for the period ending June 30, 2005 and will be restating its financial statements, by means of filing an amended Form 10-Q for the second quarter of 2005 as soon as reasonably practicable, primarily as a result of reduced expenses for that period.

All financial information for the three and nine months ended September 30, 2005 in this Quarterly Report on Form 10-Q is presented inclusive of the resulting revisions of amortizing this expense over twelve months.

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

•                  Our qualifications as a small business for new and current contract awards;

•                  Our reliance on our vendor relationships and the availability of products;

•                  Changes in federal government fiscal spending; and

•                  Productivity challenges arising from the implementation of the supply chain management phase of GTSI’s Enterprise Management System (“GEMS”).

For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1, Business, “Risk Factors” in our 2004 Form 10-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

GTSI is a recognized IT solutions leader, providing products and services primarily to federal government customers worldwide.  One of our key differentiators is the extensive number of contract vehicles we have in our portfolio.  For more than two decades GTSI has served the public sector by partnering with global IT leaders such as Panasonic, HP, Sun Microsystems, Cisco and Microsoft to provide cutting edge technology to the government. Several years ago we created a sales division focused on growing our integrator business and expanding sales of our managed services offerings. Today our business is moving away from a commodity fulfillment model to one selling more complex, higher margin solutions.

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

•                  Logistics and Transportation Management;

•                  System Installation and De-installation;

•                  Pre-build and Stage any size order; and

•                  Full Compliance with DOD RFID mandate.

In the beginning of 2004, we reviewed our historical financial performance in conjunction with a competitive market analysis, and concluded that GTSI held only a small market share percentage in a highly fragmented, growing government IT market. GTSI’s management team believed we could substantially increase our sales growth by hiring additional sales people to penetrate areas of the government IT market that had previously been underserved. In July 2004, we announced and embarked upon a strategic plan seeking to double revenue, improve margin, and increase productivity by 2007. During the second half of 2004, we increased the number of employees by 20% to approximately 850 employees. During 2005, we continued to selectively hire employees resulting in a peak level of nearly 900 employees. Subsequent to September 30, 2005, in order to better align our workforce with our business operations, we reduced our head count to approximately 830 employees through a combination of layoffs and voluntary attrition.

First quarter sales were significantly weaker than projected under our 2005 operating budget, declining approximately 12% from the same period in 2004. While we added approximately 150 additional people during the second half of 2004, these resources were not as productive from a revenue generation perspective as previously contemplated. Second quarter sales continued to fall below projections and were $78.3 million lower than in the same period of the prior year due to delays in booking orders and shipping products to our customers as a result of our difficulties in implementing GEMS. Our results for the nine months ended September 30, 2005 were nearly 20% lower than the nine months ended September 30, 2004 and resulted in a net loss of $8.7 million for 2005. Management contributes this result to 1) a change in the sales mix to more complex transactions with longer sales cycles 2) lower employee productivity and 3) increased turnover, especially in our sales organization. Management continues to be focused on driving profitable sales and net income growth, but it has concluded as unlikely that our sales will double by 2007.

As discussed in more detail throughout our MD&A for the three and nine months ended September 30, 2005 compared to September 30, 2004:

•                  Year to date sales decreased $142.9 million, or 19.1%, from the same period last year;

•                  Net loss for the nine months ended September 30, 2005 was $8.7 million, due to reduced sales compounded by a 15.5% increase in selling, general and administrative expenses mostly from our additional headcount;

•                  We continue to generate cash flows from operations and have no long-term debt on our balance sheet; and

•                  The implementation of the supply chain management module of our enterprise resource planning system required cash outflows of $3.7 million during the nine months ended September 30, 2005 and negatively affected our year to date sales and productivity.

GEMS

GEMS was implemented in April 2005, replacing our legacy system. Management believed that this new information platform was essential to our long-term success. This implementation had a significant impact on our business operations, resulting in weak revenue performance in the beginning of the year which negatively affected our year to date financial results. Although our GEMS implementation caused major disruptions to our customers, we believe the system cutover difficulties are largely behind us. During the peak buying season of the Federal government, GEMS was less of an issue, even when we produced the highest sales month in the history of GTSI.

As a result of the operational difficulties associated with the transition to GEMS, we temporarily suspended the monthly reporting of revenue, backlog and bookings during the second quarter of 2005. However, we disclosed this data with our second quarter earnings results. Beginning in July 2005, our monthly external reporting resumed.

The significant amount of resources focused on GEMS since late 2004 resulted in decreased productivity and significant cash outlays. During the nine months ended September 30, 2005, we capitalized $1.8 million of costs on our balance sheet and incurred an additional $1.9 million of expense for GEMS. In July 2005, we installed three key productivity enhancements as part of the planned 1.1 release of GEMS. We are undertaking an analysis related to further upgrades and enhancements to the system to improve productivity throughout GTSI. Management expects to continue to invest in GEMS to improve productivity throughout GTSI. Cash outlays are projected to be an additional $1.5 million of capitalized and expensed costs during the fourth quarter of 2005.

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

During the three months ended September 30, 2005, we did not change or adopt any new accounting estimates or policies that had a material effect on our consolidated financial condition or results of operations.

Historical Results of Operations

The following table illustrates the unaudited percentage of sales represented by items in our consolidated statements of operations for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.8	85.9	88.5	88.5
Gross margin	12.2	14.1	11.5	11.5
Selling, general & administrative expenses	11.1	9.2	14.6	10.2
Income (loss) from operations	1.1	4.9	(3.1)	1.3
Interest and other income, net	1.5	0.3	0.9	0.4
Income (loss) before income taxes	2.6	5.2	(2.2)	1.7
Income tax provision (benefit)	1.0	2.0	(0.8)	0.7
Net income (loss)	1.6%	3.2%	(1.4)%	1.0%

The following tables illustrate for the periods indicated, the approximate sales by product, by contract vehicle and by vendor, along with related percentages of total sales.

	Three months ended September 30,				Nine months ended September 30,
Contract Vehicles	2005		2004		2005		2004

GSA Schedules	$22.8	7.9%	$105.7	32.0%	$62.5	10.3%	$202.7	27.1%
IDIQ Contracts	138.8	48.2	127.6	38.6	259.7	42.9	293.6	39.2
Open Market	66.3	23.1	72.9	22.1	150.5	24.9	168.7	22.5
Subcontracts and Other Contracts	59.8	20.8	24.4	7.3	132.7	21.9	83.3	11.2
Total	$287.7	100.0%	$330.6	100.0%	$605.4	100.0%	$748.3	100.0%

	Three months ended September 30,				Nine months ended September 30,
Top 5 Vendors	2005		2004		2005		2004

Panasonic	$52.2	18.1%	$65.7	19.9%	$125.1	20.7%	$136.2	18.2%
Sun Microsystems	50.0	17.3	40.3	12.2	86.7	14.3	98.0	13.1
HP	43.4	15.1	47.7	14.4	77.2	12.7	97.4	13.0
Cisco	27.5	9.6	50.1	15.2	67.0	11.1	94.0	12.6
Microsoft	8.5	3.0	28.9	8.7	28.9	4.8	44.9	6.0
Other	106.1	36.9	97.9	29.6	220.5	36.4	277.8	37.1
Total	$287.7	100.0%	$330.6	100.0%	$605.4	100.0%	$748.3	100.0%

	Three months ended September 30,				Nine months ended September 30,
Product	2005		2004		2005		2004

Hardware	$225.0	78.2%	$247.0	74.7%	$468.0	77.3%	$573.7	76.7%
Software	42.3	14.7	69.0	20.9	86.2	14.2	115.3	15.4
Resold third-party service products	15.1	5.3	11.7	3.5	37.1	6.2	48.5	6.5
Services	5.3	1.8	2.9	0.9	14.1	2.3	10.8	1.4
Total	$287.7	100.0%	$330.6	100.0%	$605.4	100.0%	$748.3	100.0%

Three Months Ended September 30, 2005 Compared With the Three Months Ended September 30, 2004

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns and credits. During the three months ended September 30, 2005 our revenue was weaker than projected, due to decreased productivity from the related factors of increased turnover in our sales organization and difficulties associated with the implementation of GEMS.

Although sales for the three months ended September 30, 2005 of $287.7 million were down $42.9 million, or 13.0%, from $330.6 million in the same period in 2004, sales for the month of September 2005 increased $7.8 million over September 2004. Management believes the strong finish in September indicates most GEMS-related implementation difficulties have been overcome. Our decrease in sales during the third quarter was principally due to the $82.9 million decline in revenue under our GSA Schedule contract. Sales under our GSA Schedule declined from nearly one-third of our business during the third quarter of 2004 to less than ten percent during the same period in 2005. This decrease was related to the Department of Defense mandate to use DoD contract vehicles, and GSA Schedules only on a waiver basis. Our decline in GSA Schedule sales was offset by the $35.4 million increase in Subcontracts and Other Contracts which more than doubled the percentage of our business in this category from third quarter 2004 sales. This increase is related to our focus on growing our integrator business and moving away from a commodity fulfillment model to selling more complex, higher margin solutions. This focus is also responsible for the $2.4 million increase during 2005 in consulting and other services sales to $5.3 million as of September 30, 2005. We expect our service revenue to continue to increase as a percentage of our sales. As shown in the sales by product table on the preceding page, our sales from hardware and software products are declining, while resold third-party service products and services revenues are increasing.

During the last three years we have focused on building stronger partnerships with our key vendors and migrating our focus and value proposition to enterprise-level applications and solutions. We now have a set of key applications and solutions that have become the focal point of the majority of our business. In each of these strategically evolved solutions, we have considered customer requirements and partner attributes to achieve the most intelligent combinations of projects and services. Management plans to place more emphasis on delivering these focused applications and solutions to our government customers to scale GTSI while driving productivity. Sales of products from our top five vendors during the three months ended September 30, 2005 and 2004 accounted for approximately 63% and 70%, respectively.  Our sales of Sun Microsystems products increased nearly 25% during the quarter to $50.0 million. Sales of Cisco products declined almost 50% from third quarter 2004 related to changes in Cisco’s marketing strategy towards more direct sales.

Backlog

We recognize an order as backlog when we receive and accept a written customer purchase order.  Our total backlog includes orders that have not shipped (“unshipped backlog”) as well as orders that have shipped but cannot be recognized as sales at the period end. Total backlog increased $39.3 million, or 15.3%, from $257.0 million at September 30, 2004 to $296.3 million at September 30, 2005. The majority of this increase was due to the increase in unshipped backlog to $276.0 million at September 30, 2005, compared to $239.6 million at September 30, 2004. Backlog fluctuates significantly from period to period due to the seasonality of government ordering patterns and fluctuations in inventory availability of various products.

Gross Margin

Gross margin is Sales less Cost of sales, which includes product cost, freight, warranty maintenance costs and certain other expenses related to the cost of acquiring products. Gross margin dollars declined $11.6 million, or 24.8%, for the three months ended September 30, 2005 to $35.0 million as compared to the same period of the prior year. Our gross margin is impacted by the attainment of vendor incentive funds which are recorded as a reduction of Cost of sales. Vendor incentives for the third quarter 2005 declined $2.8 million from the third quarter of 2004 to the third quarter of 2005. This decline was due to a change in one vendor incentive program from monthly in 2004 to quarterly in 2005, and changes in other vendor programs coupled with lower product shipments during the quarter ended September 30, 2005.  Sales during the month of September comprised $21.6 million of our gross margin dollars for the quarter. Nearly 50% of this gross margin was generated from our top four largest deals as a result of our business model moving toward larger, more complex deals.

Gross margin as a percentage of sales declined to 12.2% in the third quarter of 2005 from 14.1% in the third quarter of 2004. The $10.1 million reduction in cost of sales resulting from the non-cash extinguishment of aged accounts payable accounted for 3.0% of our 14.1% gross margin at September 30, 2004.  This reduction was offset by a 1.1% improvement in gross margin as a percentage of sales in 2005 due to improving our pricing strategy and processes, selling more complex solutions to our customers and driving lower costs from our vendors. Gross margin percentages vary over time and may change significantly depending on our customers’ use of available contract vehicles and the mix of products sold. We expect to continue to increase our gross margin as a percentage of sales by revamping our purchasing processes, improving our pricing processes and improving our mix.

Selling, General & Administrative Expenses

We have invested heavily in the business in terms of head count and technology to build a larger, more robust organization to capitalize on the market opportunity we anticipate from the expanding federal government IT budget. Selling, general & administrative (“SG&A”) expenses for the three months ended September 30, 2005 increased $1.5 million, or 4.9%, from the same period in 2004. Expressed as a percentage of total sales, SG&A expenses increased from 9.2% during the three months ended September 30, 2004 to 11.1% during the three months ended September 30, 2005 due primarily to the decline in overall sales.

In response to our sales focus and lower than projected year to date sales, we began implementing cost savings measures in September 2005. In October 2005, in order to reduce SG&A costs going forward and to improve our competitive and strategic position, management took certain actions including workforce alignment, termination of consultant agreements and elimination of open positions. Through a combination of layoffs and normal attrition we reduced our workforce to provide a platform for future profitability. We expect these actions to result in a meaningful reduction of SG&A expenses beginning in the first quarter of 2006 since certain severance payments during the fourth quarter of 2005 will temper the projected expense decline.

Interest and Other Income, Net

Interest and other income, net of interest and other expense, increased $3.3 million to $4.3 million during the three months ended September 30, 2005 compared to the same period in 2004. This increase was principally due to an increase of lease interest income of $4.0 million primarily from the sale of two large lease receivables in September 2005. Management anticipates increasing participation in leasing activity from our customers. Since we generally sell the resulting lease receivables, we expect our lease interest income to increase over the next few years. This increase was offset by a $0.2 million decline in purchase discounts and an increase of $0.4 million in interest expense on increased borrowings and line of credit fees on our Credit Facility.

Income Taxes

Our income tax provision declined from $6.8 million for the three months ended September 30, 2004 to $2.8 million for the three months ended September 30, 2005. This was slightly affected by the decrease in our estimated annual effective tax rate from 39.5% for the three months ended September 30, 2004 to 37.8% for the same period in our current year. The decline in our effective tax rate for the three months ended September 30, 2005 was primarily due to our year to date net loss of 8.7 million and the affect of certain permanent tax differences. While we estimate our annual income tax rate to be 35.5%, the effective tax rate on our third quarter earnings was 37.8%. In order to offset the income tax benefit accrued on our loss before income taxes of $20.9 million during the first half of 2005, income tax expense on our third quarter 2005 income before income taxes was calculated at 37.8% to equal an overall annual effective tax rate of 35.5% for 2005.

Nine Months Ended September 30, 2005 Compared With the Nine Months Ended September 30, 2004

Sales

Sales for the first nine months of 2005 was weaker than projected, declining 19.1% to $605.4 million, compared to $748.3 million in the first nine months of 2004, a reduction of $142.9 million.  The $21.6 million decrease in first quarter sales was related to lower backlog at the beginning of the year and lower than expected bookings. Sales declined an additional $78.3 million during the second quarter caused by problems associated with the implementation of GEMS, changing sales mix, and decreased productivity due in part to increased turnover in our sales organization. Although sales for the third quarter of 2005 declined $42.9 million continuing the 2005 trend of lower revenues, sales for the month of September 2005 increased $7.8 million over September 2004. GTSI’s strong finish in September resulted in producing the highest sales month in our history. During 2005, we have noted declining trends in sales to our Air Force and Navy customers, as well as decreased extended warranty sales.  This trend has been partially offset by increased sales from certain non-military agencies of the Federal government.

Our decrease in sales during the nine months ended September 30, 2005 was primarily due to the $140.2 million decline in revenue under our GSA Schedule contract. Sales under our GSA Schedule declined from more than one-quarter of our business in 2004 to approximately ten percent during 2005. This decrease was related to vacancies and turnover within our sales force, as well as internal issues at the GSA Agency. The decline in our IDIQ Contracts and Open Market sales were mostly offset by the $49.4 million, or 59.3% increase in Subcontracts and Other Contracts due to our focus on growing our integrator business and moving toward selling more complex, higher margin solutions. As a percentage of our sales, revenue from Subcontracts nearly doubled to 21.9% of our 2005 year-to-date sales.

This focus is also responsible for the $3.3 million increase during 2005 in consulting and other services sales to $14.1 million as of September 30, 2005. We expect sales from services to continue to increase as a percentage of sales. All product lines other than services declined from the nine months ended 2004 to the same period in the current year.

During the last three years we have focused on building stronger partnerships with our key vendors and migrating our focus and value proposition to enterprise-level applications and solutions. Management plans to place more emphasis on delivering these focused applications and solutions to our government customers to scale GTSI while driving productivity. Sales of products from our top five vendors during the nine months ended September 30, 2005 and September 30, 2004 accounted for approximately 63% of our respective year-to-date sales. While sales to each of our top five vendors decreased from the nine months ended 2004 to 2005, sales of Cisco and HP declined $27.0 million and $20.2 million, respectively, accounting for one-third of the $142.9 million decrease in our sales.

Gross Margin

Gross margin as a percentage of sales remained flat at 11.5% for the nine months ended September 30, 2004 and 2005. During the nine months ended September 30, 2005, 1.3% of our 11.5% gross margin was due to more discipline in our pricing strategy and processes, selling more complex solutions to our customers and driving lower costs from our vendors.Whereas, 1.3% of gross margin as a percentage of sales for the same period in 2004 was due to the non-operating $10.1 million extinguishment of aged accounts payable. Gross margin dollars decreased $16.5 million, or 19.2%, from the nine months ended September 30, 2004 to $69.8 million for the nine months ended September 30, 2005. This decrease was due to lower total sales and a corresponding decline in vendor incentives of $3.3 million which are recorded as a reduction of Cost of sales.

SG&A Expenses

SG&A expenses for the nine months ended September 30, 2005 increased $11.9 million, or 15.5%, from the same period in 2004.  This increase was primarily due to increased salary expenses of $9.2 million and a $2.5 million increase in employee benefit costs from increased headcount. During the nine months ended September 30, 2005, SG&A expenses included $1.9 million of GEMS related expenses for consulting, training and depreciation. SG&A expenses as a percentage of sales increased 4.4 percentage points to 14.6% for the nine months ended September 30, 2005.

In response to our sales focus and lower than projected year to date sales, we began implementing cost savings measures in September 2005. In October 2005, in order to reduce SG&A costs going forward and to improve our competitive and strategic position, management took certain actions including workforce alignment, termination of consultant agreements and elimination of open positions. Through a combination of layoffs and normal attrition, we reduced our workforce to provide a platform for future profitability. We expect these actions to result in a meaningful reduction of SG&A expenses beginning in the first quarter of 2006 since certain severance payments during the fourth quarter of 2005 will temper the projected expense decline.

Interest and Other Income, Net

Interest and other income, net during the nine months ended September 30, 2005 totaled $5.4 million, an increase of $2.6 million over the same period in 2004. This increase was due to additional lease interest income of $3.6 million primarily due to the sale of two large lease receivables during September of 2005, offset by a $0.4 million decline in purchase discounts, $0.2 million loss on an equity investment and an increase of $0.4 million in interest and fees on our credit facility.

Income Taxes

We recorded a tax benefit of $4.8 million for the nine months ended September 30, 2005 compared to a tax provision of $4.9 million in the same period last year.  This change was due to GTSI’s loss before income taxes of $13.4 million for the nine months ended September 30, 2005. Our income tax benefit for 2005 was calculated at an estimated annual effective tax rate of 35.5%, compared to 39.5% estimated income tax rate at September 30, 2004. The decrease in the effective tax rate is due primarily to the impact of our projected permanent differences between book and tax income on the projected net loss for the fiscal year ending December 31, 2005.

Seasonal Fluctuations

In recent years, approximately 95% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. Management has noted a trend in our sales to prime contractors increasing as a percentage of our total sales. We believe this trend is caused by the buying patterns of our customers and GTSI’s shift to larger, more complex orders. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers.  These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year.

Historically, sales during the first nine months of our fiscal year have comprised approximately 69% of our total annual sales. Due to the increased trend towards larger purchases by our customers (which results in longer preparation and delivery times) and the order fulfillment challenges and shipping delays caused by GEMS during the second quarter of 2005, management believes our year-to-date performance will represent a smaller proportion of our annual sales than historic trends. However, the seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation. Our quarterly financial results are also affected by the timing of contract awards, the receipt of products by the customer, and the incremental turnover costs to replace employees.

Liquidity and Capital Resources

Cash flows for the nine months ended September 30,
(in millions)

	2005	2004	(Decrease) Increase
Cash provided by operating activities	$4.6	$17.0	$(12.4)
Cash used in investing activities	$(3.1)	$(5.7)	$(2.6)
Cash used in financing activities	$(1.9)	$(11.3)	$(9.4)

During the nine months ended September 30, 2005, we continued to generate positive cash flow from operations, although $12.4 million less than the same period last year.  This decrease was primarily due to our $8.7 million year to date net loss in 2005, compared to net income of $7.5 million for the nine months ended September 30, 2004. This net difference of 16.2 million was offset by net changes in assets and liabilities of $3.0 million and $0.8 million in increased amortization from the implementation of GEMS. In the absence of substantial cost reductions necessary to return us to profitability, there is no assurance that we will be able to maintain positive cash flow from operations in future periods.

Cash used in investing activities decreased $2.6 million from the nine month period ended September 30, 2004 to 2005 due to a decline in our investment in GEMS from $4.3 million during the first nine months of 2004 to $1.8 million during the same period of the current year.

Cash used in financing activities declined $9.4 million from the nine months ended September 30, 2004 to 2005 primarily due to $11.6 million more net payments of notes payable in 2004. This decline was offset by $3.0 million of cash used to purchase treasury stock under our share repurchase plan during the nine months ended September 30, 2005. We did not purchase any treasury stock during 2004. In addition, proceeds from exercises of common stock options increased $1.0 million during the nine months ended September 30, 2005 from $1.1 million during the nine months ended September 30, 2004, mainly due to the exercise of 400,000 stock options by our Chief Executive Officer during the second quarter of 2005. Cash received during the nine months ended September 30, 2005 from the employee stock purchase plan declined $0.2 million from the nine months ended September 30, 2004 due to less employee participation.

Liquidity

At September 30, 2005, we have no long-term debt. Our working capital decreased $12.8 million from $79.0 million at December 31, 2004. As of September 30, 2005, our working capital was $66.3 million, as compared to $72.5 million and $56.8 million for the same periods in 2004 and 2003, respectively. GTSI’s current assets are $44.6 million more as of September 30, 2005 than at the end of our fiscal year. This increase is related to an increase in merchandise inventories of $21.1 million predominantly due to inventory in transit to customers which was shipped FOB destination during the last week of September 2005. Of our $80.3 million total inventory, $22.6 million of inventory is not reserved for customer orders. Accounts receivable increased $10.8 million period over period related to the $7.8 million increase in sales during the month of September compared to September 2004. Lease receivables were $4.7 million higher at September 30, 2005, primarily as a result of large leasing deals with two customers during September. Finally, the increase in other current assets was related to a $5.6 million increase in income taxes receivable expected as a result of our projected 2005 net loss and a $1.7 million increase in prepaids. At September 30, 2005 our current ratio was equal to the industry average of 1.3.

In April 2005, at its regularly scheduled quarterly meeting, GTSI’s Board of Directors approved an increase to GTSI’s share repurchase program. The increased authorization was for $7.3 million which, combined with the remaining $2.7 million available under previous authorizations, resulted in $10.0 million available for purchases of treasury stock. Our treasury stock is generally reissued upon exercise of employee stock options and for the employee stock purchase plan. We purchased 213 thousand shares of common stock during the three months ended September 30, 2005 at a cost of $1.7 million. During the nine months ended September 30, 2005, we purchased 374 thousand shares of common stock for a total of $3.0 million. As of September 30, 2005, we had remaining authorization to purchase $7.0 million of GTSI’s common stock. However, under the terms of our Credit Facility, purchases of GTSI common stock during the fourth quarter are restricted to $1.9 million.

Bank Credit Facility

At September 30, 2005, GTSI had a $135 million revolving line of credit with a group of lenders (the “Credit Facility”). During 2005, three amendments to the Credit Facility were executed predominantly to change the amount of the Credit Facility, add lenders to the lender syndicate, obtain waivers of certain covenant defaults and modify the covenants applicable for the remainder of 2005. The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products. The Credit Facility, unless terminated earlier, will continue after the maturity date of February 28, 2006 unless any party gives the other party written notice of termination not less than 90 days prior to the start of a new renewal period.

Borrowing under the Revolver is limited to 85% of eligible accounts receivable. Borrowing under the Credit Facility is secured by substantially all of our assets. The Revolver carries an interest rate indexed to the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain monthly and annual financial ratios. At September 30, 2005, we were in compliance with all financial covenants set forth in the Credit Facility and had available credit of $8.3 million at September 30, 2005 and $59.1 million at December 31, 2004.

Capital Resources and Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. As of September 30, 2005 GTSI was obligated under two letters of credit totaling $1.9 million. Our contractual obligations under our operating leases as of September 30, 2005 are consistent with our year-end disclosure in Item 7, MD&A “Contractual Obligations” of our 2004 Form 10-K. We have no commitments to purchase inventory, property or equipment. During the nine months ended September 30, 2005 we made capital expenditures of $3.1 million, primarily $1.8 million for the implementation of GEMS and $0.7 million for computers and peripherals. We anticipate capital expenditures of an additional $0.7 million for GEMS during 2005 as we continue to develop enhancements to our system.

Even though GTSI experienced a significant net loss of $13.3 million in the first half of the year, we were able to recoup some of those losses with a successful third quarter. Despite the fact that GTSI’s net loss for the nine months ended September 30, 2005 was $8.7 million, we were able to maintain positive cash flows from operations. Management expects our cash flows from operations to increase for the year ending December 31, 2005 due to the seasonal nature of our business. However, there is no assurance we will be able to maintain positive cash flow from operations in the future if sales during the fourth quarter fall below projections or if our actions to reduce operating costs are insufficient in returning GTSI to profitability. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our Credit Facility to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations.

However, if we are not able to generate positive cash flow in the remainder of the year and we are unable to meet the debt covenants in future periods or obtain a waiver of any such default from our lenders; our Credit Facility may be reduced or restricted. We may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rate to finance our working capital requirements. GTSI believes that such capital sources will be available to us on acceptable terms, if needed due to our historical experience and the relationship we have maintained with our lenders.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  FAS 123R supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related Interpretations. Generally, the approach to accounting in FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on the grant-date fair value of the award.

As permitted by FAS 123, GTSI currently accounts for share-based payments to employees using the intrinsic value provisions of APB 25 and, as such, generally recognizes no compensation costs for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on our results of operations.  The impact of the adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements in Part I, Item 1 of this Form 10-Q. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current literature. This requirement will reduce cash flows from operating activities and increase cash flows from financing activities in periods after adoption.

In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, we plan to adopt the standard beginning January 1, 2006. FAS 123R offers several alternatives for implementation.  At this time, management plans to use the modified prospective transition method. We are also evaluating the impact of FAS 123R to our employee stock purchase plan.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“FAS 154”) which is a replacement of APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005 and we plan to adopt FAS 154 on January 1, 2006. We do not expect the adoption of FAS 154 to have a significant impact on our financial statements.

Outlook

During the past three fiscal years, sales for the nine months ended September 30 have averaged approximately 69% of GTSI’s annual sales. Management expects this percent to decline during the current year largely because our results in the first part of the year were adversely affected by the problems associated with our GEMS implementation during the second quarter of 2005.

We experienced difficulties during the first part of 2005 in our efforts to match 2004 monthly sales figures. However, in September 2005, our monthly sales surpassed September 2004 sales by $7.8 million. In addition to further revenue growth, we believe we have the ability to continue the improvement in our gross margin percentages through more discipline in our pricing strategy and processes, selling more complex solutions to our customers and driving lower costs from our vendors. We believe our business is moving away from a lower-end low margin commodity fulfillment model to one selling higher-end technology and services-based solutions. We plan to focus on achieving a higher degree of productivity in the fourth quarter of 2005. Management identified three key initiatives to realize this goal: 1) focusing on increasingly complex solutions and applications, 2) refining our sales strategy to align our sales teams with our customers and product offerings and 3) achieving operational excellence in our execution after the sale.

GTSI has invested resources and focus in a number of areas, including our expansion into state and local government sales, our investments in our integrator solutions group, the quality of our people, and the creation of GTSI Financial Services, all of which provide our customers with differentiators versus our competition. We believe our leasing business allows our government customers a way to leverage their present dollars into greater buying power, creating an efficient avenue for securing solutions and delivering mission critical services.

Although our GEMS implementation during the second quarter of 2005 caused disruptions to our business and a negative impact on our year to date results, we expect our infrastructure investment in GEMS to provide the foundation and resources necessary to support a more efficient selling process and improved shipment of products to our customers. In addition, we anticipate the functionality of GEMS, once mastered, will reduce the lag time between order placement and shipment. Management expects to continue to invest in GEMS in 2006 and is performing analyses related to further upgrades and enhancements to the system.

Management initiated a pilot program for a new customer relationship platform (“CRM”) during June 2005. Depending upon the results of the pilot program and management’s evaluation of our existing CRM platform, we may incur an impairment charge for the write-off of our existing CRM software. As of September 30, 2005, we have capitalized $0.8 million in costs related to the CRM solution. Utilization of a robust CRM platform is expected to allow us to become more productive and increase sales of products, services and solutions.

We currently intend to continue to purchase GTSI’s common stock under the share repurchase program approved by our Board of Directors. As of September 30, 2005 we had authorization for additional repurchases of $7.0 million. Under the terms of our Credit Facility, payments for shares repurchased during the remainder of 2005 will not exceed $1.9 million.

Our year to date net loss as of September 30, 2005 was $8.7 million. We continue to see the government market opportunity as robust, and one that is growing faster than inflation. Based on this expectation, as well as the seasonality of our business, we anticipate improved results in the fourth quarter of 2005; however, we are projecting an annual net loss for 2005.

ITEM 3.                                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by this item see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of GTSI’s 2004 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2004.

ITEM 4.                                                                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management performed an evaluation, with the participation of GTSI’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules13a-15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In closing the third quarter of 2005, the Company became aware of issues with its documentation and procedures regarding retention bonuses. Accordingly, we are implementing improvements that we expect will be effective prior to December 31, 2005. The Company believes that its quarterly financial statements presented herein are fairly stated.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the Ichiban lawsuit filed against GTSI in November 2003, the Virginia Circuit Court in March 2005 dismissed the plaintiff’s suit against GTSI. In late July the Court entered a final order in favor of GTSI and awarded GTSI $1.4 million in attorneys’ fees and costs. In October 2005, Ichiban filed an appeal to the Court’s ruling. Management continues to believe the claims are without merit and intends to vigorously defend any appeal, but the ultimate outcome of this matter is uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2005	119,300	$8.18	119,300
August 1 to August 31, 2005	30,700	$7.23	30,700
September 1 to September 30, 2005	63,300	$7.25	63,300
Total - Three Months Ended September 30, 2005	213,300	$7.77	213,300	$7,010,068

GTSI’s common stock repurchase program was announced in February 2000. GTSI’s Board of Directors authorized GTSI to repurchase its common stock for an aggregate purchase price up to $5.25 million. In January 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company’s common stock, provided the per share price did not exceed the market price. In April 2005, GTSI’s Board of Directors increased the stock repurchase program by $7.3 million. This repurchase program, as increased, is the only stock repurchase program currently in effect and there have been no repurchase programs that have expired during the period covered by this report.

GTSI’s Credit Facility discussed under Part I, Item I, Note 3 to the condensed consolidated financial statements of this Form 10-Q includes restrictions on GTSI’s working capital as well as limitations upon the payment of dividends and the purchase of GTSI’s stock.  The Credit Facility prohibits the Company from paying cash dividends on its stock during the period from August 8, 2005 through December 31, 2005.  The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future.  The Credit Facility permits the Company during this same period to purchase its stock only if the following conditions are satisfied:  (a) the purchase prices for the stock do not exceed in the aggregate $2.5 million, (b)  no default exists under the Credit Facility and no default or event of default will occur or is reasonably likely to occur as a result of any such purchase, (c) there is at least $7.5 million of Excess Eligible Accounts under the Credit Facility after giving effect to the contemplated purchase, and (d) an additional reserve is taken against GTSI’s borrowing base under the Credit Facility equal to the aggregate purchase price paid for the stock. As of September 30, 2005, the Company’s purchase of its stock is restricted to $1.9 million.

The Credit Facility, as amended, provides that if, after December 31, 2005, there is no existing default and no default or event of default is reasonably likely to occur as a result of such payment, the Company may annually make payments aggregating up to $2.5 million for stock purchases, cash dividends and certain prepayments of debt. Additionally, if there is (a) no existing default and no default or event of default will occur or is reasonably likely to occur as a result of such payment and (b) at least $7.5 million of Excess Eligible Accounts under the Credit Facility, after giving effect to the contemplated purchase, the Company may make payments of any amount for stock purchases.

ITEM 6.  EXHIBITS

The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2005 on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

/s/ M. DENDY YOUNG
M. Dendy Young
Chairman and Chief Executive Officer

/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Form of Letter of Agreement signed by Scott W. Friedlander, Thomas A. Mutryn and Scot Edwards regarding second quarter bonus payments* (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

*Management compensatory arrangements required to be filed pursuant to Item 15 (c).