Form 10-Q/A
period 2005-06-30
GTSI CORP
filed 2005-11-18
CIK 850483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q/A

AMENDMENT No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of GTSI Corp. (“GTSI” or the “Company”) is being filed to restate the Company’s financial statements for the three and six months ended June 30, 2005. This Form 10-Q/A for the quarterly period ended June 30, 2005 includes these revisions and amends:

•                  Part I, Item 1, Financial Statements

•                  Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

In November 2005, the Company determined it had inadvertently expensed costs related to its employee retention programs in the second quarter of 2005. As a result, the Company is, by means of this filing, restating its previously issued quarterly financial report for the period ended June 30, 2005.

Except for the above-referenced information regarding retention payments with future service requirement provisions, this Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date of August 9, 2005. Accordingly, this amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

GTSI CORP.

Form 10–Q for the Quarter Ended June 30, 2005

INDEX

		Page

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS –

	Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 4.

CONTROLS AND PROCEDURES

26

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

27

SIGNATURES		27

EXHIBIT INDEX		28

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GTSI CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Restated)
	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$292	$397
Accounts receivable, net	161,782	202,742
Leases receivable, net	2,752	7,864
Merchandise inventories	70,072	59,184
Other current assets	20,154	9,616
Total current assets	255,052	279,803
Property and equipment, net	4,325	5,083
Computer software, net	11,280	10,100
Other assets	1,648	1,400
Total assets	$272,305	$296,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$1,179
Accounts payable	165,645	173,218
Accrued liabilities	14,051	14,734
Deferred revenue	7,250	9,216
Accrued warranty liabilities	1,625	2,429
Total current liabilities	188,571	200,776
Other liabilities	3,269	3,473
Total liabilities	191,840	204,249

Commitments and contingencies

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,362,549 outstanding at June 30, 2005; and 9,806,084 issued and 8,987,643 outstanding at December 31, 2004	49	49
Capital in excess of par value	46,396	46,817
Retained earnings	37,073	50,395
Treasury stock, 443,535 shares at June 30, 2005 and 818,441 shares at December 31, 2004, at cost	(3,053)	(5,124)
Total stockholders’ equity	80,465	92,137
Total liabilities and stockholders’ equity	$272,305	$296,386

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	(Restated)		(Restated)
	2005	2004	2005	2004

SALES	$160,683	$238,990	$317,684	$417,612

COST OF SALES	144,077	217,453	282,999	377,994

GROSS MARGIN	16,606	21,537	34,685	39,618

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	28,398	24,622	56,689	46,319

LOSS FROM OPERATIONS	(11,792)	(3,085)	(22,004)	(6,701)

INTEREST AND OTHER INCOME
Interest and other income	578	541	1,498	1,911
Interest and other expense	(224)	(22)	(415)	(60)
Interest and other income, net	354	519	1,083	1,851

LOSS BEFORE INCOME TAXES	(11,438)	(2,566)	(20,921)	(4,850)

INCOME TAX BENEFIT	(3,927)	(1,013)	(7,600)	(1,915)

NET LOSS	$(7,511)	$(1,553)	$(13,321)	$(2,935)

LOSS PER SHARE
Basic	$(0.81)	$(0.18)	$(1.46)	$(0.34)
Diluted	$(0.81)	$(0.18)	$(1.46)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,249	8,573	9,126	8,564
Diluted	9,249	8,573	9,126	8,564

The accompanying notes are an integral part of these financial statements.

GTSI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	(Restated)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,321)	$(2,935)
Adjustments to reconcile net loss to net cash provided by operating activities	15,886	46,446
Net cash provided by operating activities	2,565	43,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of software and equipment	(2,315)	(3,843)
Net cash used in investing activities	(2,315)	(3,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank notes, net	(1,179)	(12,813)
Payments to acquire treasury stock	(1,333)	—
Proceeds from ESPP	247	429
Proceeds from exercises of stock options	1,910	386
Net cash used in financing activities	(355)	(11,998)

NET (DECREASE) INCREASE IN CASH	(105)	27,670
CASH AT BEGINNING OF PERIOD	397	177
CASH AT END OF PERIOD	$292	$27,847

CASH PAID DURING THE PERIOD FOR:
Interest	$172	$38
Income taxes	$14	$1,018

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

3.  Restatement of Previously Issued Financial Statements

In November 2005, the Company determined it had inadvertently expensed costs related to its employee retention programs in the second quarter of 2005.  The Company promptly notified both its Audit Committee and its independent accountants.  The Company is, by means of this filing, restating its previously issued unaudited quarterly financial statements for the three and six months ended June 30, 2005. Set forth below is a comparison of the previously reported and restated Consolidated Statements of Operations for the three and six months ended June 30, 2005 and Consolidated Balance Sheet at June 30, 2005.

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005
	Previously Reported	Restated	Previously Reported	Restated

SALES	$160,683	$160,683	$317,684	$317,684

COST OF SALES	144,077	144,077	282,999	282,999

GROSS MARGIN	16,606	16,606	34,685	34,685

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	29,393	28,398	57,684	56,689

LOSS FROM OPERATIONS	(12,787)	(11,792)	(22,999)	(22,004)

INTEREST AND OTHER INCOME, NET	354	354	1,083	1,083

LOSS BEFORE INCOME TAXES	(12,433)	(11,438)	(21,916)	(20,921)

INCOME TAX BENEFIT	(4,288)	(3,927)	(7,961)	(7,600)

NET LOSS	$(8,145)	$(7,511)	$(13,955)	$(13,321)

LOSS PER SHARE
Basic	$(0.88)	$(0.81)	$(1.53)	$(1.46)
Diluted	$(0.88)	$(0.81)	$(1.53)	$(1.46)

	June 30, 2005
	Previously
	Reported	Restated
ASSETS
Current assets:
Cash	$292	$292
Accounts receivable, net	161,782	161,782
Leases receivable, net	2,752	2,752
Merchandise inventories	70,072	70,072
Other current assets	19,521	20,154
Total current assets	254,419	255,052
Property and equipment, net	4,325	4,325
Computer software, net	11,280	11,280
Other assets	1,648	1,648
Total assets	$271,672	$272,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	191,840	191,840

Stockholders’ equity
Common stock	49	49
Capital in excess of par value	46,396	46,396
Retained earnings	36,440	37,073
Treasury stock,, at cost	(3,053)	(3,053)
Total stockholders’ equity	79,832	80,465
Total liabilities and stockholders’ equity	$271,672	$272,305

The restatement of the Company’s Consolidated Statements of Operations resulted in a reduction of selling, general and administrative expenses of $1.0 million that was initially expensed in the second quarter and should have been amortized over the 12-month future service period required for the retention program.  As a result, the Company’s restated second quarter net loss decreased by approximately $0.6 million, or $0.07 per share, from its net loss previously reported in Form 10-Q for the second quarter. The restatement of the Company’s Consolidated Balance Sheet as of June 30, 2005 resulted in an increase in other current assets of $0.6 million.

All financial information for the three and six months ended June 30, 2005 in this Quarterly Report on Form 10-Q is presented inclusive of the resulting revisions of amortizing this expense over twelve months.

4.  Stock-Based Compensation

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss – as reported	$(7,511)	$(1,553)	$(13,321)	$(2,935)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(165)	(272)	(848)	(1,041)
Net loss – pro forma	$(7,676)	$(1,825)	$(14,169)	$(3,976)

Loss per share – as reported
Basic	$(0.81)	$(0.18)	$(1.46)	$(0.34)
Diluted	$(0.81)	$(0.18)	$(1.46)	$(0.34)

Loss per share – pro forma
Basic	$(0.83)	$(0.21)	$(1.55)	$(0.46)
Diluted	$(0.83)	$(0.21)	$(1.55)	$(0.46)

For the three and six months ended June 30, 2005 and 2004, the Company recorded charges of approximately $34 thousand and $480 thousand for stock-based compensation granted to non-employees based on the fair value method.

5.  Leases Receivable

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

7.  Credit Facility

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

8.  Stockholders’ Equity

Treasury stock

During 2005, GTSI’s Board of Directors approved an increase to the Company’s share repurchase program. The increased authorization was for $7.3 million which, combined with the remaining $2.7 million available under previous authorizations, results in $10.0 million available for repurchase. During the three months ended June 30, 2005, the Company purchased approximately 160 thousand shares of common stock for its treasury at a cost of approximately $1.3 million. As of June 30, 2005, GTSI had authorization for remaining future purchases of $8.7 million for GTSI common stock. However, under the terms of our Credit Facility, as amended (see Note 11), purchases of GTSI common stock during the remainder of 2005 are restricted to $2.5 million. No purchases occurred during 2004. The Company will hold the repurchased shares in treasury.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net loss	$(7,511)	$(1,553)	$(13,321)	$(2,935)
Weighted average shares outstanding	9,249	8,573	9,126	8,564
Basic loss per share	$(0.81)	$(0.18)	$(1.46)	$(0.34)

Diluted earnings per share:
Net loss	$(7,511)	$(1,553)	$(13,321)	$(2,935)
Weighted average shares outstanding	9,249	8,573	9,126	8,564
Incremental shares attributable to the assumed conversion of dilutive stock options and non-vested restricted stock awards	N/A *	N/A *	N/A **	N/A **
Weighted average shares and equivalents	9,249	8,573	9,126	8,564
Diluted loss per share	$(0.81)	$(0.18)	$(1.46)	$(0.34)

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

10.  Commitments and Contingencies

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

11. Subsequent Events

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

First quarter sales were significantly weaker than projected under our 2005 operating budget, declining approximately 12% from the same period in 2004. While we added approximately 150 additional people during the second half of 2004, these resources were not as productive from a revenue generation perspective as previously contemplated. Second quarter sales continued to fall below projections and were $78.3 million lower than in the same period of the prior year. Our results for the six months ending June 30, 2005 were disappointing, falling below our growth forecast and resulting in a net loss of $13.3 million. Management contributes this result to three main factors: 1) problems associated with the implementation of GEMS, 2) a change in the mix of transactions from numerous small transactions to increasing reliance on larger, more complex transactions with longer sales cycles, and 3) lower employee productivity due in part to increased turnover especially in our sales organization. Management still intends to drive the business to increase sales; however, it has determined that it is unlikely we will double sales by 2007.

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

•                  Net loss for the six months ended June 30, 2005 was $13.3 million, predominantly related to a 22.4% increase in SG&A expenses from our additional headcount;

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.7	91.0	89.1	90.5
Gross margin	10.3	9.0	10.9	9.5
Selling, general & administrative expenses	17.6	10.3	17.8	11.1
Loss from operations	(7.3)	(1.3)	(6.9)	(1.6)
Interest and other income, net	0.2	0.2	0.3	0.4
Loss before income taxes	(7.1)	(1.1)	(6.6)	(1.2)
Income tax benefit	2.4	0.4	2.4	(0.5)
Net loss	(4.7)%	(0.7)%	(4.2)%	(0.7)%

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

Selling, General & Administrative Expenses

We have invested heavily in the business in terms of headcount and technology to build a larger, more robust organization to capitalize on the market opportunity we anticipate from the expanding federal government IT budget. Selling, general & administrative (“SG&A”) expenses for the three months ended June 30, 2005 increased $3.8 million, or 15.3%, from the same period in 2004.  This increase is primarily due to increased compensation and benefit costs for the additional employees hired to support our strategic growth plan. An important factor in our business is that it takes some time for new sales professionals to become fully productive. SG&A expenses for the quarter ending June 30, 2005 included $0.8 million of GEMS related expenses for consulting, training and depreciation. Expressed as a percentage of total sales, SG&A expenses increased from 10.3% in the three months ended June 30, 2004 to 17.6% during the three months ended June 30, 2005.

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

Income Taxes

Our Income tax benefit increased $2.9 million, from $1.0 million for the three months ended June 30, 2004 to $3.9 million for the three months ended June 30, 2005. The increase in this benefit is related to the $6.0 million increase in GTSI’s Loss before income taxes to $7.5 million for the three months ended September 30, 2005. This was slightly offset by the decrease in our estimated annual effective tax rate from 39.5% for the three months ended June 30, 2004 to 34.3% for the same period in our current year.

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

SG&A Expenses

SG&A expenses for the six months ended June 30, 2005 increased $10.4 million, or 22.4%, from the same period in 2004.  This increase was primarily related to increased salary expenses of $6.5 million and employee benefit costs of $1.7 million from increased headcount. SG&A expenses during the six month period ended June 30, 2005 included $1.7 million of GEMS related expenses for consulting, training and depreciation. SG&A expenses as a percentage of sales increased 6.7% to 17.8% for the six months ended June 30, 2005.

Interest and Other Income, Net

Interest and other income, net during the six months ended June 30, 2005 decreased $0.8 million to $1.1 million compared to the same period in 2004. This decline was caused by reduced lease interest income of $0.4 million due to the timing of when leases were funded by external sources and a $0.3 million loss on an equity investment.

Income Taxes

We recorded a tax benefit of $7.6 million for the six months ended June 30, 2005 compared to a tax benefit of $1.9 million in the same period last year.  This increase was due to the increased Loss before income taxes of $16.1 million to $20.9 million for the six months ended June 30, 2005. Our income tax benefit for 2005 was calculated at an estimated annual effective tax rate of 36.3%, compared to 39.5% estimated income tax rate at June 30, 2004. The decrease in the effective tax rate is due primarily to the impact of our projected permanent differences between book and tax income on the projected net loss for the year ending December 31, 2005.

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

During the six months ended June 30, 2005, we continued to generate positive cash flow from operations, although $40.9 million less than the same period last year.  This decrease was primarily due to a $10.4 million increase in net loss and a net change in assets and liabilities of approximately $31 million.  In the absence of substantial cost reductions necessary to return us to profitability, there is no assurance that we will be able to maintain positive cash flow from operations in future periods.

The $1.5 million decline in cash used in investing activities was principally due to decreased investments in the development of GEMS during the first half of 2005 than the same period of 2004.  Cash used in financing activities was $0.4 million for the six months ended June 30, 2005 compared to $12.0 million for the six months ended June 30, 2004. During the six months ended June 30, 2005 we paid $1.3 million for shares repurchased on the open market under our share repurchase plan. We did not repurchase any shares on the open market during 2004. During the first quarter of 2005, we expended $1.2 million to fully pay our Notes payable to banks, whereas net payments of bank notes during 2004 totaled $12.8 million. During 2005, these outlays were offset by exercises of common stock options of $1.9 million and proceeds from the employee stock purchase plan of $0.2 million. Proceeds from exercises of common stock options increased $1.5 million from the six-months ended June 30, 2004 to the six-months ended June 30, 2005 predominately due to the exercise of 400,000 stock options by our Chief Executive Officer. Cash received during the six months ended June 30, 2005 from ESPP declined $0.2 million compared to the six months ended June 30, 2004.

Liquidity

At June 30, 2005 our long-term debt remained zero although our cash balances are depleted. At June 30, 2004 our cash balance was $27.8 million. Our working capital decreased $12.5 million from $79.0 million at December 31, 2004. As of June 30, 2005, our working capital was $66.5 million, as compared to $62.5 million and $55.2 million for the same periods in 2004 and 2003, respectively. GTSI’s current assets are $24.8 million less as of June 30, 2005 when compared to our prior fiscal balance. This decline is mainly due to decreased accounts receivable of $41.0 million related to lower 2005 sales, offset by increases of $10.9 million in inventory and $8.4 million in income taxes receivable. At June 30, 2005 our current ratio was equal to the industry average of 1.3. GTSI’s quick ratio at June 30, 2005 was 0.9, falling below the industry average of 1.3.

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

•                  For the quarter ending September 30, 2005, added a Minimum Pretax Profit covenant of $2 million;

•                  Added an Excess Collateral requirement of $20 million;

•                  During the period from August 8, 2005 through December 31, 2005, prohibits us from purchasing any of our stock; and

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

GTSI recorded a net loss of $13.3 million for the six months ended June 30, 2005. Despite this fact, we were able to maintain positive cash flows from operations. Management expects our cash flows from operations to increase for the nine months ending September 30, 2005 due to the seasonal nature of our business. However, there is no assurance we will be able to maintain positive cash flow from operations in the future if sales continue to decline without a corresponding decrease in costs to return GTSI to profitability. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our Credit Facility to finance our operating cash needs. Even though GTSI has experienced a significant loss in the first half of the year, we believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations. However, if we are not able to generate positive cash flow in the second half of the year and we are unable to meet the debt covenants in future periods or obtain a waiver of any such default from our lenders; our Credit Facility may be reduced or restricted. We may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rate, to finance our working capital requirements. GTSI believes that such capital sources will be available to us on acceptable terms, if needed.

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

GTSI is experiencing difficulties in our efforts to increase sales. We continue to believe we have the ability to improve our margin percentage, as has been done over the past few quarters, through revamping our purchasing organization and continuing to improve our pricing processes through use of market based pricing and deal profitability assessments. Our year to date net loss as of June 30, 2005 is $13.3 million. Although we anticipate, based on the seasonality of our business, improved results in the third and fourth quarters of 2005, we anticipate our annual results to be a net loss for 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 17, 2005 on its behalf by the undersigned thereunto duly authorized.

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