Form 10-K
period 2005-12-31
GTSI CORP
filed 2006-04-12
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    YES   ☐      NO   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES   ☐      NO   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☑    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer   ☐      Accelerated filer   ☑      Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐      NO   ☑

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2005 was $76,211,149.

The number of shares outstanding of the registrant’s common stock on February 28, 2006 was 9,496,460.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on May 9, 2006.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) relating to our operations that are based on our current expectations, estimates and projections. Words such as “expect,” “believe,” “anticipate,”  “plan,” “intend” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from what is expressed or projected in these forward-looking statements. The reasons for this include the factors discussed in Item 1A Risk Factors of this Annual Report on Form 10-K. We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

PART I

ITEM 1.                BUSINESS

Overview

Founded in 1983, GTSI Corp. is a Delaware corporation with more than 20 years of experience focused exclusively on selling IT products and solutions to U.S. Federal, state and local governments. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries. During this period, our customers have come to rely on GTSI to translate business challenges into practical technology solutions for today’s governments. We harness IT’s leading vendors, products and services inside the core technology areas most critical to government success. “GTSI” is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.

We sell to departments and agencies of the U.S. Federal Government, as well as state and local governments, and prime contractors. Our total sales were $886.3 million, $1.1 billion and $954.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. We offer a competitive mix of logistical and procurement support to our customers. The approximate percentage of our sales by customer type for the years ended December 31 was:

	2005	2004	2003
U.S. Federal Government	71%	75%	80%
Prime Contractors	21	20	17
State and Local Governments	8	5	3
Total	100%	100%	100%

Additional information related to net (loss) income, total assets, significant customers and long-lived assets is provided in the consolidated financial statements and in Note 14 of the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

We faced several challenges during 2005 as a result of a changing government marketplace, the implementation of our GTSI Enterprise Management System (“GEMS”), and employee turnover. In response, at the end of 2005 management reaffirmed its goal to pursue a distinctive business model that combines the concepts of a value added reseller of complex IT solutions with an efficient reseller of more commodity-like products. We believe this fusion will create a strong and solid government technology partner.

The vast majority of the IT solutions we offer to our customers have a strong product component, and many are entirely product-based. The latter are identified and purchased by government procurement officers under standard government contracts, which range from single agency contracts to those which are available to the entire U.S. Federal Government or state government community (such as U.S.

Communities). We are especially well-positioned to fulfill the requirement of having an appropriate contract vehicle as we hold a contracts portfolio that includes nearly four dozen such contracts, and many major Federal agency-specific contracts.

To fulfill product demand, GTSI maintains a 140,000 square-feet distribution and integration center in Northern Virginia, immediately adjacent to Washington Dulles International Airport. We use this proximity in concert with close systems relationships with our customers and vendors to assure timely delivery for our customers’ mission-critical applications. We leverage our distribution and integration center and matching logistics expertise to offer a wide variety of managed fulfillment and value added services such as:

•       Hardware integration;

•       Customer image propagation;

•       Automated system diagnostics and data capture;

•       Customer asset tagging; and

•       Complex configurations of various IT Solutions, such as Voice over Internet Protocol.

Both our distribution and integration operations are fully ISO certified.

To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of financial services capable of managing the entire technology lifecycle. GTSI offers lease arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expenses. This is especially important to agencies whose budget planning requirements span many forward-looking years, but whose technology needs cannot be accurately planned on the same timeline. It also appropriately helps agencies keep their information management resources focused on the flow and security of agency information, rather than ownership of the technology itself. This model is in high demand from our customers, and we believe it represents a distinctive GTSI solutions advantage.

Going Concern

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K. GTSI incurred a net loss of $16.0 million for the year ended December 31, 2005 and has not complied with certain covenants of our $135 million revolving credit facility with a group of banks (the “Credit Facility”). Our lenders have notified us that our Credit Facility will terminate on the annual renewal date of May 31, 2006. As a result, we will need a replacement credit facility to meet our capital needs for the remainder of 2006 and beyond.

In the absence of receiving a revolving credit facility, management does not believe that our existing capital resources will enable us to fund operations for the next three months. Management plans to obtain alternative financing under a revolving credit facility with new lenders prior to the expiration of our Credit Facility. We did not include any adjustments to the consolidated financial statements included in this Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we are confident that we will continue to be a financially sound and viable business, providing quality service to our government customers, attractive employment opportunities for our employees and long-term value to our stockholders. We expect to obtain a replacement credit facility in the near future and we believe we are taking the necessary actions to improve our cash flows. We are currently undertaking the following efforts to address this uncertainty:

•       On April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility;

•       We are working to strengthen the core operating processes of the supply chain and improve productivity;

•       We initiated significant reductions in workforce in October 2005 and February 2006 to reduce our costs, eliminating over 100 full time positions;

•       We have concerted efforts underway to improve working capital by collecting aged receivables, increasing the amount of partial billings, and invoicing customers as soon as allowed; and

•       In the fourth quarter of 2005, we developed a strategic plan to identify and exit failing or non-strategic activities, improve execution of our current business, and emerge as a high-value solutions provider, as described in our Business Strategy section below.

Business Strategy

GTSI is committed to and focused on the government customer. We believe there are significant opportunities to realize improved profitability through our existing business, and to increase our relatively low market share within the growing government IT market.

Our vision is to become a leading supplier of IT solutions to our government customers, and to continue taking advantage of the robust government IT market. During 2005, management created a plan with three elements consistent with our goals: to identify and exit failing or non-strategic activities, improve execution of the current business, and emerge as a high value solutions-provider. These elements are detailed below.

Identify and Exit Failing or Non-Strategic Activities

We expect to be more successful by better focusing our many efforts, doing more profitable and strategic activities, and doing fewer activities which are either not profitable or non-strategic. We have reviewed our various activities and eliminated or scaled back poor performing sales teams and are in the process of focusing our marketing and sales efforts on the products, services and vendors which are most profitable. We have reviewed our organization to eliminate duplicative activities and create lines of accountability. The result of these efforts resulted in two reductions in work force: one in October 2005 and a second in February 2006. We continue to measure the performance of various customer teams and lines of business, and adjust our resources to ensure that they are being deployed to maximum advantage.

Improve Execution

Our goal continues to be to create margin improvement through process improvement and cost reductions. The implementation of the GEMS system in 2005 put significant strain on our organization and exposed several process inefficiencies throughout GTSI. We believe we can reduce operating costs, improve customer service and improve cash flow through a concerted effort to improve our supply chain and delivery processes. We recently aligned our organization to put all supply-chain and IT activities in one organization to drive the various initiatives to realize the benefits of improved execution. We have begun to map various processes and will be taking additional action intended to improve our current business activities.

Emerge as a High-Value Solutions Provider

GTSI continues to evolve as a provider of value-added solutions consisting of both products and services to our government and system integrator customers. We have been successful in providing technical assistance to support complex, multi-vendor solutions; in providing GTSI and third-party services; and in teaming with other service providers on large, more complex bids. While larger sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. Going forward, we will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable. In addition, we will continue to take other action to create and maintain a profitable company. Specifically, we plan to:

Focus on the Growing Government IT Market

Because of our historical focus on government, GTSI has developed the expertise and established the vendor and customer relationships necessary to be a leader in this market. As a result, our marketing and sales force are effective at reaching and servicing the government market, which consists of procurement and contracting officers, information resource managers, Chief Information Officers, government IT executives, systems integrators, value-added resellers, prime contractors and a wide array of end-users.

Execute New Government Contracts and Utilize Flexible Contract Vehicles

GTSI holds a wide range of government contracts, including multi-million dollar, multi-year contracts with the Department of Defense (“DoD”) and various civilian agencies, as well as several multiple award schedules and blanket purchasing agreements with a variety of DoD and civilian agencies. We also serve as a subcontractor, providing products and services to other companies holding government contracts. GTSI intends to continue identifying and pursuing contract vehicles that best leverage our broad selection of solutions, services, integration and distribution capabilities and vendor relationships.

Provide a High-Quality Centralized Source for Procuring IT Products and Services

In addition to offering a full line of computer hardware, software and peripheral products, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that we sell. Furthermore, by offering a range of IT solutions and products through a variety of procurement mechanisms, we offer our customers the convenience, flexibility and cost savings of purchasing from a centralized source. In our interactions with our customers, our employees focus on providing high quality customer services associated with the order, delivery, installation and repair of the products we sell. In addition to our product offerings, we now offer service solutions to meet our customer needs in networking and telecommunications, storage and continuity of operations solutions, enterprise software deployment, and managed logistics support.

Establish and Maintain Strong Vendor Relationships

To provide a centralized source of products and solutions for our customers, GTSI maintains strong relationships with leading hardware, software and services vendors. GTSI offers our vendors a wide range of marketing and sales services, which provide them with access to the millions of end-users constituting the government market. In addition, we insulate our vendors from the procurement regulatory complexities, costs and complicated billing requirements associated with the government market.

Customers

GTSI’s sales are predominantly generated from multiple agencies and departments of the U.S. Federal Government, either directly or ultimately through prime contractors. Our sales from the U.S. Federal Government (both directly and indirectly) accounted for approximately 92%, 95%, and 97% of our sales during 2005, 2004 and 2003, respectively. U.S. Federal Government sales were earned from numerous agencies and departments as approximated below:

	2005	2004	2003
Department of Defense	35%	37%	41%
Civilian Agencies and Departments	42	42	41
Prime Contractors	23	21	18
Total	100%	100%	100%

Contracts

GTSI achieves its sales through Federal, state and local government contracts and open market procurements. Our contracts with the U.S. Federal Government include a General Services Administration (“GSA”) Schedule contract, Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts and Blanket Purchase Agreements (“BPAs”). We pursue formal government bids for IDIQ contracts and BPAs. Substantially all of these bids are awarded on a “best value” to the government basis (which, depending on the bid, can be a combination of price, technical expertise, past performance on other government contracts and other factors). We seek to use our vendor contacts, purchasing power, distribution strength and procurement expertise to compete successfully on these bids. These major procurements may equal millions of dollars in total sales, span multiple years and provide a purchasing vehicle for many government agencies. In some cases, various government agencies levy an administrative fee on purchases made by departments outside of the agency that awarded the contract. These fees are collected by GTSI and remitted to the respective agency on a contract specified payment schedule. Items offered under our contracts include platform solutions, peripherals, maintenance, training and services. All of our contracts allow for the addition of products under certain circumstances. Additional details regarding our platform solutions and peripherals are provided in the Products, Solutions, and Services subheading in this Business section.

General Services Administration

GTSI holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. In March 2002, the U.S. Federal Government formally exercised its first of three five-year options to extend the GTSI contract through 2007. GSA contracts provide all government agencies, certain international organizations, authorized prime contractors, and state and local governments with an efficient and cost-effective means for buying commercial products. GSA purchasers may place unlimited orders for products under GSA contracts.

Our GSA contract contains price reduction clauses requiring that we pass on to government customers certain reduced prices we may receive from our vendors, but prohibits us from passing on price increases for a period of one year. To mitigate the potentially adverse impact of any such price increase, we require substantially all of our vendors who supply our GSA contract to provide us with supply and price protection.

Indefinite Delivery/Indefinite Quantity

IDIQ contracts offer greater flexibility than GSA contracts because they allow products to be added quickly and allow contractors more pricing flexibility. IDIQ contracts are pre-competed; therefore, orders placed under these contracts are not subject to formal protest unless the order is beyond the scope of the contract. There are three types of IDIQ contracts: government-wide acquisition contracts (“GWAC”), multi-agency contracts (“MAC”), and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single Federal agency for government-wide use upon approval by the Office of Management and Budget, while MACs accept orders from other agencies under the authority of the Economy Act.

Details regarding our IDIQ contracts are as follows:

Contract Name	IDIQ Type	Contracting Agency	Expiration Date
Scientific Engineering Workstation Procurement III (a)	GWAC	NASA	July 30, 2006
Electronic Commodity Store III	GWAC	NIH (b)	Nov. 26, 2012
Maxi-Minis and Databases	MAC	Army	May 25, 2006
Information Technology Enterprise Solutions	MAC	Army	Nov. 1, 2006
Procurement of Computer Hardware and Software-2	single agency	Veterans Administration	April 3, 2007(c)

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

GTSI maintains several Federal Supply Schedule BPAs that are authorized under our GSA Schedule 70 contract. GSA authorized BPAs incorporate many terms, conditions and products offered on GSA Schedule contracts, often at prices lower than those available on the GSA schedules. We normally enter into separate agreements with vendors to offer reduced BPA prices to the government. Our BPAs are agency specific and allow us to focus specific vendor relationships on specific customers.

State and Local

In 2003, GTSI was awarded U.S. Communities, a multi-state contract available to cities, counties, special districts (airport, water, etc.), state agencies, schools and large non-profits such as hospitals and clinics. In addition, GSA now allows state and local government agencies to utilize GSA Schedules. Multi-

state contracts enable individual states to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. The initial term of the U.S. Communities contract expires on May 1, 2006 and the contract has three one-year extension options.

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

Products, Solutions and Services

GTSI continuously monitors and evaluates existing and emerging technologies to ensure that they offer our customers the most appropriate technology for their demanding applications. GTSI also offers simplified buying to our customers through our e-commerce website, GTSI.com, as well as a growing number of agency, program and vendor-specific sub-webs and portals.

Hardware

GTSI has strong strategic relationships with global hardware-market leaders. We also have resources dedicated to incubating new vendors as technology develops and emerges. In our traditional reseller capacity, we provide government with products for workgroup computing, such as workstations and desktops; mobility computing and communications, such as wireless-equipped notebooks and PDAs; core computing, such as servers, high-end computing, and storage systems; networking products for LANs, WANs, MANs and personal area networks; and a wide range of peripherals such as disk drives, printers, monitors, scanners, modems and related products. Our core service mix helps customers make the greatest productive use of this technology by assisting them in selecting, configuring, installing and maintaining the components that populate today’s multi-function networks.

Software

We provide software products from most leading desktop and enterprise software providers, including Adobe, BEA Systems, Citrix Systems, Computer Associates, IBM, McAfee, Mercury Interactive, Microsoft Corporation, Red Hat, Symantec/Veritas, and VMWare. GTSI’s stable of software provider relationships is both broad and strong.

Solutions

During 2005, we began a realignment of marketing emphasis around a focused number of application areas in which our government customers have consistently demonstrated the greatest immediate strategic interest, and which provide us with the greatest opportunity for sustained return on investment. This emphasis is increasingly revolving around solutions designed to address mission-critical challenges common to many government agencies. Our primary solution attention is being directed toward:

•       IT consolidation, especially for servers and storage systems;

•       Disaster recovery and backup;

•       Mandates for agency migration to next-generation networks, including support for IPv6 and VoIP;

•       E-mail management, especially for archiving, security, infrastructure support, and migration;

•       Mobile-enabled data management for field knowledge workers and enforcement personnel; and

•       Visual communication support for remote workers and distributed offices, including collaboration, presentation, and broadcast systems.

Each GTSI solution starts with standard components built around a custom deployment model that is determined through our assessment of the customer’s complete application environment. This action plan draws on approaches and technology created across many of our projects to help drive any given project to rapid delivery. It is this combination of core services and approaches that we believe best helps our customers meet their critical budget and deadline requirements.

A typical GTSI solution may draw from any of these core services:

•       Needs analysis and environment assessment;

•       Professional services, including project planning and management, engineering, implementation and training;

•       Financial services to evenly distribute cash flow requirements for technology refreshes and buying cycles;

•       Systems integration and configuration, including code load and light assembly; and

•       Managed fulfillment across multiple products and locations.

GTSI provides these services with technology embedded in off-the-shelf products drawn from a core pool of industry-technology innovators. This pool currently includes Panasonic Computer Company, Cisco Systems, Sun Microsystems, Hewlett-Packard Development Company (HP), International Business Machines (IBM), Silicon Graphics, Inc. (SGI), Network Appliance, Apple Computer, American Power Conversion Corporation (APC), and Microsoft Corporation, among many others.

Services and Warranty

We professionally manage the creation and delivery of all services to our customers either using our internal resources or subcontracting to a third-party service provider. GTSI typically offers warranties on products for the same term as the manufacturer’s warranty. We also sell extended warranties ranging from three to five years beyond the manufacturer’s warranty on certain products.

The following table indicates, for the years ended December 31 (dollars in millions), the approximate sales by product category along with related percentages of total sales.

Products	2005		2004		2003
Hardware	$677.7	76.5%	$834.1	77.5%	$692.5	72.6%
Software	141.6	16.0	155.7	14.5	154.5	16.2
Resold third-party
service products	48.9	5.5	66.6	6.2	91.2	9.5
Services	18.1	2.0	19.7	1.8	15.9	1.7
Total	$886.3	100.0%	$1,076.1	100.0%	$954.1	100.0%

Vendor Relationships

To offer our customers a centralized source for their IT needs, we establish and maintain relationships with key vendors. GTSI offers vendors a number of advantages, including:

•       Proactive sales of products and solutions;

•       Access to the government market through a significant number of diverse contract vehicles;

•       Helping to lower costs to comply with procurement regulations involved in selling directly to the government market; and

•       Facilitating the reduction of costs related to reduction or elimination of selling, marketing and various administrative programs.

The terms of agreements with our vendors vary widely, but typically permit us to purchase products for resale (with subsequent system integration and professional services as needed) to the government market. Virtually none of our agreements require us to purchase any specified quantity of product. GTSI typically requires vendors, acting as suppliers to us under our term government contracts, to provide us with supply and price protection for the duration of such contracts. Other than supply agreements under term government contracts, our vendor agreements are typically terminable by GTSI or the vendor on short notice, at will or immediately upon default by either party, and may contain limitations on vendor liability. These vendor agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits for a restocking fee or in exchange for other products of such vendor.

Our vendors provide us with various forms of marketing and sales assistance, including sales incentives and market development funds. Vendors provide sell-through and other sales incentives in connection with certain product promotions. Additionally, key vendors participate with us in cooperative advertising and sales events and typically provide funding that can offset all or part of the costs of such efforts.

Inventory Management

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources. During 2005, we purchased approximately 75% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. Our distribution process is highly automated with a real-time shipment tracking and status system. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. We implemented an RFID Solution in January 2005, which enables us to apply RFID tags to case and pallet-load shipments that meet published DoD requirements. We have dedicated teams to perform cycle counts, process customer returns and receive products.

We generally ship products by UPS, FedEx, Conway and other commercial delivery services and, where applicable, invoice customers for shipping charges.

Marketing and Sales

Our marketing department develops and manages our branding and positioning activities, which span all print, electronic and live media within our target market. These activities inform our government customers and prospects of our capabilities and the GTSI value proposition, helping us acquire new customers and retain existing business relationships. Many of these activities are funded by our vendors in exchange for the market entry that GTSI relationships and expertise offer in selling to the government.

Our marketing activities include sponsorship of major trade shows, private customer-education events, display advertising in print and broadcast media, corporate and solutions-focused collateral, the GTSI.com e-commerce Web site, targeted e-mail marketing, outbound telemarketing, and sales-related incentive programs.

We recognize that the size and diversity of the government market make it imperative for us to identify and understand the needs of our customers. Through years of intensive effort, GTSI has compiled and maintained a proprietary database that contains an extensive list of agency procurement and contracting officers, information resource managers, senior policy makers, technology influencers, end-users, systems integrators, value added resellers and prime contractors. We use this database to target our marketing efforts and perform data mining for various market research purposes.

Our sales organization is focused on understanding the current and emerging needs of our customers and to provide products, services and bundled solutions to meet those needs. Our sales organization continues to provide deep coverage for existing customers while expanding sales coverage to focus on new accounts and new product and service offerings to current customers.

Competition

The government IT market is highly competitive, and subject to rapid change. GTSI competes with a number of competitors, including traditional hardware and software resellers, systems integrators, commercial computer retail chains and distributors.

We believe that the principal competitive factors in the government IT market are:

•       Price (for highly commoditized technology);

•       Expertise in government procurement processes (where standardized contracts exist);

•       Existing customer and vendor relationships (for which there is traditionally a high barrier to entry);

•       Technical expertise;

•       Logistical capability; and

•       Customer service and support.

In recent years, competition within the traditional reseller portion of our business has consolidated and intensified. Pricing pressure in particular has been and remains intense. We believe that price competition will continue to increase in 2006, as consolidation continues and competitors rationalize their complete supply chain. This competition may require us in some cases to reduce prices, increase advertising expenditures or undertake other actions to retain our strategic position. Decreasing prices require us to sell a greater number of products to achieve the same level of sales and gross margin. If this trend continues and we are unable to attract new customers and sell increased quantities of products or modify our strategy, our future sales and gross margins may be adversely affected.

Scale and scope are important dimensions in the government technology supply chain. A number of competitors to our system integration business are much larger than GTSI, and have far greater financial, marketing and technological resources. This difference in scale could in some cases produce a material impact on the promotional and sales support requirements of our business. We believe we have a competitive advantage over certain of our competitors because of our strong brand among government customers, our extensive contract portfolio and our wide variety of vendors.

Backlog

We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of the U.S. Federal Government ordering patterns and changes in inventory availability of various products. Our total backlog includes orders that have not shipped (“unshipped backlog”) as well as orders that have shipped but cannot be recognized as revenue at the end of the reporting period, since title passes to our customers when the orders reach the destination. Total backlog at December 31, 2005 was $134.3 million compared to $86.8 million at December 31, 2004. Unshipped backlog at December 31, 2005 was approximately $126.0 million, compared to $81.5 million at December 31, 2004.

Employees

At March 17, 2006 we had 732 employees, including 506 in sales, marketing and professional services; 40 in operations; and 186 in finance, IT, contracts and legal, and other support functions. None of our employees are represented by a labor union and we have experienced no labor-related work stoppages.

Available Information

GTSI is traded on the NASDAQ National Market under the symbol GTSI (See Item 5 of this Annual Report on Form 10-K). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site at www.gtsi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All of GTSI’s current required Exchange Act filings with the SEC, as well as press releases and other investor relations’ information, may be obtained free of charge by request to: Investor Relations, GTSI Corp., 3901 Stonecroft Boulevard, Chantilly, VA 20151-1010. Telephone (703) 502-2540.

ITEM 1A.        RISK FACTORS

There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some important factors that may cause actual results to differ materially from those in forward-looking statements and from historical trends.

We are uncertain of our ability to meet the covenants under our Credit Facility in future periods and we are uncertain of our ability to obtain alternative financing for our future capital needs. If we fail to be in compliance with any material provision or covenant of our Credit Facility or are unable to obtain alternative financing, we may not be able to continue to operate our business.

In February 2006, we received a notice of default from our lenders of certain covenants under our Credit Facility. As of January 31, 2006 we defaulted on the following financial covenants under the Credit Facility: (i) maximum funded indebtedness to EBITDA, (ii) minimum EBIT to net sales, and (iii) minimum tangible net worth. Our lenders requested the execution of an agreement to temporarily forbear them from enforcing their rights and remedies as a result of the events of default. On April 3, 2006, we defaulted on a covenant under the Credit Agreement when we received a staff determination letter from The NASDAQ National Market stating that because we had not filed our Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market. We have requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel. While there is no assurance, we expect to avoid delisting of our common stock from The NASDAQ National Market by the filing of this Form 10-K. A forbearance agreement (“Credit Agreement”), effective February 28, 2006, was executed between GTSI and our lenders on March 10, 2006.

The covenants of our Credit Agreement impose certain operating restrictions and financial and reporting covenants on us. These restrictions and conditions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants require us, among other things, to:

•       Provide a variety of weekly, semi-monthly, and monthly financial reports addressing key aspects of GTSI’s operation including weekly cash flow projections, analyses of aged collections, inventory reports and daily borrowing base certificates;

•       Maintain a minimum tangible net worth of $50 million as of the last day of each month;

•       Maintain specified total liabilities to tangible net worth ratios;

•       Not exceed the maximum aggregate pre-tax losses on a monthly basis as specified in the Credit Agreement; and

•       Engage a restructuring advisor to, among other things, evaluate our financial plans and alternatives.

Our ability to comply with these covenants may be affected by events beyond our control, and unanticipated events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

A breach of any of the covenants or restrictions contained in our Credit Agreement could result in an event of default under that agreement. We cannot assure you that we will be able to comply with the covenants to which we are subject in the future and, if we fail to do so, that we will be able to obtain waivers from our lenders or amend the covenants. Such a default could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, we cannot assure you that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligations.

We are currently in negotiations with several leading financial institutions seeking to secure long-term financing. On April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility. We cannot assure you that any such funds will be available to us on favorable terms or at all. If such funds are unavailable to us, we may not have enough cash to meet our operating needs.

Infrastructure failures could have a material adverse affect on our business.

We are highly dependent on our infrastructure to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, recognize revenue and otherwise carry on our business in the ordinary course. The implementation of GEMS resulted in problems which disrupted our business and adversely affected our sales and margins.

In April of 2005, GTSI went live with a new supply chain management system based on software provided by Peoplesoft Corporation, the GTSI Enterprise Management System (“GEMS”). Management had planned extensively for this implementation, and had invested a considerable sum of money training associates from a variety of functional disciplines throughout the supply chain.

For the first 90 days after go-live, we encountered many significant issues in every area of the supply chain. These issues resulted in significant productivity issues that we spent the rest of the year recovering from. Dozens of bug fixes and patches to the software were required. While the software was operating significantly better after the first 90 days, many core processes were not fully stabilized and were not as efficient as with the previous system. For the remainder of the year, a significant number of enhancements and additional reporting capabilities were added which enabled management to make better decisions based on the information available. As of December 31, 2005, core processes were stabilized with many active programs underway to continue to improve core processes during 2006.

The ongoing use of GEMS involves numerous risks including:

•       difficulties in integrating the system with our current operations;

•       the build-up of excess and obsolete inventory from duplicate orders and higher than usual customer returns;

•       diversion of management’s attention away from normal daily operations of our business;

•       initial dependence on an unfamiliar system while training personnel in its use;

•       additional expenses and cash outlays for the maintenance and upkeep of the software;

•       difficulties in obtaining reports to accurately present our external financial results;

•       increased demand on our support operations; and

•       potential delay in the processing of customer orders for shipment of products.

As a result of the above, our business, operating results and financial condition were adversely affected during 2005 and could continue to be impacted in future periods.

We are exposed to inventory risks.

We are exposed to inventory risks as a result of balancing the need to maintain appropriate inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, vendor price protection and product return programs. Additionally, more than one-half of our product sales are shipped directly from our vendors to our customers.

However, as a result of difficulties in our implementation of GEMS and the related distraction of employees from managing sales returns and inventory levels, excess inventory began to accumulate in the second quarter of 2005. Management became aware of the magnitude of this issue during the fourth quarter of 2005, performed analyses and refocused our attention on effective inventory management. As a result, management determined that a reduction of $5.6 million was necessary to fairly state inventory at the lower of cost or market as a result of obsolete and excess inventory. In the future, if we determine that we have additional inventory exposure, we may have to reduce our prices or write-down additional inventory, which in turn could result in lower gross margins.

We face certain risks as a result of changes in our management team, including our Chief Executive Officer, who resigned February 15, 2006.

Our success depends in large part on the contributions of our management team. Over the past few years, we have experienced significant changes in our management team. For example, the following executives terminated their relationship with GTSI: our Senior Vice President of Sales in July 2005; our Senior Vice President, Program and Information Services in February 2005; our former President and Chief Operating Officer in May 2004; and our former Controller in May 2004. Although we do not believe that the departure of any one of these individuals had a significant negative impact on our business, we face operational challenges as a result of this turnover because some members of our management team are still learning about our company operations. If we do not succeed in solving the operational challenges we face in connection with the changes to our management team, we could suffer a significantly adverse impact on the development of our business.

We have material weaknesses in our internal control over financial reporting which could have a material adverse effect on our business and a negative impact on our stock price.

In our preparation of the consolidated financial statements for the year ended December 31, 2005, management identified three material weaknesses in our internal control over financial reporting that existed as of December 31, 2005, which resulted in errors in our 2005 financial statements and required a restatement of our consolidated financial statements for the first three quarters of 2005. A material weakness is a control deficiency, or combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Managements’ Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K for a description of these material weaknesses.

Although we are currently in the process of implementing remediation measures to correct these material weaknesses, we can provide no assurance that we will be successful in these efforts or that the remediation measures will result in our having adequate internal control over financial reporting in the future. In addition, we cannot assure you that we will not in the future identify further deficiencies or weaknesses in our internal control over financial reporting. If we are unable to adequately remediate our material weaknesses and maintain an effective system of internal control, our ability to timely and accurately report financial results may continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. Any failure to file periodic reports on a timely basis could have many consequences, including: potential delisting from NASDAQ, which would significantly impair the ability of our investors to buy and sell shares; lack of the timely disclosure to the market of our financial results; actions by the SEC against us for failure to comply with applicable Federal securities laws; our inability to use certain short form registration statements; and an event of default under the Credit Agreement with our lenders which would cancel our Credit Facility and cause all outstanding loan obligations to become immediately due and payable. In addition, we may incur substantial costs in connection with these remediation measures and the implementation of such measures may distract management from its ordinary business functions.

We will need to hire and successfully integrate additional qualified personnel in our accounting, finance, and operations functions to handle the increased complexity of our business related to the increase in professional services sales and increasingly sophisticated leasing transactions. If we encounter difficulties in attracting or retaining qualified accounting staff, we may not be able to remedy the identified material weakness in our financial close and reporting process. The current employment market for qualified individuals with accounting backgrounds is very competitive, and we may encounter difficulty in identifying, attracting or retaining such individuals. If we are unable to successfully fill our open positions and increase the technical accounting expertise of our accounting function, we may not be able to remedy the identified material weaknesses.

NASDAQ has informed us that our common stock may be delisted, and any such delisting could materially impair the ability of investors to trade in our common stock and could have a material adverse effect on stock price.

On April 3, 2006, we received a staff determination letter from The NASDAQ National Market stating that because GTSI has not filed its Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market. GTSI has requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel. While there is no assurance, the Company expects to avoid delisting of its common stock from The NASDAQ National Market by the filing this Form 10-K for 2005 with the SEC before delisting would otherwise take effect.

In addition, our remediation of certain material weaknesses in our internal controls over financial reporting will require extensive time consuming manual processing, which may, in the future, delay completion of our quarterly unaudited consolidated financial statements. This may prevent us from timely filing our reports under the Exchange Act, including our Report on Form 10-Q for the quarter ending March 31, 2006, which would also be a violation of NASDAQ Marketplace Rule 4310(c)(14), and would subject us to potential delisting in the future. If our common stock were to be delisted as a result of our failure to timely file a future quarterly report on Form 10-Q, the ability of our investors to buy and sell shares could be materially impaired which could negatively impact our stock price. The receipt of the staff determination letter from NASDAQ triggered a default under our Credit Agreement.

If we fail to align costs with our sales levels, net losses will continue.

Our profitability is a function of our ability to generate sales, improve our efficiency, and control costs. We plan our operating expense levels based primarily on forecasted sales levels. These expenses and the impact of long-term commitments are relatively fixed in the short-term. A short fall in sales could lead to operating results being below expectations because we may not be able to quickly reduce our fixed expenses in response to short term business changes. In response to sales short falls during the year ended December 31, 2005, we announced reduction in workforce actions in October 2005 and February 2006 resulting in the elimination of over 100 employee positions. Significant risks associated with reductions in workforce include decreases in employee morale and the failure to meet operational targets due to the loss of employees.

During the year ended December 31, 2005 we incurred significant costs due to excess and obsolete inventory, increasing sales returns, significant employee turnover, and the impairment of our deferred tax asset. In addition, costs increased in our accounting department, and are expected to continue in 2006, related to the restatement of prior quarterly results, increased audit fees due to material weaknesses in internal control over financial reporting and the resulting prior period restatements, expansion of the quantity and level of technical expertise of accounting personnel, and the on-going remediation of significant deficiencies and material weaknesses in internal control.

If we are unable to control our costs or generate sales to cover the costs required to run our business and correct our material weaknesses in internal control over financial reporting, our net losses will continue and our business could be adversely affected.

Our auditor’s report states that the operating losses and our potential inability to obtain a new revolving credit facility raise substantial doubt about GTSI’s ability to continue as a going concern.

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern and has included that conclusion in its audit report  on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K. Ernst & Young LLP’s conclusion is based on our net loss of $16.0 million and use of $42.0 million of cash in operating activities for the year ended December 31, 2005 and the current status of our Credit Facility. Our lenders have notified us that our Credit Facility will terminate on the annual renewal date of May 31, 2006. As a result, we will need a replacement credit facility to meet our working capital needs for the remainder of 2006 and beyond. On April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility. No assurance can be given that we will be successful in obtaining any such financing on acceptable terms, if at all.

The “going concern” opinion may cause concern to one or more of our constituencies of employees, stockholders, customers, vendors, or trade creditors. If any customer’s, vendor’s or trade creditor’s concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.

We rely on a small number of large transactions for significant portions of our sales and gross margins, and our operating results and cash flows may decline significantly if we fail to secure additional large transactions.

We rely on U.S. Federal Government agencies and departments to provide a substantial portion of our sales either directly or through prime contractors with which we work. We have derived, and believe that we will continue to derive, a significant portion of our sales from a limited number of projects and transactions with the U.S. Federal Government. For the year ended December 31, 2005, approximately 3% of our largest customer purchase orders represented approximately 80% of our gross margins. The completion or cancellation of a large project or a significant reduction in scope would significantly reduce our gross margins. In addition, if we fail to secure an equal number of large transactions in the future, our results will be negatively impacted.

We have four major contracts that are up for re-compete in 2006. As a result of our recent delivery issues due to the implementation of the final phase of GEMS, we are not certain that we will obtain the re-competed awards. During 2005, these contracts represented approximately 40% of our sales and 35% of our gross margins. Any dispute, failure to exercise an extension, or contract not renewed as a result of a re-compete could have a material adverse impact on our future operating results and gross margins.

Our ability to shift our business model from a reseller of products to a high-end solutions provider has certain risks which may impact future results.

Our goal is to evolve our business from one which resells commodity IT products to one which provides value-added solutions to our government customers. A number of risks are inherent in this strategy. We may not be able to successfully transform our workforce into one which has the technical skills to provide more complex technology to customers. Services and solutions require different internal accounting, tracking, and project management procedures, and there is no assurance we will be able to develop and implement those necessary procedures. We will be competing against organizations which have greater experience and past performance in selling solutions to government customers. We will need to secure additional government contracts which provide for us to sell service-only solutions, and those contracts are highly competed. And we will need to develop certain internal technical capabilities to identify, develop, market and sell more complex solutions, and there is no assurance we will be successful in these endeavors.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased selling, general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of internal control over financial reporting and our external auditors’ audit of that assessment require the commitment of significant financial and managerial resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business.

If we are unable to attract and retain talented employees, it could have a material adverse impact on our business and results of operations.

Our success depends in large part on the continued services of our management and key employees. The loss of the services of key personnel could have a material adverse impact on our operations. Our future success will also depend on our ability to attract and retain highly skilled personnel, including finance and accounting staff, to replace personnel who leave. In addition to the low unemployment rate in the Washington, DC metropolitan area, competition for experienced management, finance professionals, and technical, sales and support personnel in the IT industry is substantial. During the year ended December 31, 2005, our annual voluntary turnover rate for total staff was approximately 30%. If we continue to experience the loss of a significant number of our employees in the future, it could adversely affect our operating results, including our ability to obtain and successfully complete customer engagements or effectively compete. To attract and retain employees, we may have to increase our compensation levels or incur higher recruiting costs in the future. This would adversely affect our financial performance.

Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast.

Our sales, operating results and cash flows have been, and are expected to continue to be, subject to significant fluctuations from quarter to quarter due to a number of factors including:

•       The seasonality of our business due to the U.S. Federal Government’s buying and funding patterns;

•       Fluctuations in our gross margins due to variations in the mix of products sold and excess or obsolete inventory charges;

•       The number, size and scope of orders from our customers;

•       Demand for our services generated by strategic partnerships and certain prime contractors;

•       Availability of price protection, purchase discounts and rebate programs from vendors;

•       Contractual terms and degree of completion of projects;

•       Changes in our sales cycles as we move towards solution selling; and

•       Changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting principles.

Our recent level of product gross margins may not be sustainable. In addition, changes in services gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of service contract initiations and renewals. As a consequence, sales volumes and operating results for future periods are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

Because we sometimes work with third parties, any failure by these third parties to satisfactorily perform their obligations could hurt our reputation, operating results and competitiveness.

We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In addition, we outsource parts of our operations to third-parties and may continue to explore opportunities to outsource others. In these engagements, we may engage subcontractors or we may act as subcontractor to the prime contractor of an engagement. In the event these third parties fail to maintain adequate levels of support, do not provide high quality services or cease or reduce operations, our business, operations, customer relations and sales may be negatively impacted and we may be required to pursue replacement third-party relationships, which we may not be able to obtain on as favorable terms or at all. In addition, the inability to negotiate terms of a contract with a third party, the refusal or inability of these third parties to permit continued use of their services by us, or the termination by the client or prime contractor of our services or the services of a key subcontractor would harm our operating results.

Any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business.

Our sales are highly dependent on the government’s demand for IT products. Direct and indirect sales to numerous agencies and departments of the U.S. Federal Government accounted for 92%, 95% and 97% of our sales in 2005, 2004 and 2003, respectively. We believe that U.S. Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business. Although we do not believe that the loss of any single agency or department would have a materially adverse effect on our results of operations, a material decline in overall sales to the U.S. Federal Government as a whole, or to certain key agencies thereof, could have such an effect. Among the key factors in maintaining our relationships with U.S. Federal Government agencies are:

•       our performance on individual contracts and delivery orders;

•       the strength of our professional reputation;

•       the relationships of our key executives with customer personnel; and

•       our compliance with complex procurement laws and regulations related to the formation, administration and performance of U.S. Federal Government contracts.

To the extent that our performance does not meet customer expectations, or our reputation or relationships deteriorate, this would cause a negative effect on our sales, profitability and cash flow. Noncompliance with government procurement regulations or contract provisions could result in substantial monetary fines or damages, suspension or debarment from doing business with the U.S. Federal Government, and civil or criminal liability.

Substantially all of our government contracts are terminable at any time at the government’s convenience or upon default. If a government customer terminates one of our contracts for convenience, we may recover, at most, only our incurred or committed costs, settlement expense, and profit on work completed prior to the termination. Upon termination of a government contract for default, the government reserves the right to recover the excess costs of procuring the specified goods and services from a different contractor although GTSI would reserve the right to appeal. The effect of unexpected contract terminations would negatively impact our financial results.

Our markets are highly competitive; if we do not compete effectively, we could face continued operating losses and loss of market share.

The information technology markets are highly competitive and are served by numerous international, national and local firms. We may not be able to compete effectively in these markets. Market participants include traditional hardware and software resellers, systems integrators, commercial computer retail chains and distributors. Some of these competitors have significantly greater financial, technical and marketing resources, generate greater sales and have greater name recognition than we do. In addition, there are relatively low barriers to entry into the IT market, and we have faced, and expect to continue to face, additional competition from new entrants into the IT market.

We believe our ability to compete also depends in part on a number of competitive factors, including:

•       Expertise in government procurement processes where standardized contracts exist;

•       Existing customer and vendor relationships (for which there is traditionally a high barrier to entry);

•       Technical expertise;

•       Logistical capability;

•       the ability of our clients or competitors to hire and retain project managers and other senior technical staff;

•       the price at which others offer comparable technical solutions; and

•       the extent of our competitors’ responsiveness to client needs.

If we are unable to compete effectively we could experience continued operating losses and our market share may decline, adversely affecting our results of operations and financial condition.

We may not qualify as a small business for new contract awards.

GTSI maintains a “small business” status under its GSA Schedule contract, ITES contract and several BPAs it held in 2005 based upon its size status at the time of the contracts’ original award date. As a small business, GTSI enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

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

Adverse changes in U.S. Federal Government fiscal spending could have a negative effect on our sales, gross margin, and cash flow.

Changes in U.S. Federal Government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:

•       a significant decline in spending by the U.S. Federal Government in general or by specific departments or agencies in particular;

•       changes in the structure, composition and/or buying patterns of the U.S. Federal Government;

•       the adoption of new laws or regulations changing procurement practices; or

•       delays in the payment of our invoices by government payment offices.

The U.S. Federal Government’s overall information technology spending for the 2007 fiscal year was announced to be $64 billion. This represents an increase of 2.8% over fiscal year 2006, a significant reduction over the five to six percent increases received in recent years. These or other factors could cause U.S. Federal Government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which would cause us to lose future revenue.

Any potential future acquisitions, strategic investments or mergers may subject us to significant risks, any of which could harm our business.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business. Acquisitions include a number of risks and present financial, managerial and operational challenges, including:

•       diversion of management attention from running our existing business;

•       possible additional material weaknesses in internal control over financial reporting;

•       increased expenses including legal, administrative and compensation expenses related to newly hired employees;

•       increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•       potential exposure to material liabilities not discovered in the due diligence process;

•       potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and

•       acquisition financing may not be available on reasonable terms or at all.

Any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an acquisition, investment or merger could cause our actual results to differ materially from those anticipated.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

GTSI’s primary business is conducted from a headquarters and distribution center located in Northern Virginia. We do not own any real property. Our headquarters are located in office space of approximately 165,000 square feet in Chantilly, Virginia under long-term leases with varying expiration dates through 2011. GTSI’s primary distribution and integration operations are located in a facility of approximately 140,000 square-feet in Chantilly, Virginia under a lease expiring in December 2011.

As a result of our workforce realignment activities taken in 2006, we currently have facilities in excess of our needs. In 2006 we plan to consolidate our office locations and sublease one facility. We believe the facilities we are retaining are in good condition and suitable to meet our current needs for the conduct of our business. For additional information regarding our obligations under leases, see Note 13 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 3.                LEGAL PROCEEDINGS

In November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to an alleged breach of contract due to the termination of Ichiban, Inc., a former subcontractor. This suit was filed in Virginia Circuit Court in Fairfax County, Virginia and follows the Company’s earlier lawsuit against the former subcontractor. The case was decided in the Company’s favor resulting in an award of $1.4 million in attorneys’ fees and costs. The plaintiff filed an appeal in October 2005 which the Supreme Court of Virginia refused on February 17, 2006. The plaintiff has filed a petition for a rehearing with the Supreme Court of Virginia.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Annual Meeting of Stockholders is scheduled to be held at 8:30 a.m. on Tuesday, May 9, 2006, at the Company’s headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

Price Range of Common Stock

GTSI’s common stock is traded on the NASDAQ National Market under the symbol GTSI. On April 3, 2006, we received a staff determination letter from the NASDAQ National Market stating that because GTSI has not filed this Annual Report on Form 10-K with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market. GTSI has requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel. While there is no assurance, we expect to avoid delisting of our common stock from the NASDAQ National Market by the filing this Form 10-K with the SEC.

As of April 7, 2006, there were 330 stockholders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

Quarter	2005		2004
First	$11.13	$9.46	$14.52	$11.39
Second	$10.10	$7.80	$12.63	$10.10
Third	$8.49	$6.75	$11.54	$7.86
Fourth	$8.80	$7.00	$11.12	$8.44

GTSI’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038; telephone 1-866-668-6550.

Dividends

The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. GTSI’s Credit Facility discussed under Part II, Item 8, Note 8 to the consolidated financial statements of this Annual Report on Form 10-K prohibits the payment of dividends.

Issuer Purchases of Equity Securities

GTSI made the following purchases of its common stock during the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 31, 2005	99,800	$7.52	99,800
November 1 to November 30, 2005	79,600	$8.21	79,600
December 1 to December 31, 2005	56,400	$8.50	56,400
Total—Three Months Ended December 31, 2005	235,800	$7.99	235,800	$5,126,176

GTSI’s common stock purchase program was announced in February 2000. GTSI’s Board of Directors authorized GTSI to repurchase its common stock for an aggregate purchase price up to $5.25 million. In January 2002 and April 2005, GTSI’s Board of Directors authorized additional purchases to increase the aggregate purchase amount to $10 million. This purchase program, as increased, is the only stock purchase program currently in effect and there have been no repurchase programs that have expired during the period covered by this report.

GTSI’s Credit Facility also includes restrictions on GTSI’s working capital as well as limitations on the purchase of GTSI’s stock. Due to the terms of the Credit Agreement entered into as a result of events of default as of January 31, 2006, the Company is currently restricted from purchasing its stock.

Equity Compensation Plans

The following table summarizes information regarding GTSI’s equity compensation plans as of December 31, 2005.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,825,350	$8.3615	675,252
Equity compensation plans not approved by stockholders*	263,000	$9.9930	N/A
Total	2,088,350	$8.5670	675,252

*                    Represents shares issuable under options granted from time to time to persons not previously employed by the Company, as an inducement essential to such persons entering into employment agreements with the Company.

For a description of the other material features of the Company’s equity compensation plans, see Note 9 of the notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 has been derived from the consolidated financial statements. This selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. Our (loss) income from operations, net (loss) income and (loss) earnings per share for the years ended December 31, 2005 and 2004 were materially affected for certain items, which affects the comparability of the information presented with other years’ results. Cost of Sales for the year ended December 31, 2004 included the positive effects of the derecognition of aged accrued payables of $10.1 million and a change in estimate of vendor payable amounts of $2.5 million as discussed in Note 1 to the consolidated financial statements. This resulted in an increase of $12.6 to Gross Margin and Income from Operations for the year ended December 31, 2004. In addition, Cost of Sales for the year ended December 31, 2005 included the positive effects of the reversal of a change in estimate of vendor payable amounts of $2.6 million. These increases were offset by a $5.6 million charge recorded in Costs of Sales for excess and obsolete inventory to write-down inventory to its market value as discussed in Note 6 to the consolidated financial statements. All notes referenced are in Item 8 of this Annual Report on Form 10-K.

Statement of Operations Data:

	For the years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Sales	$886,263	$1,076,148	$954,118	$934,730	$783,496
Cost of sales	791,346	954,143	857,334	857,105	718,370
Gross margin	94,917	122,005	96,784	77,625	65,126
Operating expenses:
Selling, general and administrative	115,201	107,833	85,473	62,956	57,002
Depreciation and amortization	4,250	3,022	2,874	3,543	4,407
Impairment charge	981	—	5,972	—	—
Total operating expenses	120,432	110,855	94,319	66,499	61,409
(Loss) income from operations	(25,515)	11,150	2,465	11,126	3,717
Interest and other income, net	6,729	5,569	2,832	4,520	3,707
(Loss) income before income taxes	(18,786)	16,719	5,297	15,646	7,424
Income tax benefit (provision)	2,787	(6,455)	(2,118)	(6,113)	(2,938)
Net (loss) income	$(15,999)	$10,264	$3,179	$9,533	$4,486
(Loss) earnings per common share
Basic	$(1.74)	$1.18	$0.38	$1.15	$0.55
Diluted	$(1.74)	$1.09	$0.35	$1.04	$0.50
Weighted average common shares outstanding
Basic	9,177	8,664	8,349	8,302	8,144
Diluted	9,177	9,388	9,116	9,156	9,049

Balance Sheet Data:

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Working capital	$60,560	$79,027	$64,348	$62,836	$34,968
Total assets	$306,657	$296,386	$268,761	$224,918	$252,452
Borrowings under credit facility	$48,014	$1,179	$12,813	$7,539	$20,186
Long-term liabilities	$3,922	$3,473	$1,522	$1,640	$2,403
Total liabilities	$231,963	$204,249	$190,816	$149,427	$189,387
Stockholders’ equity	$74,694	$92,137	$77,945	$75,491	$63,065

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

Restatement

As more fully described in Note 3 of the consolidated financial statements of this Annual Report on Form 10-K, the Company has restated its consolidated balance sheets and statements of operations for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 primarily to correct the accounting for revenue recognition and inventory valuation in the proper quarter. All accounting information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatement.

Going Concern

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K. We incurred a net loss of $16.0 million and used $42.0 million in cash for operating activities for the year ended December 31, 2005. In addition, we have not complied with certain covenants of our Credit Facility as of January 31, 2006. A breach of any of the covenants or restrictions contained in the Credit Facility would result in an event of default. Such a default could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligations. Our lenders have notified us that our Credit Facility will terminate on the annual renewal date of May 31, 2006. As a result, we will need a replacement credit facility to meet our capital needs for the remainder of 2006 and beyond.

In the absence of receiving a credit facility, management does not believe that our existing capital resources will enable us to fund operations for the next three months. Management plans to obtain alternative financing under a revolving credit facility with new lenders prior to the expiration of our Credit Facility. We did not include any adjustments to the consolidated financial statements included in this Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we are confident that we will continue to be a financially sound and viable business, providing quality service to our government customers, attractive employment opportunities for our employees and long-term value to our stockholders. We expect to obtain a replacement credit facility in the near future and we are taking the necessary actions to improve our cash flows. We are currently undertaking the following efforts to address this uncertainty:

•       On April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility;

•       We are working to strengthen the core operating processes of the supply chain and improve productivity;

•       We have concerted efforts underway to improve working capital by collected aged receivables, increase the amount of partial billings and invoice customers as soon as allowed; and

•       We initiated significant reductions in workforce in October 2005 and February 2006 to reduce our costs, eliminating over 100 full time positions.

In the fourth quarter of 2005, we developed a strategic multi-element plan to identify and exit failing or non-strategic activities, improve execution of the current business, and emerge as a high value solutions-provider. While we are confident in our plans for 2006, we recognize the challenges we face in winning new contracts, winning re-competes of existing contracts, and satisfying our customers and vendors. We believe that our strategic plan will create positive momentum and help us return to profitability.

Overview

GTSI has more than 20 years of experience in selling IT products and solutions primarily to U.S. Federal Government customers. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio and wide variety of vendors.

The vast majority of the IT solutions we offer to our customers have a strong product component, and many are entirely product-based. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Panasonic, HP, Cisco, Sun Microsystems and Microsoft. In our traditional reseller capacity, we provide government with products for workgroup computing, such as workstations and desktops; mobility computing and communications, such as wireless-equipped notebooks and PDAs; core computing, such as servers, high-end computing, and storage systems; networking products; and a wide range of peripherals.

During 2005, we began focusing on application areas in which our government customers have consistently demonstrated the greatest immediate strategic interest, and which provide us with the greatest opportunity for sustained return on investment. Our primary solution attention is being directed toward IT consolidation, disaster recovery and backup, e-mail management, and visual communication support for remote workers and distributed offices, including collaboration, presentation, and broadcast systems.

To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of financial services capable of managing the entire technology lifecycle. GTSI offers leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expenses. This model is in high demand from our customers, and we believe it represents a distinctive advantage. We expect to continue to expand our sales from leasing arrangements for IT products and solutions in 2006.

In April of 2005, GTSI went live with a new supply chain management system based on software provided by Peoplesoft Corporation, the GTSI Enterprise Management System (“GEMS”). Management had planned extensively for this implementation, and had invested a considerable sum of money training associates from a variety of functional disciplines throughout the supply chain.

For the first 90 days after go-live, we encountered many significant issues in every area of the supply chain. These issues resulted in significant productivity issues that we spent the rest of the year recovering from. Dozens of bug fixes and patches to the software were required. While the software was operating significantly better after the first 90 days, many core processes were not fully stabilized and were not as efficient as with the previous system. For the remainder of the year, a significant number of enhancements and additional reporting capabilities were added which enabled management to make better decisions based on the information available. As of December 31, 2005, core processes were stabilized with many active programs underway to continue to improve core processes during 2006.

As discussed in more detail in our MD&A:

•       Our sales decreased approximately $190 million, or 18%, from 2004 to 2005;

•       Our lease sales increased $32.5 million from 2004 to 2005, resulting in an increase in lease-related interest income of $2.2 million;

•       We recorded a $5.6 million charge for inventory valuation at the lower of cost or market;

•       Our net loss for the year ended December 31, 2005 was $16.0 million;

•       Cash used in operations totaled approximately $42 million;

•       We recorded prior period adjustments to our previously issued 2005 quarterly financial statements; however,

•       Our balance sheet remains solid, with no long-term debt.

We are looking forward to significant improvements in operational and financial performance through a combination of additional sales and improved margin percentages. We have put in place a multi-element plan to move the business from lower margin product sales to higher margin solutions sales. In the first element of our plan, we identified and exited failing or non-strategic activities, including two reductions in workforce totaling over 100 full time positions and realigning functions throughout the Company to increase margin improvement through cost reductions. In the second and third elements of our plan, which will progress throughout 2006, we will work to improve execution of the current business and deliver high value solutions. We believe there are significant opportunities to increase our relatively low market share within the growing government IT market as we pursue a distinctive business model combining the concepts of a value added provider of complex IT solutions with a traditional reseller.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have included below our policies that are both important to our financial condition and operating results, and require management’s most subjective and complex judgments in determining the underlying estimates and assumptions.

The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Accounting policies and estimates that management believes are most important to our financial condition and require management’s significant judgments and estimates pertain to revenue recognition, valuation of inventory, capitalized internal use software, accounts payable and income taxes. We have discussed the application of these critical accounting estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The majority of our sales relates to physical products and is generally recognized when title and risk of loss to the products sold passes to the customer. Based on our standard shipping terms, title generally passes upon the customer’s receipt of the products. This requires us to analyze sales near the end of reporting periods to estimate the amount of products in transit to the customer that cannot be recognized as revenue. Many of our sales of physical products are shipped to our customers directly from our vendor partners. The accurate recording of revenue for these transactions relies upon the accuracy of shipment dates we receive from our vendors and is subject to additional estimates and judgments by management.

When a customer order contains multiple items such as hardware, software, and services that are delivered at varying times, significant judgment is required to determine whether the delivered items can be considered separate units of accounting and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element.

Certain of our service and solution agreements require significant revenue recognition estimates including progress towards completion and total estimated costs to complete. Revenues on professional service contracts are generally recognized using the proportional-performance basis of accounting. For some professional services engagements, services to be performed in the last series of acts is so significant in relation to the entire service contract that performance is deemed not to have occurred until the final act is completed, or there are customer-specified subjective acceptance criteria; the completed-performance method is used.

At the time of sale, we record an estimate for product returns based on historical experience. Management reviews the assumptions regarding the lag time and volume of sales returns at least on a quarterly basis, and changes in the estimates are recorded in the period in which they occur.

Inventory

Our inventory is stated at the lower of average cost or market value. We reduce the value of our inventory for excess and obsolete inventory based on assumptions about future demand and market conditions. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we would be required to increase our expense to write-down inventory to market value and our Gross Margin could be adversely affected.

During 2005, due to the difficulties arising from the implementation of GEMS including ordering excess inventory and distraction of personnel from the management of procurement and inventory, we recorded an impairment charge of $5.6 million for obsolete and excess inventory, which reduced our Gross Margin by the same amount. During 2004 as a result of our physical inventory counts and other internal controls, we discovered two instances of inventory losses which resulted in a charge to Cost of Sales of $0.7 million, net of insurance settlement.

Capitalized Internal Use Software

Significant judgment is required to determine what expenditures qualify for capitalization of internal use software. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Capitalized internal use software is required to be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, an impairment charge is recognized.

During the year ended December 31, 2005 management decided to use a web-based customer resource management (“CRM”) software instead of the CRM module of GEMS. As a result, we tested certain asset groupings within GEMS for recoverability and recorded an impairment loss of approximately

$1.0 million, net of accumulated amortization, in operating expenses to write down GEMS to its fair value. During the year ended December 31, 2003 we changed our strategy regarding GEMS from a highly customized enterprise resource planning (“ERP”) system to a standard ERP system to compress the delivery time and provide significant value sooner. Due to this change in strategy, we recorded an impairment charge of approximately $6.0 million for capitalized customization expenses determined to have no future economic value. If any future events indicate the carrying amount of GEMS may exceed its fair value, we will test for recoverability which would necessitate the use of significant assumptions regarding the fair value and undiscounted net cash flows expected. During the years ended December 31, 2005 and 2004, we capitalized $2.1 million and $5.5 million for GEMS. As of December 31, 2005 and 2004 the carrying value of GEMS was $9.1 million and $9.1 million, respectively.

Accounts Payable

We purchase significant amounts of inventory each year and record an estimate for inventory and the related payable when inventory is received based on the purchase orders issued as of the balance sheet date and the historic rate of purchase price variances, which is analyzed on a quarterly basis. As invoices are received, we record adjustments for purchase price variances, which generally reduce Cost of Sales. Changes in our estimate of the payable balance may be caused by changes in price between the order date and the receipt date related to volume discounts, changes in market rates, or special pricing promotions offered by our vendors.

Income Taxes

Determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We record reserves for uncertain tax positions, which management believes are adequate. We recorded a valuation allowance during 2005 against the full amount of our net deferred tax assets, because in the opinion of management, it is more likely than not that these deferred tax assets will not be realized. Our effective tax rate in a given period could be impacted if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves. See Note 11 to the consolidated financial statements.

Historical Results of Operations

The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of sales	89.3	88.7	89.9
Gross margin	10.7	11.3	10.1
Operating expenses:
Selling, general and administrative	13.0	10.0	8.9
Depreciation and amortization	0.5	0.3	0.3
Impairment charge	0.1	-	0.6
Total operating expenses	13.6	10.3	9.8
(Loss) income from operations	(2.9)	1.0	0.3
Interest and other income, net	0.8	0.6	0.3
(Loss) income before taxes	(2.1)	1.6	0.6
Income tax benefit (provision)	0.3	(0.6)	(0.3)
Net (loss) income	(1.8)%	1.0%	0.3%

The following table indicates, for the years ended December 31, the approximate sales by vendor and product category along with related percentages of total sales (dollars in millions).

Sales by Vendor	2005		2004		2003
Panasonic	$179.7	20.3%	$188.0	17.5%	$162.2	17.0%
HP	84.1	9.5	153.4	14.3	139.3	14.6
Cisco	115.1	13.0	135.7	12.6	112.9	11.8
Sun Microsystems	111.6	12.6	131.8	12.2	130.1	13.6
Microsoft	31.0	3.5	53.7	5.0	66.5	7.0
Others, net of reserves	364.8	41.1	413.5	38.4	343.1	36.0
Total	$886.3	100.0%	$1,076.1	100.0%	$954.1	100.0%

Sale by Type	2005		2004		2003
Hardware, net of reserves	$677.7	76.5%	$834.1	77.5%	$692.5	72.6%
Software	141.6	16.0	155.7	14.5	154.5	16.2
Resold third-party service products	48.9	5.5	66.6	6.2	91.2	9.5
Services	18.1	2.0	19.7	1.8	15.9	1.7
Total	$886.3	100.0%	$1,076.1	100.0%	$954.1	100.0%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns and credits. Sales decreased $189.9 million, or 17.6%, from $1.1 billion in 2004 to $886.3 million in 2005. The majority of this decrease is due to fewer customer orders. While our total sales declined, we did see strong sales growth under our leasing arrangements which increased $44.1 million from 2004 to 2005 as our customers took increasing advantage of acquiring technology as an evenly distributed operating expense instead of discontinuous capital expenditures.

An analysis of sales by type reveals year over year decreases for each type, most predominantly due to the $156.4 million decline in hardware sales to $677.7 million in 2005.

Although we offer our customers access to products from hundreds of vendors, 58.9% of our sales in 2005 were products from our top five vendors. As detailed in the preceding table, Panasonic remains our top vendor with product sales of $179.7 million in 2005. Sales from the top five vendors in 2005 decreased by $141.1 million, or 21.3%, as compared to December 31, 2004.

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

Gross Margin

Gross Margin decreased $27.1 million, or 22.2%, from $122.0 million in 2004. Gross margin as a percentage of sales decreased from 11.3% in 2004 to 10.7% in 2005. In 2005, a $5.6 million charge for excess and obsolete inventory negatively impacted Gross Margin. In addition, Gross Margin was positively affected in 2005 and 2004 by $2.5 million and $2.6 million, respectively, for the change in estimate of amounts payable. In 2004, a $10.1 million non-cash extinguishment of aged vendor liabilities positively impacted Gross Margin. Gross Margin excluding these adjustments was 10.2% in 2004 and 11.1% in 2005.

Selling, General & Administrative Expenses

Selling, General & Administrative (“SG&A”) expenses for 2005 increased $7.4 million, or 6.8% from 2004. This increase was primarily related to compensation and benefits expense associated with our long-term investments in new employees to increase sales and take advantage of the robust government marketplace. Given the weak sales and margin performance during 2005, and the strains on the organization associated with the GEMS implementations, we implemented two separate reductions in our workforce, one in October 2005 and one in February 2006. As a result of these activities, our workforce is now at comparable levels to where it had been in 2003 and the first half of 2004. Total SG&A expenses increased 3.0 percentage points as a percentage of sales from 2004 to 2005.

Impairment Charge

During 2005 we decided to use a web-based customer resource management (“CRM”) software instead of the CRM module of GEMS. As a result, we tested certain asset groupings within GEMS for recoverability and recorded an impairment loss of approximately $1.0 million, net of accumulated amortization, in operating expenses to write down GEMS to its fair value as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”).

Interest and Other Income, Net

Interest and Other Income, Net increased $1.2 million, or 20.8%, from 2004 to 2005. This increase is mainly due to an increase in interest income from the sales of our leases receivable. This increased income was partially offset by higher interest expense on our Credit Facility due to increased borrowings as a result of working capital management issues, and due to higher interest rates.

Income Taxes

We recorded a tax benefit of $2.8 million, or 14.6%, for 2005 as compared to a tax provision of $6.5 million at an effective rate of 38.6% for 2004. The decrease in our effective tax rate from 2004 to 2005 is due to a full valuation allowance on our net deferred tax assets that we recorded during the fourth quarter of 2005, and due to our loss before income taxes of $18.8 million. As a result, our income tax benefit for 2005 solely consists of our tax refund that we will be receiving as a result of carrying back our pre-tax loss to the amounts paid in 2003 and 2004.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns and credits. Sales increased $122.0 million, or 12.8%, from $954.1 million in 2003 to $1.1 billion in 2004. An analysis of sales by product reveals our overall sales increase was due to the $141.6 million rise in hardware to $834.1 million in 2004 generated by increased sales of networking products, storage products and large server sales. This increase was partially offset by a $24.6 million decline in sales of resold third-party service products. Sales of services increased 23.9% from 2003 to 2004 to $19.7 million.

Although we offer our customers access to products from hundreds of vendors, 61.6% of our sales in 2004 were products from our top five vendors. As detailed in the preceding table, Panasonic remains our top vendor with product sales increasing $25.8 million from 2003 to 2004. Sales of Cisco and HP products also increased $22.8 million and $14.1 million, respectively, from the previous year. The increase in sales was also related to the $16.0 million decrease in backlog as of December 31, 2004 compared to 2003.

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

Selling, General & Administrative Expenses

SG&A expenses for 2004 increased $22.5 million, or 25.5% from 2003. This increase was primarily related to approximately $6.9 million in compensation and benefits expense from the company-wide headcount increase and $6.1 million of additional commissions and commission accelerators paid on our increased sales.

In addition, we incurred expenses of $2.0 million in consulting fees for our Sarbanes-Oxley (“SOX”) compliance and approximately $1.7 million for continued implementation of our ERP system.

Impairment Charge

In the fourth quarter of 2003 we changed our strategy regarding GEMS from a highly customized enterprise resource planning (“ERP”) system to a standard ERP system because we determined that it was not in our best interest to continue to pursue a highly customized ERP solution due to the high level of development risk and the higher total cost of ownership associated with maintaining a customized solution. We decided to implement a standard ERP system that is expected to lower the risk, compress the delivery time, provide significant value sooner, and reduce overall project expenses. Due to this change in strategy, we recorded an impairment charge of $6.0 million for capitalized customization expenses determined to have no future economic value.

Interest and Other Income, Net

Interest and Other Income, Net increased $2.7 million, or 96.6%, from 2003 to 2004. This increase is mainly due to $3.2 million increase in interest income from the sales of our leases receivable. This increased income was partially offset by the continuing decline in prompt payment discounts received from vendors. Due to the economy, fewer vendors are offering this incentive. Interest and other expense remained flat year over year.

Income Taxes

We recorded a tax provision of $6.5 million for 2004, of which $3.9 million is due to the reversal of aged accrued liabilities, based on our expected annual effective tax rate of approximately 38.6%. For 2003 we recorded a tax provision of $2.1 million at an effective rate of 40.0%. The decrease in our effective tax rate from 2003 to 2004 is due to reduced state income taxes and a reduction in permanent non-deductible items as a percentage of earnings before taxes. The main difference between our effective tax rate in 2004 and the statutory rate is state income taxes.

Seasonal Fluctuations

We have historically experienced and expect to continue to experience significant seasonal fluctuations in our operations as a result of the U.S. Federal Government buying and funding patterns. The unpredictability of the factors affecting such seasonality makes our annual and quarterly financial results difficult to predict and subject to significant fluctuation. While sales to the U.S. Federal Government are usually weaker in the first and second quarter and stronger in the third and fourth quarter, our Selling, General & Administrative expenses are more level throughout the year. As such, first and second quarter earnings are typically well below those of the third and fourth quarters. Our stock price could be adversely affected if any such financial results fail to meet the financial community’s expectations.

The following tables show our results of operations on a quarterly basis (unaudited). The first three quarters of the year ended December 31, 2005 have been restated as described more completely in Note 3 to the consolidated financial statements. We believe that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period. This information has been included to provide additional insight into the seasonal nature of our business.

	2005
	Q1 (restated)	Q2 (restated)	Q3 (restated)	Q4	Total
	(in millions except per share data)
Sales	$160.7	$176.5	$269.9	$279.2	$886.3
Cost of sales	142.2	160.6	237.8	250.8	791.4
Gross margin	18.5	15.9	32.1	28.4	94.9
SG&A expenses	28.3	28.4	31.9	31.8	120.4
(Loss) income from operations	(9.8)	(12.5)	0.2	(3.4)	(25.5)
Interest and other income, net	0.7	0.4	4.3	1.4	6.7
(Loss) income before taxes	(9.1)	(12.1)	4.5	(2.0)	(18.8)
Income tax benefit (provision)	3.6	4.4	(1.6)	(3.6)	2.8
Net (loss) income	$(5.5)	$(7.7)	$2.9	$(5.6)	$(16.0)
Basic (loss) earnings per share	$(0.61)	$(0.84)	$0.31	$(0.61)	$(1.74)
Diluted (loss) earnings per share	$(0.61)	$(0.84)	$0.30	$(0.61)	$(1.74)

	2004
	Q1	Q2	Q3	Q4	Total
	(in millions except per share data)
Sales	$178.6	$239.0	$330.6	$327.9	$1,076.1
Cost of sales	160.5	217.5	283.9	292.2	954.1
Gross margin	18.1	21.5	46.7	35.7	122.0
SG&A expenses	21.7	24.6	30.4	34.2	110.9
(Loss) income from operations	(3.6)	(3.1)	16.3	1.5	11.1
Interest and other income, net	1.3	0.5	1.0	2.8	5.6
(Loss) income before taxes	(2.3)	(2.6)	17.3	4.3	16.7
Income tax benefit (provision)	0.9	1.0	(6.8)	(1.5)	(6.4)
Net (loss) income	$(1.4)	$(1.6)	$10.5	$2.8	$10.3
Basic (loss) earnings per share	$(0.16)	$(0.18)	$1.21	$0.31	$1.18
Diluted (loss) earnings per share	$(0.16)	$(0.18)	$1.13	$0.29	$1.09

Liquidity and Capital Resources

Cash flows for the year ended December 31,

	2005	2004	Increase/ (Decrease)
	(in millions)
Cash (used in) provided by operating activities	$(42.0)	$16.8	$58.8
Cash used in investing activities	$(3.7)	$(7.5)	$(3.8)
Cash provided by (used in) financing activities	$45.3	$(9.1)	$54.4

Cash used in operating activities for the year ended December 31, 2005 was $42.0 million, a decrease of $58.8 million from cash provided by operating activities for the year ended December 31, 2004. This decrease was primarily due to significantly greater working capital needs as a result of lower sales and inefficiencies principally attributable to the implementation of GEMS in April 2005, which caused delays in billing and corresponding cash receipts from our customers. Total accounts receivable provided $27.3 million less to operations in 2005 compared to 2004. In late 2005, we implemented new processes related to cash management that we feel had, and will continue to have, a positive impact on cash from operations during 2006.

Cash used in investing activities in 2005 was $3.8 million less than cash used in 2004, and consisted principally of investments in GEMS during the early portion of the year. A much larger investment in GEMS occurred during 2004.

Cash provided by financing activities of $45.3 million during 2005 was due primarily to borrowings of $46.8 million under our revolving Credit Facility. Additionally, proceeds of $3.4 million from the exercise of employee stock options and employee stock purchase plan activity were offset by borrowings of $4.9 million to purchase GTSI’s common stock.

Credit Facility

As of December 31, 2005 we had a $135 million revolving Credit Facility with a group of banks that expires on May 31, 2006. The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products (the “Wholesale Financing Facility”). Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of our assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of our inventory and was $29.5 million as of December 31, 2005. The Wholesale Financing Facility is

secured by the underlying inventory. The Credit Facility carried an interest rate indexed to the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points as of December 31, 2005. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios.

During the year ended December 31, 2005, we signed four amendments to the Credit Facility to change the size of the facility, add additional lenders to the syndicate, change certain debt covenants, and extend the expiration date. During the year ended December 31, 2004, we and our lenders signed three amendments to the Credit Facility to add a new lender and add our wholly owned subsidiaries, TLI and GTSI Financial Services, as borrowers.

At December 31, 2005 and 2004, our interest rate under the Credit Facility was 6.1% and 4.2%, respectively. The weighted average interest rates for the years ended December 31, 2005, 2004 and 2003 were 5.1%, 3.2% and 3.0%, respectively.

We were in compliance with all financial covenants set forth in the Credit Facility as of December 31, 2005. However, as of January 31, 2006 GTSI defaulted on the following financial covenants under the Credit Facility: (i) maximum funded indebtedness to EBITDA, (ii) minimum EBIT to net sales, and (iii) minimum tangible net worth. Our lenders requested the execution of an agreement to temporarily forbear them from enforcing their rights and remedies as a result of the events of default. Subsequent to December 31, 2005, a forbearance agreement (the “Credit Agreement”) was executed between GTSI and our lenders. See Note 15 for additional details and disclosure related to the Credit Agreement. On April 3, 2006, we defaulted on a covenant under the Credit Agreement when we received a staff determination letter from the NASDAQ National Market stating that because we had not filed our Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market. We have requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel. While there is no assurance, we expect to avoid delisting of our common stock from the NASDAQ National Market by the filing of this Form 10-K. The Company had available credit of $41.2 million at December 31, 2005 and $59.0 million at December 31, 2004.

Capital Resources and Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. During 2005, we experienced significant working capital shortages as a result of our operational problems and lower sales volumes, and relied upon vendor credit and borrowings under our Credit Facility to fund our operations. We anticipate that we will continue to rely primarily on vendor credit and a replacement credit facility to finance our operating cash needs during the majority of 2006. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations, assuming we are successful at structuring a new revolving credit facility prior to the expiration of our existing Credit Facility on May 31, 2006. We continue to have discussions with lenders related to structuring a new revolving credit facility and on April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility.  Nonetheless, we may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rates, to finance our working capital requirements or other strategic initiatives. If we are unable to obtain alternative financing it would likely have a material adverse affect on our financial condition and ability to continue as a going concern.

During 2005 and 2004, we made capital expenditures of $3.7 million and $7.5 million, respectively, principally for capitalized costs associated with the implementation of GEMS and the purchase of computer software for internal use.

Contractual Obligations

(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years
Operating Lease Obligations	$11.4	$2.9	$6.9	$1.6
Borrowings under Credit Facility	48.0	48.0	—	—
Total Contractual Obligations	$59.4	$50.9	$6.9	$1.6

As of December 31, 2005, we had an employment agreement with our former Chief Executive Officer and change in control agreements with an additional 15 executives and key employees which contingently obligate us to make payments of $4.1 million if the CEO is terminated or if key employees are terminated related to a change in control of GTSI.

At December 31, 2005 GTSI was obligated under an operating lease to provide our landlord with a letter of credit in the amount of $0.2 million as a security deposit for all tenant improvements associated with the lease. We were also obligated to provide a letter of credit in the amount of $1.75 million to guarantee our performance of all obligations under a customer contract. This letter of credit expired on February 28, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Regulations S-K, Item 303, paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which requires the measurement and recognition of compensation expense for all stock based compensation payments and supersedes our current accounting under APB 25. In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, we adopted the standard as of January 1, 2006 using the modified prospective transition method. We considered the implementation guidance for FAS 123R issued by the SEC in Staff Accounting Bulletin No. 107 in the adoption of FAS 123R.

Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our results of operations. The impact to net income for the year ended December 31, 2005 cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, based on the unvested stock options that were outstanding as of December 31, 2005 we expect to record stock compensation of approximately $900 thousand during 2006 as a result of adopting FAS123R. FAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“FAS 154”) which is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after

December 15, 2005. We do not expect the adoption of FAS 154 to have a significant impact on our consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GTSI had a $135 million Credit Facility indexed at LIBOR plus 1.75 percentage points as of December 31, 2005. This Credit Facility exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our Credit Facility. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of December 31, 2005, the effect of a 5% increase in interest rates would have resulted in additional interest expense during 2005 of $0.7 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At December 31, 2005 we had $55.8 million of variable rate debt subject to interest.

ITEM 8.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GTSI Corp.

We have audited the accompanying consolidated balance sheets of GTSI Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTSI Corp. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that GTSI Corp. will continue as a going concern. As more fully described in Note 2, the Company incurred a net loss of $16.0 million and used $42.0 million of cash in operating activities during the year ended December 31, 2005 and has not complied with certain covenants of bank loan agreements as of January 31, 2006. In addition, the Company’s current lending agreement expires on May 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GTSI Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of certain material weaknesses.

/s/ ERNST & YOUNG LLP

McLean, Virginia
April 10, 2006

FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
GTSI CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash	$22	$397
Accounts receivable, net	207,886	204,842
Inventory	56,666	59,184
Deferred costs	14,909	4,218
Other current assets	9,118	11,162
Total current assets	288,601	279,803
Depreciable assets, net	13,640	15,183
Other assets	4,416	1,400
Total assets	$306,657	$296,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$48,014	$1,179
Accounts payable	159,038	173,218
Accrued liabilities	16,634	14,734
Deferred revenue	3,611	9,216
Accrued warranty liabilities	744	2,429
Total current liabilities	228,041	200,776
Other liabilities	3,922	3,473
Total liabilities	231,963	204,249
Commitments and contingencies—See Note 13
Stockholders’ equity
Preferred stock - $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,442,887 outstanding at December 31, 2005; and 9,806,084 issued and 8,987,643 outstanding at December 31, 2004	49	49
Capital in excess of par value	42,943	46,817
Retained earnings	34,396	50,395
Treasury stock, 361,530 shares at December 31, 2005and 818,441 shares at December 31, 2004, at cost	(2,694)	(5,124)
Total stockholders’ equity	74,694	92,137
Total liabilities and stockholders’ equity	$306,657	$296,386

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share data)
SALES	$886,263	$1,076,148	$954,118
COST OF SALES	791,346	954,143	857,334
GROSS MARGIN	94,917	122,005	96,784
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	119,451	110,855	88,347
IMPAIRMENT CHARGE	981	—	5,972
TOTAL OPERATING EXPENSES	120,432	110,855	94,319
(LOSS) INCOME FROM OPERATIONS	(25,515)	11,150	2,465
INTEREST AND OTHER INCOME
Lease-related income	5,934	3,745	526
Interest and other income	1,779	2,135	2,593
Interest expense	(984)	(311)	(287)
Interest and other income, net	6,729	5,569	2,832
(LOSS) INCOME BEFORE INCOME TAXES	(18,786)	16,719	5,297
INCOME TAX BENEFIT (PROVISION)	2,787	(6,455)	(2,118)
NET (LOSS) INCOME	$(15,999)	$10,264	$3,179
(LOSS) EARNINGS PER SHARE
Basic	$(1.74)	$1.18	$0.38
Diluted	$(1.74)	$1.09	$0.35
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,177	8,664	8,349
Diluted	9,177	9,388	9,116

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Capital in			Total
	Shares Outstanding	Amount	Excess of Par Value	Retained Earnings	Treasury Stock	Stockholders’ Equity
	(In thousands)
Balance, December 31, 2002	8,610	$49	$44,439	$36,952	$(5,949)	$75,491
Stock options exercised	355	—	155	—	882	1,037
Employee stock purchase plan	147	—	203	—	891	1,094
Common stock purchase	(607)	—	—	—	(3,970)	(3,970)
Tax benefit of stock options exercised	—	—	1,114	—	—	1,114
Net income	—	—	—	3,179	—	3,179
Balance, December 31, 2003	8,505	49	45,911	40,131	(8,146)	77,945
Stock options exercised	398	—	(713)	—	2,489	1,776
Employee stock purchase plan	85	—	262	—	533	795
Stock based compensation	—	—	480	—	—	480
Tax benefit of stock options exercised	—	—	877	—	—	877
Net income	—	—	—	10,264	—	10,264
Balance, December 31, 2004	8,988	49	46,817	50,395	(5,124)	92,137
Stock options exercised	938	—	(3,854)	—	6,731	2,877
Employee stock purchase plan	77	—	(78)	—	572	494
Common stock purchase	(610)	—	—	—	(4,873)	(4,873)
Stock based compensation	—	—	32	—	—	32
Restricted stock issued	50	—	153	—	—	153
Reversal of stock option related benefit recorded in prior years	—	—	(127)	—	—	(127)
Net loss	—	—	—	(15,999)	—	(15,999)
Balance, December 31, 2005	9,443	$49	$42,943	$34,396	$(2,694)	$74,694

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(15,999)	$10,264	$3,179
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,250	3,022	2,874
Impairment charge	981	—	5,972
Loss on disposal of property and equipment	—	—	64
Stock based compensation	185	480	—
Deferred tax (benefit) provision	(353)	4,381	502
Tax benefit of stock options exercised	(127)	877	1,114
Reversal of vendor payables	—	(10,120)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,044)	(30,372)	(41,106)
Inventory	2,518	(3,197)	52
Other assets	(11,369)	8,691	(3,681)
Accounts payable	(14,180)	30,903	30,003
Other liabilities	(4,882)	1,889	5,610
Net cash (used in) provided by operating activities	(42,020)	16,818	4,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and capitalized software for internal use	(3,688)	(7,535)	(7,873)
Net cash used in investing activities	(3,688)	(7,535)	(7,873)
CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under (payments on) credit facility	46,835	(11,634)	5,274
Common stock purchases	(4,873)	—	(3,970)
Proceeds from employee stock purchase plan	494	795	1,094
Proceeds from exercises of stock options	2,877	1,776	1,037
Net cash provided by (used in) financing activities	45,333	(9,063)	3,435
NET (DECREASE) INCREASE IN CASH	(375)	220	145
CASH AT BEGINNING OF YEAR	397	177	32
CASH AT END OF YEAR	$22	$397	$177
CASH PAID DURING THE YEAR FOR:
Interest	$823	$214	$299
Income taxes	$667	$2,708	$1,796

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Nature of Operations

GTSI Corp. (collectively with its subsidiaries, “GTSI” or the “Company”) is an IT solutions provider, focusing predominantly on U.S. Federal, state, and local government customers. GTSI solves government technology challenges with industry-leading solutions, a powerful collection of contracts, dedicated teams of certified experts, flexible financing options, and ISO 9001:2000 registered global integration and distribution.

GTSI uses its technical experts to assess, design, implement and maintain complex solutions and deliver services relating to networking, enterprise computing, wireless, IT security, physical security, storage, and software. Additionally, GTSI markets and sells products, primarily computer hardware and software, through its web site, gtsi.com, providing convenient, customized shopping zones to meet the unique and changing needs of its customers.

For more than 20 years, the Company has combined its understanding of Federal, state and local government technology needs with long-standing relationships with global IT leaders like Panasonic, HP, Cisco, Sun Microsystems, and Microsoft.

GTSI’s primary business is conducted from its headquarters and distribution center located in Chantilly, Virginia, outside of Washington D.C., and has offices throughout the United States.

B.   Principles of Consolidation

The consolidated financial statements include the accounts of GTSI and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which the Company does not control the investee but has the ability to exercise significant influence over its operating and financial policies are accounted for using the equity method of accounting. During the year ended December 31, 2004, the Company created two new wholly-owned subsidiaries:  GTSI Financial Services, Inc. and Technology Logistics, Inc. (“TLI”). Certain amounts reported in previous years have been reclassified to conform to the current presentation.

C.   Revenue Recognition

GTSI recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).

When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in GTSI’s control.

In these circumstances, GTSI allocates revenue to each element based on its relative vendor specific objective evidence of fair value (“VSOE”). VSOE for products and software is established based on the Company’s Government Services Administration approved pricing schedules. To establish VSOE for services, the Company uses standard billing rates based on job titles. Generally, the Company is able to establish VSOE for all elements of the sales order and bifurcate the customer order or contract accordingly. In these instances, sales are recognized on each element separately. However, if VSOE cannot be established or if the delivered items do not have stand alone value to the customer without additional services provided, the Company recognizes revenue on the contract as a whole based on either the completed-performance or proportional-performance methods as described below.

In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company’s standard shipping terms, FOB destination, title passes upon delivery of the products to the customer. However, occasionally our customers will request bill-and-hold transactions in situations where the customer does not have space available to receive products or for another business purpose, in which case GTSI will store the purchased equipment in its distribution center. Under SAB 104, the Company only recognizes revenue for bill-and-hold transactions when the goods are complete and ready for shipment, title and risk of loss have passed to the customer, management receives a written request from the customer for bill-and-hold treatment, and the ordered goods are physically segregated in our warehouse from other inventory and cannot be used to fulfill other customer orders.

Revenue is recognized on service contracts using either the completed-performance or proportional-performance method depending on the terms of the service agreement. When the amount of services to be performed in the last series of acts is so significant in relation to the entire service contract that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. Once the last significant act has been performed, revenue is recognized. The Company uses the proportional-performance method when a service contract specifies a number of acts to be performed and the Company has the ability to produce reasonable estimates. The estimates used on these contracts are periodically updated during the term of the contract and may result in the Company’s revision of recognized sales in the period in which they are identified.

In many contracts, billing terms are agreed upon based on performance milestones such as the execution of a contract, the customer’s acceptance of a list detailing the equipment and/or vendor for products, the partial or complete delivery of products and/or the completion of specified services. Payments received before delivery has occurred or services have been rendered are recorded as deferred revenue until the revenue recognition criteria are met. Deferred revenue from extended warranty contracts is recognized over the terms of the extended warranty.

The Company sells products to certain customers under sales-type lease arrangements for terms typically ranging from two to four years. The Company accounts for its sales-type leases according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases” and, accordingly, recognizes current and long-term lease receivables, net of unearned finance income, on the accompanying balance sheets. GTSI periodically sells lease receivables to various unrelated financing companies and accounts for those sales in accordance with SFAS No. 140 “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement 125” (“FAS 140”).

The Company may also enter into sales arrangements with customers where the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods and services. The Company recognizes revenue from these transactions on a net basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company sells third-party services, such as maintenance contracts, and recognizes revenue on a net basis at the time of sale.

GTSI offers rights of return to its customers on the products it sells. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” the Company records a sales return allowance based on historical trends in product return rates, when such returns became material. The allowance for future sales returns as of December 31, 2005 was $8.6 million and was recorded as a reduction of Accounts Receivable, net. The Cost of Sales of $7.7 million related to these sales were also deferred and recorded on the consolidated balance sheet as of December 31, 2005 as Deferred Costs.

In accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the Company records cash received from a vendor as a reduction of Inventory and a subsequent reduction in Cost of Sales, unless the cash is a reimbursement of a specific identifiable incremental cost or the vendor receives, or will receive, an identifiable benefit in exchange for the cash.

In accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records freight billed to customers as Sales and the related shipping costs as Cost of Sales.

D.   Cash

Cash consists of all cash balances. At December 31, 2005 and 2004 approximately $9.6 million and $17.7 million, respectively, was included in accounts payable which represented checks that were issued by the Company but had not cleared its bank accounts, which would otherwise be considered a net overdraft.

E.   Concentration of Credit Risk

Accounts receivable principally represents amounts collectible from the U.S. Federal Government and prime contractors to the government. The Company periodically performs credit evaluations of its non-governmental customers and generally does not require collateral. The allowance for non-collection of receivables is based on specific identification of probable losses and an analysis of historical trade receivable write-off experience. These valuation reserves are re-evaluated quarterly and adjusted as more information about the ultimate collectibility of accounts receivable becomes available.

As of December 31, 2005 and 2004, trade accounts receivable from the U.S. Federal Government were $126.6 million and $143.6 million, respectively. Of these balances, trade receivables from the Department of Defense accounted for 47.4% and 43.7% as of December 31, 2005 and 2004, respectively. No other single U.S. Federal Government department accounted for 10% or more of accounts receivable. Credit losses have been insignificant.

GTSI has four major contracts that are up for re-compete in 2006. As a result of the Company’s recent delivery issues due to the implementation of the final phase of GEMS, management is not certain that GTSI will obtain the re-competed awards. During the year ended December 31, 2005, these contracts represented approximately 40% of Sales and 35% of Gross Margin for the Company.

F.   Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal use software that has a useful life in excess of one year in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). These costs consist of payments made to third-parties and the salaries of employees working on such software development to customize it to the Company’s needs. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

G.   Long-Lived Assets

Long-lived assets, consisting primarily of furniture, equipment and capitalized internal use software costs, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”). Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

H.   Accounts Payable

FAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” states that the judicial release from an obligation results in the extinguishment of a liability. Upon the expiration of the statute of limitations in the year ended December 31, 2004, GTSI was judicially released from obligations which resulted in the Company derecognizing $10.1 million in aged accrued payables. The impact to GTSI’s financial results was a non-cash increase to gross margin of $10.1 million and an increase to net income of $6.2 million ($0.66 per share) after taxes were applied.

The Company purchases significant amounts of inventory each year and records an estimate of the payable based on the purchase orders issued as of the balance sheet date and the historic rate of purchase price variances, which is adjusted on a quarterly basis. As invoices are received, the Company records adjustments for purchase price variances, which generally reduce Cost of Sales. During the years ended December 31, 2005 and 2004, changes in management’s estimate of the amount payable for items purchased resulted in $2.6 million and $2.5 million increases in Gross Margin for the years ended December 31, 2005 and 2004, respectively.

I.   Stock based Compensation

The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock option plans, which are more fully described in Note 9. Generally, options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. The following table illustrates, in accordance with the provisions of SFAS No. 148 “Accounting for Stock based Compensation—Transition and Disclosure” the effect on net (loss) income and (loss) earnings per share if compensation costs for the Company’s stock options had been determined based on the fair value method in accordance with SFAS No. 123 “Accounting for Stock based Compensation” for the years ended December 31, (in thousands, except per share data):

	2005	2004	2003
Net (loss) income—as reported	$(15,999)	$10,264	$3,179
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards (net of related tax effects for the years ended December 31, 2004 and 2003)	(4,492)	(1,843)	(1,647)
Net (loss) income—pro forma	$(20,491)	$8,421	$1,532
(Loss) earnings per share—as reported
Basic	$(1.74)	$1.18	$0.38
Diluted	$(1.74)	$1.09	$0.35
(Loss) earnings per share—pro forma
Basic	$(2.23)	$0.97	$0.18
Diluted	$(2.23)	$0.90	$0.17

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the Company’s stock based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	2005	2004	2003
Expected life (in years)	4.0	4.2	4.0
Risk free interest rate	4.04%	3.48%	3.34%
Expected volatility	51.7%	62.7%	78.1%

Based on these assumptions, the average fair value of the options granted during the years ended December 31, 2005, 2004 and 2003 was $3.59, $5.84 and $6.24, respectively. Under the Black-Scholes option pricing model, the total value of options granted in the years ended December 31, 2005, 2004 and 2003 was $1.0 million, $2.9 million and $4.3 million, respectively. These options are amortized on a pro-rata basis based on the vesting schedule specified in the option agreement.

During the year ended December 31, 2004 the Company modified its definition of an employee in its stock option plans. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25,” (“FIN 44”) the Company accounted for these modified awards as new awards to non-employees. As prescribed by FIN 44, the Company recorded stock based compensation of approximately $32 thousand and $480 thousand ($295 thousand, net of taxes) during the years ended December 31, 2005 and 2004, respectively, for stock based compensation to non-employees based on the fair value method. No stock compensation expense to non-employees was included in net income in the year ended December 31, 2003.

J.   Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. FAS 109 requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. A valuation allowance on the net deferred tax asset has been recorded as of December 31, 2005.

K.   Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include valuation allowances for receivables and deferred tax assets, impairments of capitalized internal use software, market value of inventory, accruals of liabilities and the fair value of stock options.

L.   Advertising

The costs of advertising are expensed as incurred. Certain vendors provide GTSI with sales incentive programs. Generally, the funds received under these programs are determined based on the Company’s purchases and/or sales of the vendor’s product. The funds are earned upon performance of specific promotional programs or upon completion of predetermined objectives dictated by the vendor. The Company records vendor consideration as a reduction of Inventory and a subsequent reduction in Cost of Sales when the related product is sold.

M.   Fair Value of Financial Instruments

At December 31, 2005 and 2004, the recorded values of financial instruments such as trade receivables, accounts payable and credit facility borrowings approximated their fair values based on the short-term maturities of these instruments. As of December 31, 2005 and 2004, the Company believes the carrying amount of its current and long-term lease receivables approximates their fair value since the lease receivables are discounted at an interest rate that approximates market.

N.   New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“FAS 123R”), which requires the measurement and recognition of compensation expense for all stock based compensation payments and supersedes the Company’s current accounting under APB 25. In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, GTSI adopted the standard as of January 1, 2006 using the modified prospective transition method. GTSI considered the implementation guidance for FAS 123R issued by the SEC in Staff Accounting Bulletin No. 107 in the adoption of FAS 123R.

Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s results of operations. The impact to net income for the year ended December 31, 2006 cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, based on the unvested stock options that were outstanding as of December 31, 2005, the Company expects to record gross stock compensation expense of approximately $900 thousand during the year ended December 31, 2006 as a result of the adoption of FAS 123R and of the modification that occurred in the year ended December 31, 2005 (see Note 9). FAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flow in periods after adoption.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“FAS 154”) which is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to have a significant impact on its consolidated financial statements.

2.   Going Concern

The Company incurred a net loss of $16.0 million and used $42.0 million of cash in operating activities during the year ended December 31, 2005. In addition, the Company has not complied with certain covenants of the Company’s $135 million revolving credit facility with a group of banks (the “Credit Facility”). A breach of any of the covenants or restrictions contained in the Credit Facility would result in an event of default. Such a default could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that GTSI will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that GTSI will be able to find additional or alternative financing to refinance any such accelerated obligations. GTSI’s lenders have notified the Company that the Credit Facility will terminate on the annual renewal date of May 31, 2006. As a result, GTSI will need a replacement credit facility to meet its capital needs for the remainder of 2006 and beyond (see Note 15).

As of December 31, 2005, GTSI’s cash was approximately $22 thousand. The Company’s net working capital balance as of December 31, 2005 was approximately $60 million. In the absence of a revolving credit facility, management does not believe that GTSI’s existing capital resources will enable the Company to fund operations on an ongoing basis. Management plans to obtain alternative financing under a revolving credit facility with new lenders prior to the expiration of our Credit Facility. We did not include any adjustments to the consolidated financial statements to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The following efforts are in process to secure suitable financing, improve working capital and increase cash flows which all will improve the long-term viability of the Company:

•       On April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility;

•       The Company is working to strengthen the core operating processes of the supply chain and improve productivity;

•       GTSI has undertaken significant reductions in workforce in October 2005 and February 2006 to reduce our costs, eliminating over 100 full time positions; and

•       Concerted efforts are underway to improve working capital by collecting aged receivables, increasing the amount of partial billings, and invoicing customers as soon as allowed.

During the fourth quarter of 2005, the Company developed a strategic plan to identify and exit failing or non-strategic activities, improve execution of the current business, and emerge as a high-value solutions provider. The Company plans on focusing its many efforts, doing more profitable and strategic activities, and doing fewer activities which are either not profitable or non-strategic. Management has reviewed its various activities and eliminated or scaled back poor performing sales teams and is in the process of focusing its marketing and sales efforts on the products, services and vendors which are most profitable. Management has reviewed the Company’s operations to eliminate duplicative activities and create lines of accountability. The Company is measuring the performance of various customer teams and lines of business, and adjusting its resources to ensure deployment to maximum advantage.

The implementation of the GEMS system in 2005 put significant strain on the Company and exposed several process inefficiencies throughout GTSI. Management believes it can reduce operating costs, improve customer service and improve cash flow through a concerted effort to improve the supply chain and delivery processes. Management recently aligned GTSI to put all supply-chain and IT activities in one organization to drive the various initiatives to realize the benefits of improved execution.

While larger sales transactions represent a small percentage of GTSI’s total transactions, they represent the majority of the Company’s Gross Margin. Going forward, GTSI will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable.

In addition, GTSI will continue to take other actions to create and maintain a profitable company. Specifically, the Company expects to focus on the growing government IT market, execute new government contracts and utilize flexible contract vehicles, provide a high-quality centralized source for procuring it products and services, and establish and maintain strong vendor relationships.

3.   Restatements of 2005 Quarterly Financial Statements (unaudited)

The Company has restated its consolidated balance sheets and statements of operations for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 for the items discussed below. The prior period adjustments have been grouped into the following categories (which are described in more detail below the tables):

a)               Timing of revenue recognition and associated cost of sales related to the delivery of products directly from the Company’s suppliers to its customers;

b)              Revenue recognition;

c)               Sales return allowance; and

d)              Inventory valuation.

Consolidated Balance Sheet
March 31, 2005
(in thousands)

	As Previously Reported	Adjustment	Reference	As Restated
Accounts receivable, net	$126,942	$3,676	a	$130,618
Total current assets	$211,929	$3,676	a	$215,605
Total assets	$228,612	$3,676	a	$232,288
Accounts payable	$117,019	$3,392	a	$120,411
Total current liabilities	$138,468	$3,392	a	$141,860
Total liabilities	$141,842	$3,392	a	$145,234
Retained earnings	$44,584	$284	a	$44,868
Total stockholders’ equity	$86,770	$284	a	$87,054
Total liabilities and stockholders’ equity	$228,612	$3,676	a	$232,288

Statement of Operations
For the Three Months Ended March 31, 2005
(in thousands, except per share data)

Sales	$157,001	$3,676	a	$160,677
Cost of sales	$138,922	$3,282	a	$142,204
Gross margin	$18,079	$394	a	$18,473
Loss from operations	$(10,212)	$394	a	$(9,818)
Loss before income taxes	$(9,483)	$394	a	$(9,089)
Income tax benefit	$3,673	$(110)	a	$3,563
Net loss	$(5,810)	$284	a	$(5,526)
Loss per share—basic	$(0.65)	$0.04	a	$(0.61)
Loss per share—diluted	$(0.65)	$0.04	a	$(0.61)

Consolidated Balance Sheet
June 30, 2005
(in thousands)

	As Previously Reported	Adjustment	Reference	As Restated
Accounts receivable, net	$161,782	$19,661	a,b	$181,443
Inventory	$70,072	$(13,753)	a,b,d	$56,319
Other current assets	$20,154	$645	a,b,d	$20,799
Total current assets	$255,052	$6,552	a,b,d	$261,604
Total assets	$272,305	$6,552	a,b,d	$278,857
Accounts payable	$165,645	$6,311	a	$171,956
Deferred revenue	$7,250	$177	b	$7,427
Total current liabilities	$188,571	$6,488	a,b	$195,059
Total liabilities	$191,840	$6,488	a,b	$198,328
Retained earnings	$37,073	$64	a,b,d	$37,137
Total stockholders’ equity	$80,465	$64	a,b,d	$80,529
Total liabilities and stockholders’ equity	$272,305	$6,552	a,b,d	$278,857

Statement of Operations
For the Three Months Ended June 30, 2005
(in thousands, except per share data)

Sales	$160,683	$15,807	a,b	$176,490
Cost of sales	$144,077	$16,509	a,b,d	$160,586
Gross margin	$16,606	$(702)	a,b,d	$15,904
Loss from operations	$(11,792)	$(702)	a,b,d	$(12,494)
Loss before income taxes	$(11,438)	$(702)	a,b,d	$(12,140)
Income tax benefit	$3,927	$481	a,b,d	$4,408
Net loss	$(7,511)	$(221)	a,b,d	$(7,732)
Loss per share—basic	$(0.81)	$0.03	a,b,d	$(0.84)
Loss per share—diluted	$(0.81)	$0.03	a,b,d	$(0.84)

Consolidated Balance Sheet
September 30, 2005
(in thousands, except per share data)

	As Previously Reported	Adjustment	Reference	As Restated
Accounts receivable, net	$213,519	$2,809	a,b,c	$216,328
Inventory	$80,307	$(15,993)	a,b,d	$64,314
Other current assets	$17,994	$12,116	a,b,c,d	$30,110
Total current assets	$324,451	$(1,067)	a,b,c,d	$323,384
Total assets	$345,053	$(1,067)	a,b,c,d	$343,986
Accounts payable	$227,310	$(511)	a	$226,799
Deferred revenue	$15,526	$1,173	b	$16,699
Total current liabilities	$258,180	$662	a,b	$258,842
Total liabilities	$261,343	$662	a,b	$262,005
Retained earnings	$41,743	$(1,729)	a,b,c,d	$40,014
Total stockholders’ equity	$83,710	$(1,729)	a,b,c,d	$81,981
Total liabilities and stockholders’ equity	$345,053	$(1,067)	a,b,c,d	$343,986

Statement of Operations
For the Three Months Ended September 30, 2005

Sales	$287,708	$(17,847)	a,b,c	$269,861
Cost of sales	$252,594	$(14,800)	a,b,c,d	$237,794
Gross margin	$35,114	$(3,047)	a,b,c,d	$32,067
Income (loss) from operations	$3,217	$(3,047)	a,b,c,d	$170
Loss before income taxes	$7,506	$(3,047)	a,b,c,d	$4,459
Income tax provision	$(2,837)	1,255	a,b,c,d	$(1,582)
Net income	$4,669	$(1,792)	a,b,c,d	$2,877
Earnings per share—basic	$0.50	$(0.19)	a,b,d	$0.31
Earnings per share—diluted	$0.49	$(0.19)	a,b,d	$0.30

a)     Timing of revenue recognition and associated cost of sales

The Company did not modify the customer order fulfillment process to accommodate changed system capabilities when GEMS was implemented, including properly entering the correct data for orders shipped directly from its vendors to GTSI’s customers. As a result, supporting documentation and system reports were inaccurate and improperly interpreted, which resulted in errors in the timing of recording revenue and the related costs of sales when products were delivered to its customer directly from GTSI’s vendors.

b)     Revenue recognition

Corrections for the recognition of revenue were deemed necessary for arrangements with multiple deliverables, professional service transactions, leasing arrangements, specific sales returns and customer acceptance clauses.

c)     Sales returns allowance

Accrual of sales returns allowance due to increased customer returns.

d)     Inventory valuation

The Company recorded a reduction in the cost basis of inventory for obsolete and excess inventory. Due to the flaws with the implementation of GEMS, excess inventory was ordered that could not be sold at or above cost.

There was no effect on total quarterly operating, investing or financing cash flows from these prior period adjustments for the quarters ended March 31, 2005, June 30, 2005, or September 30, 2005.

4.   Accounts Receivable

Accounts receivable consists of the following as of December 31 (in thousands):

	2005	2004
Billed and unbilled trade accounts receivable	$199,725	$182,429
Vendor and other receivables	18,598	23,422
Total accounts receivable	218,323	205,851
Less: Allowance for doubtful accounts	(1,837)	(1,009)
Sales return allowance	(8,600)	-
Accounts receivable, net	$207,886	$204,842

Vendor and other receivables primarily result from items billed to suppliers under various sales incentive programs.

5.   Transferred Assets

In accordance with the criteria set forth in FAS 140, lease and other receivables of $74.1 million and $39.4 million as of December 31, 2005 and 2004 were accounted for as sales and, as a result, the related receivables have been excluded from the accompanying consolidated balance sheets. The Company received cash of $75.1 million and $42.6 million during the years ended December 31, 2005 and 2004 respectively, related to these sales.

Interest and other income includes $5.9 million, $3.7 million and $0.5 million in the years ended December 31, 2005, 2004 and 2003, respectively, of interest income from the sale of lease and other receivables.

6.   Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the weighted average method. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions. The difficulties arising from the implementation of GEMS distracted personnel from the management of procurement and inventory. That problem was compounded by GEMS issues which resulted in ordering excess inventory. As a result, during the year ended December 31, 2005 the Company recorded an impairment charge of $5.6 million for obsolete and excess inventory, which is included in Cost of Sales. This expense increased the Company’s loss from operations by $5.6 million. During the year ended December 31, 2004, GTSI recorded a charge of $0.7 million, net of insurance proceeds, in Cost of Sales for inventory losses.

7.   Depreciable Assets

Depreciable assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives. Purchased and developed computer software for internal use, including the GTSI Enterprise Resource Management

System (“GEMS”), are amortized over expected lives ranging from three to seven years. Furniture and equipment useful lives range from three to ten years. The useful life for leasehold improvements is the lesser of the term of the lease or the life of the improvement, which range from 3 to 9 years. Costs for maintenance and repairs are charged to expense when incurred. Depreciable assets consist of the following at December 31 (in thousands):

	2005	2004
Office furniture and equipment	$15,312	$15,019
Purchased software for internal use	12,493	11,901
GEMS	10,411	9,482
Leasehold improvements	5,226	5,184
	43,442	41,586
Less accumulated depreciation and amortization	(29,802)	(26,403)
Depreciable assets, net	$13,640	$15,183

On April 18, 2005 GTSI replaced its legacy fulfillment system by implementing the supply chain management modules of GEMS. During the years ended December 31, 2005 and 2004, the Company capitalized $2.1 million and $5.5 million, respectively of development costs related to GEMS. In addition, during the years ended December 31, 2005 and 2004 the Company capitalized $0.7 million and $0.1 million, respectively, for other purchased software for internal use.

During the year ended December 31, 2005 the Company decided to use a web-based customer resource management (“CRM”) software instead of the CRM module of GEMS. As a result, the Company tested certain asset groupings within GEMS for recoverability and determined an impairment loss of approximately $1.0 million, net of accumulated amortization, should be recorded in operating expenses to write down GEMS to its fair value as required by FAS 144.

During the year ended December 31, 2003 the Company changed its strategy regarding GEMS from a highly customized enterprise resource planning (“ERP”) system to a standard ERP system to compress the delivery time and provide significant value sooner. Due to this change in strategy, the Company recorded an impairment charge of approximately $6.0 million for capitalized customization expenses determined to have no future economic value.

8.   Credit Facility

As of December 31, 2005 the Company had a $135 million revolving Credit Facility with a group of banks that expires on May 31, 2006. The Credit Facility includes a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products (the “Wholesale Financing Facility”). Borrowing under the Revolver is limited to 85% of eligible accounts receivable. The Revolver is secured by substantially all of the Company’s assets. Borrowing under the Wholesale Financing Facility is limited to 100% of the value of GTSI’s inventory and was $29.5 million as of December 31, 2005 and is included in accounts payable in the accompanying consolidated balance sheets. The Wholesale Financing Facility is secured by the underlying inventory. The Credit Facility carried an interest rate indexed to the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. The Credit Facility also contains certain covenants as well as provisions specifying compliance with certain quarterly and annual financial ratios.

During the year ended December 31, 2005, GTSI signed four amendments to the Credit Facility to change the size of the facility, add additional lenders to the syndicate, change certain debt covenants, and extend the expiration date. During the year ended December 31, 2004, the Company and its lenders signed three amendments to the Credit Facility to add a new lender and add GTSI’s wholly owned subsidiaries, TLI and GTSI Financial Services, as borrowers.

At December 31, 2005 and 2004, GTSI’s interest rate under the Credit Facility was 6.1% and 4.2%, respectively. The weighted average interest rates for the years ended December 31, 2005, 2004 and 2003 were 5.1%, 3.2% and 3.0%, respectively.

GTSI was in compliance with all financial covenants set forth in the Credit Facility as of December 31, 2005. However, as of January 31, 2006, the Company defaulted on the following financial covenants under the Credit Facility: (i) maximum funded indebtedness to EBITDA, (ii) minimum EBIT to net sales and, (iii) minimum tangible net worth. GTSI’s lenders requested the execution of an agreement to temporarily forbear them from enforcing their rights and remedies as a result of the events of default. Subsequent to December 31, 2005, a forbearance agreement (the “Credit Agreement”) was executed between GTSI and its lenders. GTSI’s lenders have notified the Company that the revolving Credit Facility will terminate on the annual renewal date of May 31, 2006. See Note 15 for additional details and disclosure related to the Credit Agreement. On April 3, 2006, GTSI defaulted on a covenant under the Credit Agreement when the Company received a staff determination letter from the NASDAQ National Market stating that because GTSI had not filed its Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market. The Company has requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel. While there is no assurance, management expects to avoid delisting of the Company’s common stock from the NASDAQ National Market by the filing of this Form 10-K. The Company had available credit of $41.2 million at December 31, 2005 and $59.0 million at December 31, 2004.

9.   Stockholders’ Equity

Purchase of Capital Stock

The Company purchased $4.9 million and $0 of GTSI’s common stock during the years ended December 31, 2005 and 2004, respectively. The shares purchased in 2005 were authorized under a stock purchase plan approved by GTSI’s Board of Directors. In February 2000, the Board of Directors approved a plan for the purchase of common stock with a limit of up to $5.25 million. In January 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company’s common stock, provided the per share price did not exceed the market price. During the year ended December 31, 2005, the Board of Directors approved a $7.3 million increase to the Company’s share repurchase program.

During the years ended December 31, 2005, 2004 and 2003, the Company purchased approximately 610 thousand, zero, and 607 thousand shares, respectively of common stock for $4.9 million, $0, and $4.0 million, respectively. As of December 31, 2005, GTSI had authorization for remaining future repurchases of $5.1 million; however, due to the terms of the Agreement entered into as a result of events of default as of January 31, 2006, the Company is currently restricted from purchasing its stock. Common stock purchased for the Company’s treasury is generally reissued for the employee stock purchase plan, for restricted stock grants and upon the exercise of employee stock options.

Stock Incentive Plans

The Company has two stockholder approved combination incentive and non-statutory stock incentive plans, the 1994 Stock Option Plan, as amended (“1994 Plan”) and the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”). These plans provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 3,500,000 and 300,000 shares, respectively, of the Company’s common stock. The 1996 Plan was amended during the year ended December 31, 2005 to provide for grants to Company employees and non-employee directors of restricted stock, restricted stock units and performance awards in cash or common stock. The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (the “1997 Plan”) which provides for the granting of non-statutory stock options to employees (other than officers and directors) to purchase up to 300,000 shares of the Company’s common stock. In addition, GTSI has utilized a vehicle permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI (the “Capitalization Vehicle”).

Under the 1997, 1996, and 1994 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options issued under the Capitalization Vehicle have a term of seven years, vest over four years and option prices typically equal the fair market value of the Company’s common stock on the date of approval by the Board of Directors. The vesting period for restricted stock, restricted stock units and performance awards is determined by the Compensation Committee on an individual award basis.

Stock Options

The following summary presents changes in the Company’s stock options outstanding under all plans as of December 31, 2003, 2004 and 2005:

	Number of Option Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2003	2,893,109	$5.45
Granted	768,833	$10.47
Forfeited	(124,833)	$7.84
Expired	—	—
Exercised	(426,192)	$5.64
Outstanding at December 31, 2003	3,110,917	$6.57
Granted	558,500	$11.28
Forfeited	(214,125)	$9.03
Expired	(9,750)	$9.26
Exercised	(397,492)	$4.47
Outstanding at December 31, 2004	3,048,050	$7.53
Granted	322,500	$8.15
Forfeited	(244,125)	$10.60
Expired	(100,125)	$10.64
Exercised	(937,950)	$4.30
Outstanding at December 31, 2005	2,088,350	$8.57

The following table summarizes information on stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.43-2.85	60,000	4.4	$2.81	60,000	$2.81
$2.86-4.28	209,350	1.6	$3.84	209,350	$3.84
$4.29-5.70	175,000	1.8	$5.08	175,000	$5.08
$5.71-7.13	153,000	3.5	$6.41	135,500	$6.35
$7.14-8.55	476,500	5.4	$8.17	209,750	$8.27
$8.56-9.98	144,750	3.0	$8.86	142,250	$8.86
$9.99-11.40	568,625	4.2	$11.00	568,625	$11.00
$11.41-12.83	296,125	3.3	$11.99	290,500	$11.99
$12.84-14.25	5,000	4.0	$13.67	5,000	$13.67
	2,088,350	3.7	$8.57	1,795,975	$8.64

The following table sets forth the number of options exercisable and available for grant as of December 31, 2005:

Plan	Options Exercisable	Options Available For Grant
1994 plan	52,500	27,467
1996 plan	1,453,475	636,293
1997 plan	29,250	11,492
Capitalization Vehicle	260,750	unlimited

The following table illustrates the number of options exercisable as of December 31,

Plan	2004	2003
1994 plan	39,250	35,667
1996 plan	1,123,602	924,186
1997 plan	34,700	30,900
Capitalization Vehicle	779,000	912,250
Total	1,976,552	1,903,003

During the year ended December 31, 2005, the Company’s Board of Directors approved the acceleration of the vesting of unvested stock options with an exercise price higher than $8.09, the market value on the date of the acceleration, previously awarded to employees, officers and directors under GTSI’s stock option plans. This action affected unvested options to purchase an aggregate of 515 thousand shares of common stock at exercise prices per share between $8.23 and $13.67. The vesting of these options was accelerated to avoid recognizing compensation expense in future financial statements upon the adoption of SFAS 123R.

In January 2003, the Company agreed that the unvested options held by one officer would automatically vest if a change in control of the Company occurs. The maximum compensation expense impact, if any, related to this change is $0.8 million. This change results in a new measurement date as required by FIN 44. No compensation expense was recorded as a result of this modification at that time or to date because the Company is unable to conclude that a change in control is likely to occur. The compensation expense, if recorded, would not impact the Company’s cash flows or stockholders’ equity.

During the year ended December 31, 2003, an executive submitted Company mature stock with a value of $1.1 million previously purchased on the open market to pay for the exercise of 100,000 stock options pursuant to the terms of the Company’s stock option plan, which resulted in a cashless exchange of stock options for Company stock. There were no non-cash financing transactions during the years ended December 31, 2004 or 2005.

Restricted Stock

During the year ended December 31, 2005, the Board of Directors approved an annual program for stock based compensation to improve the retention of key employees. Recipients are given a choice of receiving stock option awards or restricted stock grants at a 3:1 conversion rate. As a result, 23,333 shares of restricted stock were issued on July 21, 2005. These shares are scheduled to vest on the third, fourth, and fifth anniversaries of the grant date in equal installments.

In addition to the grants above, the Company as authorized by its Board of Directors, issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board under the Amended and Restated 1996 Stock Incentive Plan during the year ended December 31, 2005. These restricted shares are scheduled to vest on June 10, 2006. No restricted stock was issued during the years ended December 31, 2004 or 2003. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2005 was $8.15 per share.

The Company recorded $407 thousand in stockholders’ equity for deferred compensation during the year ended December 31, 2005. No deferred compensation was recorded during the year ended December 31, 2004. Deferred compensation is amortized on a straight-line basis over the vesting period of the grants. During the year ended December 31, 2005, $153 thousand was recorded as stock based compensation expense for restricted stock. No stock based compensation expense was recorded for restricted stock during the years ended December 31, 2004 or 2003.

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

The table below summarizes the number of shares purchased by employees under the ESPP during the offering periods indicated:

Offering period ended	Number of shares purchased	Purchase price
December 31, 2005	35,612	$6.95
June 30, 2005	41,605	$5.92
December 31, 2004	40,994	$8.93
June 30, 2004	44,098	$9.73
December 31, 2003	81,314	$7.44
June 30, 2003	65,780	$7.44

The weighted average fair market value of shares under the ESPP was $6.40 in 2005, $9.35 in 2004, and $7.44 in 2003. GTSI has reserved 1,650,000 shares of common stock for the ESPP, of which 793,890 were available for future issuance as of December 31, 2005.

The ESPP was amended on December 27, 2005, so that the purchase price is 95% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period, effective January 1, 2006 going forward. No other material changes were made to the plan.

10.   Earnings Per Share

Basic earnings per share are calculated by dividing net income or loss by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. Antidilutive employee stock options totaling 741 thousand and restricted stock units totaling 52 thousand have been excluded for the year ended December 31, 2005.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts) for the years ended December 31:

	2005	2004	2003
Basic (loss) earnings per share:
Net (loss) income	$(15,999)	$10,264	$3,179
Weighted average shares outstanding	9,177	8,664	8,349
Basic (loss) earnings per share	$(1.74)	$1.18	$0.38
Diluted (loss) earnings per share:
Net (loss) income	$(15,999)	$10,264	$3,179
Weighted average shares outstanding	9,177	8,664	8,349
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	724	767
Weighted average shares and equivalents	9,177	9,388	9,116
Diluted (loss) earnings per share	$(1.74)	$1.09	$0.35

11.   Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$2,820	$(1,826)	$(1,373)
State	320	(248)	(243)
	3,140	(2,074)	(1,616)
Deferred:
Federal	(321)	(3,858)	(427)
State	(32)	(523)	(75)
	(353)	(4,381)	(502)
Total income tax benefit (provision)	$2,787	$(6,455)	$(2,118)

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$552	$273
Inventory reduction of cost basis	2,643	103
Sales return allowance	334	—
Accrued warranty liabilities	308	1,047
Bid and proposal costs	876	433
Vacation accrual	499	499
Other reserves and accruals	319	551
Deferred revenue	265	221
Other	171	99
Net operating losses and tax credits	2,200	—
Total deferred tax assets	8,166	3,226
Deferred tax liabilities:
Prepaid expenses and other	(268)	—
Depreciation and amortization	(2,901)	(2,746)
Total deferred tax liabilities	(3,169)	(2,746)
Valuation allowance	(4,997)	—
Net deferred tax assets	$—	$480

The Company has provided a valuation allowance against the full amount of the net deferred tax assets at December 31, 2005, because in the opinion of management, it is more likely than not that these deferred tax assets will not be realized.

The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2005	2004	2003
Statutory rate	(34.0)%	34.5%	34.0%
State income taxes, net of Federal benefit	(2.4)	3.3	4.0
Other	2.1	0.8	2.0
Change in valuation allowance	19.5	—	—
Effective tax rate	(14.8)%	38.6%	40.0%

At December 31, 2005, the Company has net operating loss carryforwards of approximately $5.7 million for Federal income tax purposes which will expire in 2025. Approximately $3.6 million of the NOL carryforward relates to stock based compensation expense for which subsequently recognized tax benefits will be allocated to Capital in Excess of Par Value. The tax deduction benefit from the exercise of stock options of $0, $0.9 million, and $1.1 million was recorded to Capital in Excess of Par Value for the years ended December 31, 2005, 2004 and 2003, respectively.

12.   401(k) Plan

Effective April 1991, GTSI adopted the Employees’ 401(k) Investment Plan (the “Plan”), a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”). All employees of the Company who are at least 21 years of age are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under the Code, of a percentage (not to exceed 30%) of their total compensation. Employee contributions are fully vested at all times. GTSI matches employee contributions 50% of the first five percent of eligible pay. In the years ended December 31, 2005, 2004 and 2003, the Company contributed approximately $1.2 million, $1.0 million and $1.0 million to the Plan, respectively.

13.   Commitments and Contingencies

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

	2005	2004
Accrued warranties at beginning of year	$2,429	$4,555
Charges made against warranty liabilities	(1,401)	(2,074)
Adjustments to warranty reserves	(613)	(1,659)
Accruals for additional warranties sold	209	1,607
Accrued warranties at end of year	$624	$2,429

Revenue from extended warranty contracts is recorded as Deferred Revenue and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	2005	2004
Deferred warranty revenue at beginning of year	$2,598	$2,819
Deferred warranty revenue recognized	(1,370)	(1,384)
Revenue deferred for additional warranties sold	133	1,163
Deferred warranty revenue at end of year	$1,361	$2,598

Lease Commitments

The Company conducts its operations from leased real properties, which include offices and a warehouse. These obligations expire at various dates through 2011. Most of the leases contain renewal options at inception, some of which have been exercised, as well as escalation clauses. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2.7 million, $2.4 million and $2.5 million, respectively. Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows (in thousands):

2006	$2,862
2007	3,074
2008	3,078
2009	785
2010	806
Thereafter	762
Total minimum lease payments	$11,367

Contingencies

In December 2004, the Company became aware that a potential payroll liability existed for employees working in GTSI’s office in Germany. Management determined that a tax liability was probable and accrued approximately $0.8 million in estimated accrued liabilities. During the third quarter of 2005, the Company entered into a settlement agreement with the German tax authorities for $0.5 million and the remaining accrual of $0.3 million was reversed and recorded as a reduction of selling, general and administrative expenses.

Letter of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at December 31, 2005 and $0.8 million at December 31, 2004, as a security deposit for all tenant improvements associated with the lease.

At December 31, 2005 and 2004, GTSI was obligated under a customer contract to provide a letter of credit in the amount of $1.75 million to guarantee the performance by the Company of all obligations under the contract. This obligation expired on February 28, 2006.

Employment Agreements

The Company has an employment agreement with its former Chief Executive Officer which provides for payment of an amount equal to his annual base salary plus bonus monies equal to the previous year’s bonus payments upon termination of employment. In addition, the Company has change in control severance agreements covering 16 executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2005, the Company did not believe it probable that any of the specified events would occur. Accordingly, no accrual for severance was recorded as of December 31, 2005. If information becomes known to the Company at a later date which indicates severance of one or more covered executives is probable, accruals for severance will be required (see Note 15).

Legal Proceedings

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

In November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to an alleged breach of contract due to the termination of Ichiban, Inc., a former subcontractor. This suit was filed in Virginia Circuit Court in Fairfax County, Virginia and follows the Company’s earlier lawsuit against the former subcontractor. The case was decided in the Company’s favor resulting in an award of $1.4 million in attorneys’ fees and costs. The plaintiff filed an appeal in October 2005 which the Supreme Court of Virginia refused on February 17, 2006. The plaintiff has filed a Petition for a rehearing with the Supreme Court of Virginia. In the opinion of management, resolution of this matter will not have a material adverse effect upon the financial position or future operating results of the Company. The Company is aggressively working to collect the awarded attorneys’ fees and costs from Ichiban; however, in accordance with SFAS No. 5, “Accounting for Contingencies,” no amounts for this gain contingency were accrued as of December 31, 2005.

14.   Segment Reporting

GTSI engages in business activities as one operating segment that provides hardware, software and services primarily to the U. S. Federal Government. The Company’s chief operating decision maker evaluates performance and determines resource allocation based on GTSI’s consolidated sales and operating results. The following table summarizes the Company’s sales by type for the years ended December 31 (in thousands):

	2005	2004	2003
Hardware	$677,678	$834,144	$692,543
Software	141,648	155,724	154,468
Resold third-party service products	48,831	66,618	91,211
Services	18,106	19,662	15,896
Total	$886,263	$1,076,148	$954,118

Major Customers

All of GTSI’s sales are earned from U.S. companies. Sales to multiple agencies and departments of the U.S. Federal Government, either directly or through prime contractors, accounted for approximately 92%, 95% and 98% of the Company’s consolidated sales during the years ended December 31, 2005, 2004, and 2003, respectively.

15.   Subsequent Events

On February 13, 2006, the Company announced a further business alignment related to implementing its strategic plan to move GTSI into the solutions marketplace. In accordance with this plan, the Company eliminated duplication within the Company and transitioned out of activities which have failed to yield adequate profitability.

On February 16, 2006, the Company announced that the Board of Directors had named James J. Leto as the Company’s President and Chief Executive Officer effective immediately. Mr. Leto has been a member of the Board of Directors since 1996 and will retain his seat. In addition, former CEO and Chairman of the Board, M. Dendy Young, will maintain his position as Chairman of the Board. The Company entered into a Transition Agreement on February 15, 2006 with Mr. Young in connection with his resignation as CEO. This agreement terminates the terms of the Employment Agreement dated January 1, 2001 between the Company and M. Dendy Young and provides for a payment of $1.1 million over an 18-month period, as well as reimbursement for certain benefits and legal fees. As a result of the Board of Directors’ appointment of James J. Leto, the Company entered into an employment agreement dated February 16, 2006.

On March 10, 2006, the Company and its lenders executed a forbearance agreement in respect of the Company’s Credit Facilities (the “Credit Agreement”) principally as the result of receiving a notice of default from its lenders during February 2006 related to the Company’s financial performance for the month ended January 31, 2006. Under the terms of the Credit Agreement, the Lenders agreed to forbear from exercising their rights and remedies against GTSI in respect of certain existing defaults under the Credit Facility and to continue to advance funds to the Company until May 31, 2006, unless GTSI is in breach of the Credit Agreement at an earlier date. Under the Credit Agreement, in addition to its obligations under the Credit Facility, the Company agreed to:

•       Provide increased access to its financial records to its lenders including daily borrowing base certificates; weekly cash flow projections and account collection activity for receivables greater than 90 days; semi-monthly detailed accounts aging, inventory, and accounts payable reports; and

•       To hire a financial advisor to evaluate the Company’s business plan.

The Agreement included the following material modifications:

•       Decreased the size of the Credit Facility from $135 million to $75 million;

•       During the period from March 10, 2006 to May 31, 2006, suspended the application of the Maximum Total Funded Indebtedness to EBITDA and Minimum EBIT to Net Sales ratio covenants;

•       Decreased the minimum tangible net worth requirement from $60 million to $50 million;

•       For the months of February, March, April and May, 2006, added a Periodic Pre-Tax Loss requirement not to exceed $7.0 million, $3.9 million, $4.3 million and $1.9 million, respectively; and

•       Increased the interest rate on borrowed funds to LIBOR plus 3.0% per annum.

As required by the Credit Agreement, the Company paid a $225,000 fee to the Lenders.

On April 3, 2006, the Company defaulted on the covenant under the Credit Agreement when it received a staff determination letter from the NASDAQ National Market stating that because GTSI has not filed its Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market. GTSI has requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel. While there is no assurance, the Company expects to avoid delisting of its common stock from the NASDAQ National Market by the filing of this Form 10-K for 2005 with the SEC before delisting would otherwise take effect.

On April 10, 2006 the Company signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility. The Company and the lenders are working to complete their due diligence efforts and management expects to execute a new revolving credit facility agreement prior to June 1, 2006.

16. Selected Quarterly Financial Data (unaudited)

The following summary illustrates selected quarterly financial data for the two years ended December 31, 2005. The first, second and third quarters of 2005 have been restated as described more completely in Note 3 of these consolidated financial statements. The restatements result from prior period adjustments for (i) timing of revenue recognition and associated cost of sales between quarters related to the delivery of products directly from the Company’s suppliers to its customers; (ii) corrections for the recognition of revenue for arrangements with multiple deliverables, professional service transactions, leasing arrangements, sales returns, and customer acceptance clauses; (iii) accrual of a sales return allowance; and (iv) a reduction in the cost basis of inventory for obsolete and excess inventory.

GTSI has historically experienced significant seasonal fluctuations in its operations as a result of the U.S. Federal Government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	2005
	Q1 (restated)	Q2 (restated)	Q3 (restated)	Q4	Total
	(in thousands, except per share data)
Sales	$160,677	$176,490	$269,861	$279,235	$886,263
Gross margin[a]	$18,473	$15,904	$32,067	$28,473	$94,917
Net (loss) income	$(5,526)	$(7,732)	$2,877	$(5,618)[c]	$(15,999)
Basic (loss) earnings per share	$(0.61)	$(0.84)	$0.31	$(0.61)	$(1.74)
Diluted (loss) earnings per share	$(0.61)	$(0.84)	$0.30	$(0.61)	$(1.74)

	2004
	Q1	Q2	Q3	Q4	Total
Sales	$178,623	$238,990	$330,645	$327,890	$1,076,148
Gross margin[b]	$18,082	$21,537	$46,723	$35,663	$122,005
Net (loss) income	$(1,381)	$(1,553)	$10,454	$2,744	$10,264
Basic (loss) earnings per share	$(0.16)	$(0.18)	$1.21	$0.31	$1.18
Diluted (loss) earnings per share	$(0.16)	$(0.18)	$1.13	$0.29	$1.09

a)                Gross Margin for the year ended December 31, 2005 included a $5.6 million charge for excess and obsolete inventory to write-down Inventory to its market value as discussed in Note 6 of the consolidated financial statements. Gross Margin was reduced $1.6 million in Q2, $0.4 million in Q3 and $3.6 million in Q4 of 2005 for this Inventory impairment. This was offset in Q4 by the positive effects to Gross Margin of $2.6 million due to a change in estimated payable to vendors.

b)               Gross Margin for the year ended December 31, 2004 included the positive effects of the derecognition of aged Accounts Payable of $10.1 million in Q3. In addition, Gross Margin reflects the positive impact of the change in estimated payable to vendors of $0.7 million in Q3 and $1.8 million in Q4. The total increase to Gross Margin in the year ended December 31, 2004 for these items was $12.6 million. See Note 1 to the consolidated financial statements for additional details.

c)                During Q4, the Company recorded a valuation allowance against its net deferred tax asset, which increased net loss by $3.7 million

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A.        CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d—15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2005. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses set forth below, our disclosure controls and procedures were not effective as of December 31, 2005.

After management concluded that there were material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles and present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting during our fourth quarter of the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a—15(f) and 15d-15(f). Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of the fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, based upon the criteria set forth in Internal Control—Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.

As part of its year-end reporting and the preparation of this Annual Report on Form 10-K for the year ended December 31, 2005, management concluded it was necessary to restate GTSI’s consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 (as further described in Note 3 of our consolidated financial statements) to record inventory properly at lower of cost or market value; to record sales and cost of sales in accordance with GAAP in the proper reporting periods in 2005; and to record various other adjustments in a number of areas.

Based on management’s assessment of internal control over financial reporting as of December 31, 2005, management concluded that GTSI’s internal control over financial reporting was ineffective because of the following material weaknesses:

Finance and Accounting Staffing.   Management determined that GTSI, as of December 31, 2005 and for a period of time prior to that date, had an insufficient number of finance and accounting staff and some of our finance and accounting staff lacked sufficient training and experience in areas such as accounting for leasing transactions, revenue recoginition for services, and income taxes. During our review of the internal control environment, management determined that certain of the controls to be performed during the 2005 quarterly and year-end financial close process had not been performed properly, which was due to turnover in three key accounting management positions during 2005 and also due to insufficient resources to handle the new processes and procedures associated with GEMS, growth in our professional services business line, and increasingly sophisticated leasing transactions.

Financial Close and Reporting Process.   Management determined that GTSI had insufficient controls over the quarterly and year-end financial close and reporting process. This deficiency was exacerbated by the finance and accounting staffing material weakness as noted above, and was manifested primarily in control deficiencies in the accounting for inventory valuation, customer returns, revenue recognition (including leasing and professional services transactions), accruals and the tax provision, which required significant post-closing adjustments to inventory, accounts payable, accounts receivable, accrued liabilities, sales, cost of sales and income taxes.

Given the complexity of our changing business model, we either lacked finance and accounting staff with the requisite qualifications and training to perform the quarterly and year-end financial close and reporting process, or the closing procedures (including the subsequent review and approval functions) were minimally or inadequately documented or performed. The effect of these deficiencies was that adjustments were required to be recorded that had a material impact on net (loss) income for the 2005 interim periods during the year ended December 31, 2005. See Note 3 to our accompanying consolidated financial statements.

Due to the pervasiveness and the magnitude of the errors in the areas noted above, management concluded that GTSI had a material weakness in its financial close and reporting process.

Customer Order Fulfillment Process.   Management determined that GTSI had insufficient execution and oversight related to its customer order fulfillment process during 2005, which resulted in restatements to all the interim periods in 2005 as well as material adjustments at year-end. Specifically, GTSI recorded sales, cost of goods sold, accounts receivable and accounts payable in the incorrect reporting periods during 2005 due to a number of factors including inadequate training, inappropriate data entry, vendor payable reconciliations not being performed on a timely basis, and lack of oversight and communications between the appropriate departments.

These deficiencies were caused by, in part, our April 2005 implementation of the supply chain module of GEMS. Management under-estimated the impact the new system would have on the amount of time and resources needed to properly process customer order fulfillment transactions, and did not modify our customer order fulfillment process to accommodate changed system capabilities.

Due to the pervasiveness and the magnitude of the errors in the areas noted above, management concluded that GTSI had a material weakness in its customer order fulfillment process.

We corrected all errors discovered during the closing of our financial records for the year ended December 31, 2005. In addition, management concluded it was necessary to restate GTSI’s consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 (as further described in Note 3 of our consolidated financial statements) to record inventory properly at lower of cost or market value; to record sales and cost of sales in accordance with GAAP in the proper reporting periods in 2005; and to record various other adjustments in a number of areas. Therefore, we are restating our previously reported results for these 2005 quarters in this Annual Report on Form 10-K. Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our controls in a timely manner.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears below.

REMEDIATION OF MATERIAL WEAKNESSES

Management is required to ensure that its personnel throughout all areas of the company have the competence, resources, training, and supervision; that policies and procedures necessary for their assigned levels of responsibility are in place; and that sufficient staff is present to effectively perform all processes necessary to maintaining a proper internal control environment. Management is also responsible for maintaining effective internal control processes over its financial close and reporting process.

In order to remediate the aforementioned material weaknesses, management is taking the following actions:

i.                   Increasing the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP compliance in revenue recognition for multiple-element arrangements, leasing and professional service transactions, transfers of financial assets, and the related accounting.

ii.               Upgrading the capabilities of certain staff in existing finance and accounting positions to ensure that our professionals possess sufficient GAAP knowledge and experience necessary not only to perform their assigned tasks, but also to understand how those tasks are related to others within GTSI and to improve the overall quality and integrity of record keeping and financial reporting.

iii.           Enhancing the accounting policies and procedures to provide adequate, sufficient, and useful guidance to staff such that adherence to them should result in higher degrees of assurance of accurate and complete financial reporting.

iv.             Implementing a more rigorous account reconciliation and account aging review and approval process on a quarterly basis, particularly in the accounts receivable and accounts payable areas.

v.                 Improving the quarterly financial close process, particularly related to the review for inventory obsolescence, and revenue recognition for professional services, leasing and multiple element arrangements to better ensure all relevant accounting issues are known and properly addressed before financial reports are issued.

vi.             Improving the information system program change process to ensure that current and future changes to the ERP system are properly managed, with the impact upon the financial and accounting functions clearly understood and adequately addressed.

vii.         Ensuring that the purchasing, order fulfillment and customer service departments are appropriately staffed and increasing communication and training so that the right purchasing-related information and data is available to the finance and accounting staff, particularly for transactions where inventory is shipped directly from our vendors to our customers.

viii.     Re-engineering the fulfillment of customer orders process through a number of initiatives, including increased use of automation to capture and record information critical for ensuring proper accounting treatment of the underlying transactions.

We primarily began these remediation steps subsequent to December 31, 2005 and expect to finalize them by the end of the second quarter of 2006.

The Audit Committee of the Board of Directors has been actively involved with our assessment of our internal controls environment and the above material weakness conclusions. They are being continually updated as to our remediation progress, and we would expect this communication to continue until all control deficiency issues are addressed and remediated to their satisfaction.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of GTSI Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GTSI Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of certain material weaknesses described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). GTSI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of GTSI Corp.’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

•       GTSI as of December 31, 2005 and for a period of time prior to that date, had an insufficient number of finance and accounting staff and some of the Company’s finance and accounting staff lacked sufficient training and expertise in areas such as accounting for leasing transactions, revenue recognition for services, and income taxes.

•       GTSI had insufficient controls over the quarterly and year-end financial close and reporting process. This deficiency was exacerbated by the finance and accounting staffing material weakness as noted above, and was manifested primarily in control deficiencies in the accounting for inventory valuation, customer returns, revenue recognition (including leasing and professional services transactions), accruals and the tax provision, all which required post-closing adjustments to inventory, accounts payable, accounts receivable, accrued liabilities, sales, cost of sales and taxes in the fourth quarter of 2005.

•       GTSI had insufficient execution and oversight related to its customer order fulfillment process during 2005, which resulted in restatements to all the interim periods in 2005 as well as adjustments at year-end. Specifically, the Company erroneously recorded sales, cost of goods sold, accounts receivable and accounts payable in incorrect reporting periods during 2005 due to a number of factors including inadequate training, inappropriate data entry, vendor payable reconciliations not being performed on a timely basis, lack of oversight and communication within the appropriate departments, and significant employee and management turnover within many of the impacted areas.

The combination of the above factors resulted in errors in the preparation of the 2005 interim and annual financial statements in the areas of inventory valuation, accounts payable, accounts receivable, sales, and cost of sales, and resulted in a number of post-closing adjustments to the Company’s consolidated financial statements as of and for the year ended December 31, 2005 and restatement of its interim financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, and this report does not affect our report dated April 10, 2006 on those financial statements.

In our opinion, management’s assessment that GTSI Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, GTSI Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP
McLean, Virginia
April 10, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2006 (the “Proxy Statement”) entitled “Proposal 1 - Election of Directors,” “Continuing Directors,” “Executive Officers,” “Board of Directors, Committees and Corporate Governance,” “Code of Ethics,” “Certain Relationships and Related Transactions” and “Section 16(A) Beneficial Ownership Reporting Compliance”. The Proxy Statement will be filed with the Commission within 120 days after December 31, 2005.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation and Other Information,” “Compensation of Directors,” “Employment Agreements and Termination of Employment and Change of Control Arrangements,” “Performance Graph” and “Compensation Committee Report on Executive Compensation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding the security ownership of certain beneficial owners and management required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Common Stock Ownership of Principal Stockholders and Management.”

The information required by Item 201(d) of Regulation S-K is provided under Item 5, Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, which is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Transactions.”

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Audit Fees,” and “Independent Accountants.”

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K:

(a) Financial Statements

The consolidated financial statements of GTSI Corp. filed are as follows:

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements

Financial Statement Schedules

The financial statement schedules of GTSI Corp. and subsidiaries filed are as follows:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on April 10, 2006 on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.
By:	/s/ JAMES J. LETO
James J. Leto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 10, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ JAMES J. LETO
James J. Leto
President, Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ M. DENDY YOUNG
M. Dendy Young
Chairman of the Board
/s/ THOMAS HEWITT
Thomas Hewitt
Director
/s/ LEE JOHNSON
Lee Johnson
Director
/s/ JOSEPH KEITH KELLOGG, JR.
Joseph Keith Kellogg, Jr.
Director
/s/ STEVEN KELMAN
Steven Kelman
Director

/s/ BARRY REISIG
Barry Reisig
Director
/s/ JOHN M. TOUPS
John M. Toups
Director
/s/ DANIEL R. YOUNG
Daniel R. Young
Director

GTSI CORP.
VALUATION AND QUALIFYING ACCOUNTS
 (In thousands)

SCHEDULE II

Years Ended December 31,	2005	2004	2003
Allowance for Doubtful Accounts
Balance at beginning of period	$1,009	$699	$834
Additions—charged to expense or other accounts	1,277	507	57
Deductions	(449)	(197)	(192)
Balance at end of period	$1,837	$1,009	$699
Sales Returns Allowance(1)
Balance at beginning of period	$—	$—	$—
Additions—charged to expense or other accounts	10,400	—	—
Deductions	(1,800)	—	—
Balance at end of period	$8,600	$—	$—
Deferred Tax Asset Valuation Allowance
Balance at beginning of period	$—	$—	$—
Additions—charged to expense or other accounts	4,997	—	—
Deductions	—	—	—
Balance at end of period	$4,997	$—	$—

(1)          The sales returns allowance is reported as a reduction of Accounts Receivable on the consolidated balance sheets.

All other schedules are omitted since the required information is not present or is not present in amount sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (4)
10.1	GTSI Employees’ 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto*(8)
10.2	Employee Stock Purchase Plan, as amended to date*(15)
10.3	1994 Stock Option Plan, as amended to date*(3)
10.4	Amended and Restated 1996 Stock Incentive Plan*(12)
10.5	1997 Non-Officer Stock Option Plan, as amended to date*(3)
10.6	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility (5)
10.7	Lease dated December 10, 1997 between the Company and Petula Associates, Ltd. and Amendment for headquarters facility (5)
10.8	Second Amendment to Deed of Lease dated February 11, 2005 between the Company and AG/ARG Avion, L.L.C. (successor-in-interest to Petula Associates, Ltd.) for headquarters facility. (8)
10.9	Employment Agreement dated January 1, 2001 between the Registrant and M. Dendy Young*(1)
10.10

Credit Facilities Agreement, dated as of October 23, 2003, among the Registrant, certain lenders named in such agreement, and GE Commercial Distribution Finance Corporation, as a Lender and as Agent (6)

10.11

First Amendment to Credit Facilities Agreement, dated March 12, 2004, among the Company, certain lenders named in such agreement, and GE Commercial Distribution Finance Corporation, as a Lender and as Agent (8)

10.12

Second Amendment to Credit Facilities Agreement, dated as of July 29, 2004, among the Company, certain lenders named in such agreement and GE Commercial Distribution Finance Corporation, as a Lender and as Agent (5)

10.13

Third Amendment to Credit Facilities Agreement, dated as of November 22, 2004, among the Company, certain lenders named in such agreement and GE Commercial Distribution Finance Corporation, as a Lender and as Agent (8)

10.14

Fourth Amendment to Credit Facilities Agreement dated as of April 28, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the Other Lenders (9)

10.15

Fifth Amendment to Credit Facilities Agreement dated as of August 8, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the Other Lenders (10)

10.16

Sixth Amendment to Credit Facilities Agreement dated as of August 15, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the Other Lenders (11)

10.17	Offer Letter dated December 31, 2002 between the Registrant and Thomas Mutryn* (3)
10.18	Non-Qualified Stock Option Agreement effective January 28, 2003 between the Registrant and Thomas Mutryn* (3)
10.19	GTSI Corp. Long Term Incentive Plan*(7)
10.20	GTSI 2005 Executive Incentive Compensation Plan* (8)
10.21	Form of GTSI Change of Control Agreement* (8)
10.22	Form of Letter Agreement signed by Scott W. Friedlander, Thomas A. Mutryn and Scot Edwards regarding second quarter 2005 bonus payments*(2)
10.23	Transition Agreement with M. Dendy Young dated February 15, 2006* (13)
10.24

Seventh Amendment to Credit Facilities Agreement dated as of November 15, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the Other Lenders (filed herewith)

10.25	Forbearance Agreement in Regards to Credit Facilities Agreement dated as of February 28, 2006 (16)
10.26	Employment Agreement dated February 16, 2006 between the Registrant and James J. Leto* (14)
14.1	Code of Ethics (6)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

*                    Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-19394.

(2)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

(3)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-19394.

(4)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(5)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(6)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)          Incorporated by reference to Appendix B of the Registrant’s 2004 Proxy Statement.

(8)          Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(9)          Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(10)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(11)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2005.

(12)   Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement.

(13)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 15, 2006.

(14)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 16, 2006.

(15)   Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2006.

(16)   Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 17, 2006.