Form 10-Q
period 2006-03-31
GTSI CORP
filed 2006-05-10
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number:     0-19394

GTSI Corp.

(Exact name of registrant as specified in its charter)

Delaware	54-1248422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3901 Stonecroft Boulevard, Chantilly, VA	20151-1010
(Address of principal executive offices)	(Zip Code)

703-502-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒   Non-accelerated filer ☐

The number of shares of common stock, $0.005 par value, outstanding as of April 30, 2006 was 9,380,842.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

GTSI CORP.
Form 10-Q for the Quarter Ended March 31, 2006

INDEX

Page
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS—

Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL Condition and Results of Operations

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 3.	Defaults upon Senior Securities

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GTSI CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$2,502	$22
Accounts receivable, net	134,244	207,886
Inventory	26,923	56,666
Deferred costs	12,066	14,909
Other current assets	8,905	9,118
Total current assets	184,640	288,601
Depreciable assets, net	13,153	13,640
Other assets	3,302	4,416
Total assets	$201,095	$306,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit agreement	$—	$48,014
Accounts payable	111,878	159,038
Accrued liabilities	17,665	16,634
Deferred revenue	4,720	3,611
Accrued warranty liabilities	921	829
Total current liabilities	135,184	228,126
Other liabilities	3,747	3,837
Total liabilities	138,931	231,963

Commitments and contingencies

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,306,084 issued and 9,380,842 outstanding at March 31, 2006; and 9,806,084 issued and 9,442,888 outstanding at December 31, 2005	49	49
Capital in excess of par value	43,056	42,943
Retained earnings	21,353	34,396
Treasury stock, 425,242 shares at March 31, 2006 and 363,196 shares at December 31, 2005, at cost	(2,294)	(2,694)
Total stockholders’ equity	62,164	74,694
Total liabilities and stockholders’ equity	$201,095	$306,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
		(restated)

SALES	$149,844	$160,677

COST OF SALES	133,791	142,204

GROSS MARGIN	16,053	18,473

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	29,719	28,291

LOSS FROM OPERATIONS	(13,666)	(9,818)

INTEREST AND OTHER INCOME
Interest and other income	1,364	920
Interest and other expense	(741)	(191)
Interest and other income, net	623	729

LOSS BEFORE INCOME TAXES	(13,043)	(9,089)

INCOME TAX BENEFIT	—	3,563

NET LOSS	$(13,043)	$(5,526)

LOSS PER SHARE
Basic	$(1.41)	$(0.61)
Diluted	$(1.41)	$(0.61)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,265	9,002
Diluted	9,265	9,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2006	2005
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,043)	$(5,526)
Adjustments to reconcile net loss to net cash provided by operating activities	63,923	31,111
Net cash provided by operating activities	50,880	25,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(642)	(1,181)
Net cash used in investing activities	(642)	(1,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on credit facility	(48,014)	(1,179)
Proceeds from exercises of stock options	256	350
Net cash used in financing activities	(47,758)	(829)

NET INCREASE IN CASH	2,480	23,575

CASH AT BEGINNING OF PERIOD	22	397

CASH AT END OF PERIOD	$2,502	$23,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GTSI Corp. and its subsidiaries (“GTSI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005 included in GTSI’s Annual Report on Form 10-K. Investments in which the Company does not control the investee but has the ability to exercise significant influence over its operating and financial policies are accounted for using the equity method of accounting.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) considered necessary to present fairly GTSI’s financial position as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns. These patterns historically have had a negative effect on GTSI’s sales and net (loss) income during the quarter ended March 31. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company has not complied with certain covenants of the Company’s $75 million revolving credit facility with a group of banks (the “Credit Agreement”) which will terminate on May 31, 2006. A breach of any of the covenants or restrictions contained in the Credit Agreement would result in an event of default. Such a default could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that GTSI will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that GTSI will be able to find additional or alternative financing to refinance any such accelerated obligations. If we are unable to obtain alternative financing prior to the expiration of the Credit Agreement, it would likely have a material adverse affect on our financial condition and ability to continue as a going concern.

2.                                      Restatement of Financial Statements

GTSI restated its previously issued condensed consolidated financial statements for the first three quarters of 2005. The restatements are discussed in detail in GTSI’s Annual Report on Form 10-K for the year ended December 31, 2005. The restatements for the three months ended March 31, 2005 included prior period adjustments for the timing of revenue recognition and associated cost of sales related to the delivery of products directly from the Company’s suppliers to its customers.

A summary of the aggregate effect of this prior period adjustment on GTSI’s condensed consolidated Statements of Operations is shown below:

	For the three months ended
	March 31, 2005
	As Reported	As Restated
Sales	$157,001	$160,677
Cost of sales	$138,922	$142,204
Gross margin	$18,079	$18,473
Loss from operations	$(10,212)	$(9,818)
Income tax benefit	$3,673	$3,563
Net loss	$(5,810)	$(5,526)
Loss per share, basic and diluted	$(0.65)	$(0.61)

3.                                      Stock-Based Compensation

As of March 31, 2006, the Company has four stock-based employee compensation plans, which are described below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the condensed consolidated Statement of Operations for the three months ended March 31, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment, (“FAS 123R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Results for the prior periods have not been restated.

As a result of adopting FAS 123R on January 1, 2006, the Company’s reported loss from operations, loss before income taxes and net loss for the three months ended March 31, 2006 are $189 thousand lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $1.39, if the Company had not adopted FAS 123R, compared to reported basic and diluted loss per share of $1.41.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated Statement of Cash Flows. FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Since there was no tax benefit for stock options during the three months ended March 31, 2006, there was no impact on the Company’s Statement of Cash Flows for the adoption of FAS 123R.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods, as a single award.

Three months ended
March 31, 2005
(restated)
Net loss — as reported	$(5,526)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(682)
Net loss — pro forma	$(6,208)

Loss per share, basic and diluted — as reported	$(0.61)

Loss per share, basic and diluted — pro forma	$(0.69)

Stock-based Employee Compensation Plans

The Company has two stockholder approved combination incentive and non-statutory stock incentive plans: the 1994 Stock Option Plan, as amended (“1994 Plan”), and the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”). These plans provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 3,500,000 and 300,000 shares, respectively, of the Company’s common stock. The 1996 Plan also permits the grant of restricted stock units to its employees and non-employee directors. The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (the “1997 Plan”), which provides for the granting of non-statutory stock options to employees (other than officers and directors) to purchase up to 300,000 shares of the Company’s common stock. In addition, GTSI has utilized a vehicle permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI (the “Capitalization Vehicle”).

Under the 1997, 1996, and 1994 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options issued under the Capitalization Vehicle have a term of seven years, vest over four years and option prices equal the fair market value of the Company’s common stock on the date of approval by the Board of Directors. The vesting period for restricted stock and restricted stock units is determined by the Compensation Committee on an individual award basis. GTSI recognizes stock-based compensation expense for these graded vesting awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period specified in the option agreement.

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of GTSI’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted has been determined based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the five year U.S. Treasury rates at the time of grant which approximates GTSI’s 4.8 year expected term of the option.

Three months ended
March 31, 2006
Expected volatility	50.1%
Expected dividends	—
Expected term (in years)	4.8
Risk-free rate	4.6%

Stock Options

A summary of option activity under the Company’s stock incentive plans as of March 31, 2006 and changes during the period then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2006	2,088	$8.57
Granted	10	$6.61
Exercised	(123)	$4.34
Forfeited	(92)	$7.87
Expired	(69)	$10.34
Outstanding at March 31, 2006	1,814	$8.81	4.1	$768
Exercisable at March 31, 2006	1,610	$8.90	3.8	$768

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $3.16 and $4.70, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $369 thousand and $240 thousand respectively. Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $256 thousand and $350 thousand, respectively. The tax benefit for the tax deductions from option exercises of the share-based payment arrangements totaled zero and $94 thousand for the three months ended March 31, 2006 and 2005, respectively. The Company has historically issued shares from treasury stock to satisfy option exercises.

Restricted Shares

The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. There were no restricted stock units granted during the three months ended March 31, 2005. A summary of the status of Company’s nonvested shares as of March 31, 2006, and changes during the period ended March 31, 2006, is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	50	$8.16
Granted	2	$7.20
Nonvested at March 31, 2006	52	$8.13

Unrecognized Compensation

As of March 31, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a period of 4.1 years. During the three months ended March 31, 2006, approximately 6 thousand awards vested.

Options Exercised

During the three months ended March 31, 2006, 122,500 stock options were exercised under the Company’s stock option plans. These shares were issued from treasury stock.

4.                                      Inventory

Inventory is valued at the lower of cost or market. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions by recording a reserve to Inventory on the balance sheet. As of March 31, 2006, the balance of the reserve was $4.1 million.

5.                                      Credit Facility

As of December 31, 2005, the Company had a $135 million revolving credit facility with a group of lenders (the “Credit Facility”). As of January 31, 2006, the Company defaulted on three financial covenants under the Credit Facility and its lenders requested the execution of an agreement to temporarily forbear them from enforcing their rights and remedies as a result of the events of default. During the three months ended March 31, 2006, a forbearance agreement (the “Credit Agreement”) was executed between GTSI and its lenders. Under the terms of the Credit Agreement, the lenders agreed to forbear from exercising their rights and remedies against GTSI in respect of certain existing defaults under the Credit Facility and to continue to advance funds to the Company until May 31, 2006, unless GTSI is in breach of the Credit Agreement at an earlier date. As required by the Credit Agreement, the Company paid a $225 thousand fee to the lenders. Under the Credit Agreement the size of the Credit Facility was decreased to $75 million and the interest rate was increased to LIBOR plus 3.0% per annum. As of March 31, 2006, GTSI had available credit of $34.9 million under the Credit Agreement.

As of March 31, 2006, GTSI was not in compliance with the minimum financial net worth financial covenant in the Credit Agreement. In addition, on April 3, 2006, GTSI defaulted on another covenant under the Credit Agreement when the Company received a staff determination letter from the NASDAQ National Market stating that, because GTSI had not filed its Annual Report on Form 10-K for 2005 with the SEC, its common stock was subject to delisting from the NASDAQ National Market. Upon the filing of GTSI’s Form 10-K for 2005 on April 12, 2006, NASDAQ issued a letter stating the Company was in compliance with the listing rules.

On April 10, 2006, the Company signed a commitment letter to negotiate a new revolving credit facility with two major U.S. banks by May 31, 2006. The Company and the lenders are working to complete their due diligence efforts and management plans to execute a new revolving credit facility agreement prior to June 1, 2006.

6.             Earnings Per Share

Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

Antidilutive employee stock options totaling 231 thousand and 572 thousand have been excluded for the three months ended March 31, 2006 and 2005, respectively. Unvested restricted stock units totaling 51 thousand shares have been excluded for the three months ended March 31, 2006.

7.             Income Taxes

The Company has provided a valuation allowance against the full amount of the net deferred tax assets at March  31, 2006 because, in the opinion of management, it is more likely than not that these deferred tax assets will not be realized. Therefore, no income tax benefit was reported in the Statement of Operations on the loss before income taxes of $13.0 million for the three months ended March 31, 2006.

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

	Three months ended
	March 31,
	2006	2005
Accrued warranties at beginning of period	$829	$2,429
Charges made against warranty liabilities	(96)	(319)
Change in estimate of accrued warranty liabilities	188	(196)
Accruals for additional warranties sold	—	101
Accrued warranties at end of period	$921	$2,015

Revenue and Cost of Sales from extended warranty contracts is recorded as Deferred Revenue and Deferred Costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Three months ended
	March 31,
	2006	2005
Deferred warranty revenue at beginning of period	$1,361	$2,599
Deferred warranty revenue recognized	(279)	(367)
Revenue deferred for additional warranties sold	—	53
Deferred warranty revenue at end of period	$1,082	$2,285

Letters of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $150 thousand at March 31, 2006 and December 31, 2005, as a security deposit for all tenant improvements associated with the lease.

As of December 31, 2005, GTSI had an outstanding letter of credit to a customer in the amount of $1.75 million to guarantee the performance by the Company of all obligations under the contract. This obligation expired on February 28, 2006.

Employment Agreements

As of December 31, 2005, the Company had an employment agreement with its former Chief Executive Officer which provided for payment of $0.7 million upon termination of employment. This agreement was terminated on February 15, 2006 when the Company entered into a transition agreement with its former CEO (the “Transition Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the next 18 months, as well as reimbursement for certain benefits and legal fees. As a result, the Company recorded a severance liability, which is included in Accrued Liabilities, of $1.2 million during the three months ended March 31, 2006. The related charge increased Selling, General & Administrative expenses by $1.2 million for the three months ended March 31, 2006.

On February 16, 2006, GTSI entered into an employment agreement with the Company’s current President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment or a change in control. In addition, GTSI has change in control agreements with 15 additional executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of March 31, 2006 no accruals have been recorded for these agreements.

Contingencies

Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of March 31, 2006, GTSI is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

9.             Subsequent Events

GTSI’s Board of Directors (the “Board”) approved on April 28, 2006 the following bonus payments, short-term incentive program, and severance agreements for the Company’s executive officers in an effort to promote retention and performance in 2006 and beyond:

1)              First quarter cash bonus payments for GTSI’s CEO, CFO, Executive VP of Sales, Chief Marketing Officer, and Group VP of IT & Operations for approximately $0.2 million in recognition of efforts to enhance the Company’s financial position, provide leadership and regarding other significant corporate matters. Pursuant to similar arrangements the Company is providing bonuses to promote retention and performance to all other eligible employees for the first quarter of 2006. Incentive expense for executive officers and other employees totaling $0.5 million was accrued during the three months ended March 31, 2006 and reported in GTSI’s Statement of Operations as Selling, General & Administrative expenses;

2)              A short term incentive program for approximately 25 key employees, including the Company’s Executive Officers, to encourage efforts in enhancing GTSI’s financial performance and stockholder value. The program will be funded with an amount equal to 10% of GTSI’s earnings before taxes, if any, for the year ending December 31, 2006; and

3)              Severance payments consisting of six months of base salary, if terminated without cause, for GTSI’s CFO, Executive VP of Sales, Chief Marketing Officer and Group VP of IT & Operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,”  “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:

•                  The uncertainty surrounding our ability to meet the covenants under our Credit Agreement in future periods and to obtain alternative financing for our future capital needs;

•                  Infrastructure failures;

•                  Our exposure to inventory risks;

•                  Changes in our management team, including our former Chief Executive Officer who resigned February 15, 2006;

•                  Material weaknesses in our internal control over financial reporting;

•                  Continuing net losses, if we fail to align costs with our sales levels;

•                  Our reliance on a small number of large transactions for significant portions of our sales and gross margins;

•                  Our ability to shift our business model from a reseller of products to a high-end solutions provider;

•                  Potential additional expenses to comply with the changing regulations of corporate governance and public disclosure;

•                  Our ability to attract and retain talented employees;

•                  Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast;

•                  Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness;

•                  Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business;

•                  Competition and loss of market share;

•                  Our qualifications as a small business for new contract awards; and

•                  Changes in Federal government fiscal spending.

For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. We undertake no obligation to revise or update any forward-looking statements for any reason.

Restatement

As more fully described in Note 2 of our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q, we restated our condensed consolidated Balance Sheet and Statement of Operations for the quarter ended March 31, 2005 to correct the timing of revenue recognition and associated cost of sales related to the delivery of products directly from our suppliers to our customers. All accounting information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatement.

Overview

GTSI has more than 20 years of experience in selling IT products and solutions primarily to U.S. Federal Government customers. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio and wide variety of vendors.

The vast majority of the IT solutions we offer to our customers have a strong product component, and many are entirely product-based. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Panasonic, HP, Cisco and Sun Microsystems. In our traditional reseller capacity, we provide government with products for workgroup computing, such as workstations and desktops; mobility computing and communications, such as wireless-equipped notebooks and PDAs; core computing, such as servers, high-end computing, and storage systems; networking products; and a wide range of peripherals.

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

To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of financial services capable of managing the entire technology lifecycle. We offer leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expenditures. This model is in high demand from our customers, and we believe it represents a distinctive advantage. We expect to continue to expand our sales from leasing arrangements for IT products and solutions in 2006.

As discussed in more detail throughout our MD&A for the three months ended March 31, 2006 compared to March 31, 2005:

•                  Total Sales declined $10.8 million;

•                  Gross Margin as a percentage of sales decreased 80 basis points;

•                  Net Loss for the three months ended March 31, 2006 was $13.0 million, predominantly related to lower Sales and increased Selling, General & Administrative expenses of $1.4 million; and

•                  Our balance sheet remains solid, with no long-term debt.

We are looking forward to significant improvements in operational and financial performance through a combination of additional sales and improved margin percentages. We have put in place a multi-element plan to move the business from lower margin product sales to higher margin solutions sales. In the first element of our plan, we identified and exited failing or non-strategic activities, including two reductions in workforce totaling over 100 full time positions and realigning functions throughout GTSI to increase margin improvement through cost reductions. In the second and third elements of our plan, which will progress throughout 2006, we will work to improve execution of the current business and deliver high value solutions. We believe there are significant opportunities to increase our relatively low market share within the government IT market as we pursue a distinctive business model combining the concepts of a value added provider of complex IT solutions with a traditional reseller.

Critical Accounting Estimates and Policies

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, valuation of inventory, capitalized internal use software and accounts payable. For more information on critical accounting estimates and policies see the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) as of January 1, 2006 and as a result, we changed the accounting for our stock option plans from the intrinsic value method, used prior to 2006, to the fair value method as required by FAS 123R. We adopted FAS 123R using the modified prospective transition method. As a result of the adoption, our stock-based compensation expense increased $0.2 million during the three months ended March 31, 2006, which was recorded as Selling, General & Administrative expenses on our condensed consolidated Statement of Operations. In accordance with the modified-prospective-transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

We expect that the adoption of FAS 123R will result in additional expenses, as compared to 2005, of approximately $0.7 million for the unvested stock options outstanding at December 31, 2005. We are unable to predict the ultimate impact to our operations, as it will depend on the level of share-based awards in 2006 and thereafter, and the actual rate of forfeitures, as compared to our estimate of forfeitures.

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated Statement of Operations. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility, expected term, risk free interest rates, and actual and projected employee stock option exercise behaviors.

We analyzed our historical volatility to estimate the expected volatility, consistent with FAS 123R. The risk-free interest rate assumption is the five-year U.S. Treasury rates at the date of grant. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.

As stock-based compensation expense recognized in the condensed consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $1.6 million, which will be recognized over a period of 4.1 years.

During the year ended December 31, 2005, the Company’s Board of Directors approved the acceleration of the vesting of unvested stock options with an exercise price higher than $8.09, the market value on the date of the acceleration, previously awarded to employees, officers and directors under GTSI’s stock option plans. This action affected unvested options to purchase an aggregate of 515 thousand shares of common stock at exercise prices per share between $8.23 and $13.67. The vesting of these options was accelerated to avoid recognizing compensation expense in future financial statements upon the adoption of FAS 123R.

Historical Results of Operations

The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three months ended
	March 31.
	2006	2005

Sales	100.0%	100.0%
Cost of sales	89.3	88.5
Gross margin	10.7	11.5
Selling, general & administrative expenses	19.8	17.6
Loss from operations	(9.1)	(6.1)
Interest and other income, net	0.4	0.4
Loss before income taxes	(8.7)	(5.7)
Income tax benefit	—	2.3
Net loss	(8.7)%	(3.4)%

The following tables indicate, for the periods indicated (dollars in millions), the approximate sales by type and vendor along with related percentages of total sales.

Sales by Type	Three months ended March 31,
	2006		2005
Hardware, net of reserves	$107.4	71.7%	$128.7	80.1%
Software	22.6	15.1	21.4	13.3
Resold third-party service products	13.1	8.7	7.3	4.5
Services	6.7	4.5	3.3	2.1
Total	$149.8	100.0%	$160.7	100.0%

Sales by Vendor	Three months ended March 31,
	2006		2005
Panasonic	$33.5	22.4%	$39.5	24.6%
Cisco	24.7	16.5	17.0	10.6
HP	16.2	10.8	19.1	11.9
Sun Microsystems	10.9	7.3	18.4	11.5
Network Appliance	3.6	2.4	3.5	2.2
Other, net of reserves	60.9	40.6	63.2	39.2
Total	$149.8	100.0%	$160.7	100.0%

Three Months Ended March 31, 2006 Compared With the Three Months Ended March 31, 2005

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns. Sales for the first quarter of 2006 declined $10.8 million, or 6.7%, compared to the same period in 2005. Reasons for the sales declines are consistent with the trends we experienced during the latter part of 2005 and include weak performance associated with certain sales teams and vendor lines resulting in decreased bookings during the fourth quarter of 2005. Sales to certain government agencies and of vendor product lines were below previous periods, and we have taken steps to align the resources in the organization with the margin potential. Our sales were weaker than we expected, due to a $4.6 million higher backlog as of March 31, 2006 than as of December 31, 2005.

An analysis of sales by type indicates all categories increased quarter over quarter except for hardware sales, which decreased $21.3 million. Resold third-party service products increased $5.8 million, services increased $3.4 million, and sales of software increased $1.2 million during the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Services revenue during the three months ended March 31, 2006 more than doubled to $6.7 million and exceeded budget for the quarter with improvements in revenue and gross margin. These results are consistent with our plans to increasingly become a high-end solutions provider.

Management intends to increase sales under lease agreements 50% during the year ending December 31, 2006. We achieved record Sales with our U.S. Communities contract, which was renewed in April 2006 for an additional two years. As a result, management expects our sales to state and local governments to continue to increase as a percentage of our total sales.

Other than sales of Cisco, our sales from our other top four vendors declined quarter over quarter. Our $10.8 million decrease in sales mainly comprised a $7.5 million, or 40.8%, decrease in Sun Microsystems sales and a $6.0 million, or 15.2%, decrease in sales of our top vendor, Panasonic. In addition, sales from Other vendors, net of reserves, decreased $2.3 million quarter over quarter. These declines were partially offset by the $7.7 million increase in Cisco during the three months ended March 31, 2006. Although sales remained relatively consistent for the first quarter of 2006 and 2005, Network Appliance became one of our top five vendors for the first time this quarter, exceeding sales of Dell and Microsoft. We believe total Sales for the three months ending June 30, 2006 will be comparable to those recognized in the same period in 2005.

Backlog

We recognize an order as backlog when we receive and accept a written customer purchase order. Our total backlog includes orders that have not shipped (“unshipped backlog”) as well as orders that have shipped but cannot be recognized as sales at the period end due to our shipping terms and revenue recognition rules. Total backlog increased $4.6 million, or 3.6%, from $127.3 million at December 31, 2005 to $131.9 million at March 31, 2006 primarily due to the unshipped backlog increased of $3.0 million to $129.0 million at March 31, 2006, compared to $126.0 million at December 31, 2005. Backlog fluctuates significantly from period to period due to the seasonality of government ordering patterns and fluctuations in inventory availability of various products.

Gross Margin

Gross Margin is Sales less Cost of Sales, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin dollars decreased $2.4 million, or 13.1%, from $18.5 million for the three-month period ended March 31, 2005 to $16.1 million for the three months ended March 31, 2006. This decrease was due to the $10.8 million decline in Sales, partially offset by the corresponding decrease in Cost of Sales of $8.4 million. The Cost of Sales decrease was related to fewer products delivered in the first quarter of 2006 and lower vendor incentive funds of $1.6 million. Gross Margin as a percentage of sales declined 0.8 of a percentage point to 10.7% in the first quarter of 2006 from 11.5% in the first quarter of 2005. This decline was due to the 38.1% decline in vendor incentive funds which are recorded as a reduction of Cost of Sales. Vendor incentive funds declined due to decreased sales period over period and changes in vendor incentive fund programs. Gross margin percentages vary over time and may change significantly depending on our customers’ use of available contract vehicles and the mix of products sold. We expect to increase our gross margin as a percentage of sales as we increase the services content of our orders and selectively bid on contracts with higher engineering and services content.

Selling, General & Administrative Expenses

During the three months ended March 31, 2006, Selling, General & Administrative (“SG&A”) expenses increased $1.4 million, or 5.0%, from the same period in 2005. This increase is primarily due to a $1.2 million severance expense under the terms of the transition agreement with our former CEO. In addition, commission expense increased $0.6 million, despite the $10.8 million decrease in Sales, due to increased compensation to our sales professionals under the 2006 Commission Plan. SG&A expenses increased $0.3 million for stock-based compensation for our restricted stock awards and for stock options upon the adoption of FAS 123R. During the three months ended March 31, 2005, we did not record any stock-based compensation, as we previously accounted for stock options based on the intrinsic value method and we did not grant restricted stock until the second quarter of 2005. Incentive expense increased $0.6 million and bad debt expense increased $0.4 million during the first quarter of 2006 over the same period of last year. The increase in incentive expense related to the accrual for bonuses to our executive officers and other eligible employees in an effort to promote retention and performance in 2006 and beyond. SG&A expense increased $0.3 million due to additional depreciation.

These increases were offset by decreases of $0.9 million of training and $0.2 million, or 1.5%, of salary expenses as a result of the reduction in workforce in October 2005. Training expense was higher during the three months ended March 31, 2005 due to preparation for the implementation of GEMS in April 2005. Expressed as a percentage of total sales, SG&A expenses increased from 17.6% during the three months ended March 31, 2005 to 19.8% for the same period of the current year. Management is committed to reducing our expenses to match our sales and gross margin forecasts. We plan to reduce SG&A expense as a percentage of sales by approximately 8% by the end of 2006.

Interest and Other Income, Net

Interest and Other Income net of interest and other expense, decreased 14.5%, during the three months ended March 31, 2006 compared to the same period in 2005. Interest and Other Income increased $0.4 million due mainly to increased lease-related interest as a result of higher lease arrangement sales. This increase was offset by a $0.6 million increase in Interest and Other Expense due to increased fees, higher borrowings, and a higher interest rate under our Credit Agreement. Management anticipates our lease sales and the related interest income will increase over the next few years as our government customers use lease arrangements to acquire access to technology as an evenly distributed operating expense, instead of discontinuous capital expenditures.

Income Taxes

Our Income Tax Benefit was $3.6 million for the three months ended March 31, 2005, at an effective tax rate of 38.7%. As a result of our full valuation allowance on our deferred tax assets, we did not report any income tax benefit during the three months ended March 31, 2006, despite our $13.0 million Loss Before Income Taxes.

Seasonal Fluctuations

Historically in excess of 95% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers. These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year have traditionally been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year. As a result, GTSI has historically shown a net loss for the period ended March 31.

Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers. The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.

Liquidity and Capital Resources

Cash flows for the three months ended March 31,

(in millions)	2006	2005	Increase (Decrease)
Cash provided by operating activities	$50.9	$25.6	$25.3
Cash used in investing activities	$(0.6)	$(1.2)	$(0.6)
Cash used in financing activities	$(47.8)	$(0.8)	$46.9

During the three months ended March 31, 2006, our cash balance increased $2.5 million from our 2005 fiscal year end balance, while we reduced our debt. GTSI’s current assets are $104.0 million less as of March 31, 2006 when compared to our prior fiscal balance. This decline is mainly due to decreased Accounts Receivable of $73.6 million as a result of our increased collections efforts during the first quarter. In addition, we reduced our Inventory on hand by $29.7 million to mitigate our inventory risk by maintaining less inventory on hand and more effectively manage our cash flows.

During the three months ended March 31, 2006 and 2005 we made capital expenditures of $0.6 million and $1.2 million, respectively, primarily for consulting costs associated with the preparation for a future release of GEMS and the implementation of GEMS in April 2005, respectively. This resulted in a decrease in cash used in investing activities of 45.6% during the three months ended March 31, 2006 from the same period of the prior year.

During the first quarter of 2006, we were able to fully pay our Borrowings Under our Credit Facility. Cash used in financing activities increased $46.9 million quarter over quarter, predominantly due to the higher outstanding balance under the Credit Facility as of December 31, 2005 as compared to December 31, 2004.

Credit Facility

As of December 31, 2005, GTSI had a $135 million revolving credit facility with a group of lenders, (the “Credit Facility”). As of January 31, 2006, we defaulted on three financial covenants under the Credit Facility and our lenders requested the execution of an agreement to temporarily forbear them from enforcing their rights and remedies as a result of the events of default. During the three months ended March 31, 2006, a forbearance agreement (the “Credit Agreement”) was executed between GTSI and our lenders. Under the terms of the Credit Agreement, the lenders agreed to forbear from exercising their rights and remedies against GTSI in respect of certain existing defaults under the Credit Facility and to continue to advance funds to us until May 31, 2006, unless we are in breach of the Credit Agreement at an earlier date. As required by the Credit Agreement, we paid a $225 thousand fee to our lenders. Under the Credit Agreement the size of the Credit Facility was decreased to $75 million and the interest rate was increased to LIBOR plus 3.0% per annum. As of March 31, 2006, we had available credit of $34.9 million under the Credit Agreement.

As of March 31, 2006, GTSI was not in compliance with the minimum financial net worth financial covenant in the Credit Agreement. In addition, on April 3, 2006, GTSI defaulted on another covenant under the Credit Agreement when we received a staff determination letter from the NASDAQ National Market stating that because we had not filed our Annual Report on Form 10-K for 2005 with the SEC, our common stock was subject to delisting from the NASDAQ National Market. Upon the filing of GTSI’s Form 10-K for 2005 on April 12, 2006, NASDAQ issued a letter stating we were in compliance with the listing rules.

Capital Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $13.0 million for the three months ended March 31, 2006. Despite this fact, we were able to maintain positive cash flow from operations due to our intense collection efforts during the quarter. We anticipate that we will continue to rely primarily on operating cash flow and a replacement revolving credit facility to finance our operating cash needs. Even though GTSI has experienced a significant loss in the first quarter of 2006, we believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations, assuming we are successful at structuring a new revolving credit facility prior to the expiration of our existing Credit Agreement on May 31, 2006.

We continue to have discussions with lenders related to structuring a new revolving credit facility and on April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major U.S. banks by May 31, 2006, the expiration date of the current Credit Facility. However, if we are not able to generate positive cash flow during the remainder of the year and we continue to default on the debt covenants, our revolving Credit Agreement may be further restricted or terminated. We may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rates, to finance our working capital requirements or other strategic initiatives. If we are unable to obtain alternative financing, it would likely have a material adverse affect on our financial condition and ability to continue as a going concern.

During the three months ended March 31, 2006 our obligation under letters of credit decreased $1.8 million to $150 thousand as a result of the expiration of a letter of credit to a customer upon successful completion of a physical security project. Our contractual obligations under our operating leases as of March 31, 2006 are consistent with our year end disclosure in Item 7, MD&A “Contractual Obligations” of our 2005 Annual Report on Form 10-K. We have no commitments to purchase inventory or equipment, nor do we have any off-balance sheet arrangements.

Outlook

We are moving away from the difficulties we experienced during 2005, and our efforts are focused on creating significant value for our stockholders during 2006 and beyond. In February 2006, we separated the positions of Chairman of the Board and CEO and hired a veteran member of our Board of Directors to fill the newly created President and CEO position. Our current CEO has begun implementing a turnaround strategy for us and plans to move GTSI away from our profile as a reseller toward that of a solution provider. As part of our shift from reseller to solutions provider, GTSI is integrating commercial products with off-the-shelf software to provide tailored engineering solutions for customers.

The turnaround strategy is focused on stabilizing and improving our supply chain, developing and selling value-added solutions and integration services, and increasing sales under leasing arrangements. Management feels we have made steady progress in improving our supply chain process. Our supply chain was reorganized to report to a single organization under common leadership, to help solve some of the supply chain issues which have hindered GTSI since the GEMS implementation. We anticipate growing our systems engineering and services offerings as part of the effort to focus GTSI as a solutions provider, and we plan to focus more on providing solutions to our customers, instead of commodity products. Growth in annual sales under leasing arrangements is anticipated as our customers take increasing advantage of the ability to finance IT investments as recurring operating expenses. In addition to the priorities in the turnaround strategy, we are also focusing on driving productivity throughout the organization.

While we are forecasting sales for the second quarter of 2006 to be consistent with sales during the same period of the prior year, we expect increases in total sales for 2006 as a result of improvements to our operations from our stabilized IT platform, improvements in our sales processes, and additional business due to Northrop Grumman’s shutdown in March 2006 of its government IT reseller business. We experienced strong booking margin during March 2006, exceeding quota by 22%. This booking margin is expected to translate into additional gross margin during the three months ended June 30, 2006. We are working to bring our expenses more in line with our margin production. Furthermore, we anticipate high industry growth in the areas of storage, networking and physical security translating into additional sales for GTSI.

We believe we can make improvements to our operating results during the next three years.   We are aggressively tackling productivity issues, with the goal to realize significant progress in the months ahead. These productivity improvements are expected to lower SG&A expense as a percentage of sales.

In anticipation of working capital requirements in the coming months, GTSI obtained a commitment letter from a consortium of banks to negotiate a $125 million secured revolving credit facility. We are targeting to close the facility by May 31, 2006, the expiration date of our Credit Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is hereby incorporated by reference to item 7A of GTSI’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in our market risk from that disclosed in our Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

During management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, we identified three material weaknesses, which are described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005. We are currently addressing these weaknesses through a number of initiatives as described below.

With respect to the material weakness relating to our finance and accounting staffing, during the three months ended March 31, 2006 funding was approved to increase the number of employees in the

Accounting Department nearly 50% and we are conducting active searches for the newly created positions as well as existing openings. We hired employees for two of the three key open accounting management positions and used external resources to supplement our revenue recognition, accounting for lease transactions and general ledger accounting functions. We plan to continue to use external consultants until the hiring and training of permanent staff is completed. Furthermore, the Financial Planning and Analysis Group was separated from the Accounting Department, with each group now reporting directly to the CFO. A new Corporate Controller was hired in April 2006 to oversee the Accounting Department.

We implemented new procedures for the recording of discrepancy inventory and customer sales returns in response to the material weakness relating to our financial close and reporting process. In addition, for all areas in which we recorded post-closing adjustments as of December 31, 2005, we have examined the accounting as of March 31, 2006 and recorded similar closing adjustments when appropriate. Subsequent to March 31, 2006, requests for proposal were submitted to several firms for the outsourcing of designing revised and improved accounting policies and procedures.

With respect to the material weakness relating to our customer order fulfillment process, we prepared an analysis similar to the analyses performed for the interim periods during the year ended December 31, 2005, in order to record Sales and the related Cost of Sales in the proper period. In addition, our new CEO brought the IT, Customer Service, Distribution, Order Management and Purchasing Departments under common leadership to help solve some of the supply chain issues which have hindered GTSI since the GEMS implementation. Additional resources have been brought into the various groups, processes are being systematically tracked, training initiatives are underway and performance metrics are being developed and reported.

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As of January 31, 2006, the Company was not in compliance with three of its financial covenants under its Credit Facility: (i) maximum funded indebtedness to EBITDA, (ii) minimum EBIT to net sales, and (iii) minimum tangible net worth. As a result, a forbearance agreement (the “Credit Agreement”) was executed to temporarily forbear the lenders from enforcing their rights under the Credit Facility and to continue to advance funds to the Company until May 31, 2006, unless the Company is in breach of the Credit Agreement at an earlier date.

As of February 28, 2006 and March 31, 2006, GTSI was not in compliance with certain financial covenants in the Credit Agreement. In addition, on April 3, 2006, GTSI defaulted on another covenant under the Credit Agreement when the Company received a staff determination letter from the NASDAQ National market stating that, because GTSI had not filed its Annual Report on Form 10-K for 2005 with the SEC, GTSI’s common stock was subject to delisting from NASDAQ. Upon the filing of GTSI’s Form 10-K for 2005 on April 12, 2006, NASDAQ issued a letter stating we were in compliance with the listing rules.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 9, 2006 on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

/s/ JAMES J. LETO
James J. Leto
President and Chief Executive Officer

/s/ THOMAS A. MUTRYN
Thomas A. Mutryn
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)