Form 10-K/A
period 2005-12-31
GTSI CORP
filed 2006-12-22
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number:   0-19394

GTSI Corp.
(Exact name of registrant as specified in its charter)

Delaware	54—1248422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3901 Stonecroft Boulevard, Chantilly, VA	20151-1010
(Address of principal executive offices)	(Zip Code)

703-502-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:   Common Stock, par value $0.005 per share

Securities registered pursuant to section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.             YES  ☐         NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            YES  ☐         NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES  ☐         NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            YES  ☐         NO  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2005 was $76,211,149.

The number of shares outstanding of the registrant’s common stock on February 28, 2006 was 9,362,846

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K/A are incorporated by reference to GTSI’s proxy statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders held on May 9, 2006.

EXPLANATORY NOTE

This Amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 of GTSI Corp. (“GTSI” or the “Company”) is being filed to restate the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and its statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004, and 2003.   Included in this Form 10-K/A is quarterly financial information within Note 17 to the Consolidated Financial Statements, which amends the quarterly financial information previously filed by the Company with respect to the quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004, September 30, 2005 and 2004 and December 31, 2005 and 2004. The Company does not intend to amend the related Forms 10-Q for these periods.

The information contained in this Amendment, including the financial statements and notes thereto, amends only Items 1, 1A, 6, 7, 8 and 9A of our originally filed Annual Report on Form 10-K for the year ended December 31, 2005. This Amendment does not reflect events occurring after the original filing date of April 12, 2006, or modify or update those disclosures that may have been affected by subsequent events.

During the second half of 2006, the Company concluded that previously reported financial statement information for the periods discussed above required restatement to correct the accounting for: i) the transfer of certain receivables to third parties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,  (“FAS 140”), ii) overstatement of accounts payable and the related cost of sales, and iii) the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements. Following the restatement, income on certain transferred receivables is being recognized over the term of the respective lease agreements, rather than at the time of transfer, along with the related interest expense on financed lease debt. In addition, the transferred receivables, together with related liabilities, are reported in the Company’s balance sheets following the restatement.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) relating to our operations that are based on our current expectations, estimates and projections. Words such as “expect,” “believe,” “anticipate,” “plan,” “intend” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from what is expressed or projected in these forward-looking statements. The reasons for this include the factors discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K/A. We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

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

We sell to departments and agencies of the U.S. Federal Government, as well as state and local governments, and prime contractors. Our total sales were $882.0 million, $1.1 billion and $951.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. We offer a competitive mix of logistical and procurement support to our customers. The approximate percentage of our sales by customer type for the years ended December 31 was:

	2005	2004	2003
U.S. Federal Government	71%	75%	80%
Prime Contractors	21	20	17
State and Local Governments	8	5	3
Total	100%	100%	100%

Additional information related to net (loss) income, total assets, significant customers and long-lived assets is provided in the consolidated financial statements and in Note 15 of the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

Both our distribution and integration operations are ISO 9001:2000 certified.

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

Going Concern

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K/A. GTSI incurred a net loss of $13.7 million for the year ended December 31, 2005 and has not complied with certain covenants of our $135 million revolving credit facility with a group of banks (the “Credit Facility”). Our lenders have notified us that our Credit Facility will terminate on the annual renewal date of May 31, 2006. As a result, we will need a replacement credit facility to meet our capital needs for the remainder of 2006 and beyond.

In the absence of receiving a revolving credit facility, management does not believe that our existing capital resources will enable us to fund operations for the next three months. Management plans to obtain alternative financing under a revolving credit facility with new lenders prior to the expiration of our

Credit Facility. We did not include any adjustments to the consolidated financial statements included in this Form 10-K/A to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we are confident that we will continue to be a financially sound and viable business, providing quality service to our government customers, attractive employment opportunities for our employees and long-term value to our stockholders. We expect to obtain a replacement credit facility in the near future and we believe we are taking the necessary actions to improve our cash flows. We are currently undertaking the following efforts to address this uncertainty:

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

Details regarding our IDIQ contracts are as follows:

Contract Name	IDIQ Type	Contracting Agency	Expiration Date
Scientific Engineering Workstation Procurement III(a)	GWAC	NASA	July 30, 2006
Electronic Commodity Store III	GWAC	NIH(b)	Nov. 26, 2012
Maxi-Minis and Databases	MAC	Army	May 25, 2006
Information Technology Enterprise Solutions	MAC	Army	Nov. 1, 2006
Procurement of Computer Hardware and Software-2	single agency	Veterans Administration	April 3, 2007	(c)

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

Products	2005 (restated)		2004 (restated)		2003 (restated)

Hardware	$706.7	80.1%	$833.4	77.5%	$689.9	72.5%
Software	117.8	13.4	155.7	14.5	154.5	16.2
Resold third-party service products	37.2	4.2	66.6	6.2	91.2	9.6
Services	20.3	2.3	19.7	1.8	15.9	1.7
Total	$882.0	100.0%	$1,075.4	100.0%	$951.5	100.0%

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

Backlog

We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of the U.S. Federal Government ordering patterns and changes in inventory availability of various products. Our total backlog includes orders that have not shipped (“unshipped backlog”) as well as orders that have shipped but cannot be recognized as revenue at the end of the reporting period, since title passes to our customers when the orders reach the destination. Total backlog as of December 31, 2005 was $134.7 million compared to $86.8 million as of December 31, 2004. Unshipped backlog as of December 31, 2005 was approximately $126.0 million, compared to $81.5 million as of December 31, 2004.

Employees

At March 17, 2006 we had 732 employees, including 506 in sales, marketing and professional services; 40 in operations; and 186 in finance, IT, contracts and legal, and other support functions. None of our employees are represented by a labor union and we have experienced no labor-related work stoppages.

Available Information

GTSI is traded on the NASDAQ National Market under the symbol GTSI (See Item 5 of this Annual Report on Form 10-K/A). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site at www.gtsi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All of GTSI’s current required Exchange Act filings with the SEC, as well as press releases and other investor relations’ information, may be obtained free of charge by request to: Investor Relations, GTSI Corp., 3901 Stonecroft Boulevard, Chantilly, VA 20151-1010. Telephone (703) 502-2540.

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

In February 2006, we received a notice of default from our lenders of certain covenants under our Credit Facility.  As of January 31, 2006 we defaulted on the following financial covenants under the Credit Facility: (i) maximum funded indebtedness to EBITDA, (ii) minimum EBIT to net sales, and (iii) minimum tangible net worth.  Our lenders requested the execution of an agreement to temporarily forbear them from enforcing their rights and remedies as a result of the events of default. On April 3, 2006, we defaulted on another covenant under the Credit Agreement when we received a staff determination letter from The NASDAQ National Market stating that because we had not filed our Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market.  We have requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel.  While there is no assurance, we expect to avoid delisting of our common stock from The NASDAQ National Market by the filing of this Form 10-K.  A forbearance agreement (“Credit Agreement”), effective February 28, 2006, was executed between GTSI and our lenders on March 10, 2006.

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

Infrastructure failures could have a material adverse effect on our business.

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

In our preparation of the consolidated financial statements for the year ended December 31, 2005, management identified three material weaknesses in our internal control over financial reporting that existed as of December 31, 2005, which resulted in errors in our 2005 financial statements and required a restatement of our consolidated financial statements for the first three quarters of 2005. Additional errors were discovered subsequent to the filing of our Annual Report on Form 10-K, which resulted in the restatement of our consolidated financial statements for 2005, 2004 and 2003 contained in this Annual Report on Form 10-K/A. As a result, management identified two additional material weaknesses that existed as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Managements’ Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K/A for a description of these material weaknesses.

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

On April 3, 2006, we received a staff determination letter from The NASDAQ National Market stating that because GTSI has not filed its Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market.  GTSI has requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel.  While there is no assurance, we expect to avoid delisting of its common stock from The NASDAQ National Market by the filing of our Form 10-K for 2005 with the SEC before delisting would otherwise take effect.

In addition, our remediation of certain material weaknesses in our internal controls over financial reporting will require extensive time consuming manual processing, which may, in the future, delay completion of our quarterly unaudited consolidated financial statements. This may prevent us from timely filing our reports under the Exchange Act, which would also be a violation of NASDAQ Marketplace Rule 4310(c)(14), and would subject us to potential delisting in the future. If our common stock were to be delisted as a result of our failure to timely file a future quarterly report on Form 10-Q, the ability of our investors to buy and sell shares could be materially impaired which could negatively impact our stock price.

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

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern and has included that conclusion in its audit report  on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K/A.  Ernst & Young LLP’s conclusion is based on our net loss of $13.7 million, the use of $109.5 million of cash in operating activities for the year ended December 31, 2005, and the current status of our Credit Facility. Our lenders have notified us that our Credit Facility will terminate on the annual renewal date of May 31, 2006. As a result, we will need a replacement credit facility to meet our working capital needs for the remainder of 2006 and beyond. On April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility.  No assurance can be given that we will be successful in obtaining any such financing on acceptable terms, if at all.

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

Our goal is to evolve our business from one which resells commodity IT products to one which provides value-added solutions to our government customers.  A number of risks are inherent in this strategy.  We may not be able to successfully transform our workforce into one which has the technical skills to provide more complex technology to customers.  Services and solutions require different internal accounting, tracking, and project management procedures, and there is no assurance we will be able to develop and implement those necessary procedures.  We will be competing against organizations which have greater experience and past performance in selling solutions to government customers. We will need to secure additional government contracts which provide for us to sell service-only solutions, and those contracts are highly competed.  We also will need to develop certain internal technical capabilities to identify, develop, market and sell more complex solutions, and there is no assurance we will be successful in these endeavors.

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

Our success depends in large part on the continued services of our management and key employees. The loss of the services of key personnel could have a material adverse impact on our operations. Our future success will also depend on our ability to attract and retain highly skilled personnel, including finance and accounting staff, to replace personnel who leave. In addition to the low unemployment rate in the Washington, DC metropolitan area, competition for experienced management, finance professionals, and technical, sales and support personnel in the IT industry is substantial. During the year ended December 31, 2005, our annual voluntary turnover rate for total staff was approximately 30%. Coupled with our reductions in force and other involuntary terminations, turnover exceeded 40% during 2005. If we continue to experience the loss of a significant number of our employees in the future, it could adversely affect our operating results, including our ability to obtain and successfully complete customer engagements or effectively compete.  To attract and retain employees, we may have to increase our compensation levels or incur higher recruiting costs in the future. This would adversely affect our financial performance.

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

Our sales are highly dependent on the government’s demand for IT products. Direct and indirect sales to numerous agencies and departments of the U.S. Federal Government accounted for 92%, 95% and 97% of our sales in 2005, 2004 and 2003, respectively. We believe that U.S. Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business. A material decline in overall sales to the U.S. Federal Government as a whole, or to certain key agencies thereof, could have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with U.S. Federal Government agencies are:

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

As a result of our workforce realignment activities taken in 2006, we currently have facilities in excess of our needs. In 2006 we plan to consolidate our office locations and sublease one facility. We believe the facilities we are retaining are in good condition and suitable to meet our current needs for the conduct of our business. For additional information regarding our obligations under leases, see Note 14 of the consolidated financial statements in Part II, Item 8 of this Form 10-K/A.

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

Price Range of Common Stock

GTSI’s common stock is traded on the NASDAQ National Market under the symbol GTSI. On April 3, 2006, we received a staff determination letter from the NASDAQ National Market stating that because GTSI has not filed the 2005 Annual Report on Form 10-K with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market.  GTSI has requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel.  While there is no assurance, we expect to avoid delisting of our common stock from the NASDAQ National Market by the filing this Form 10-K with the SEC.

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

GTSI’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038; telephone 1-866-668-6550.

Dividends

The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future.  GTSI’s Credit Facility discussed under Part II, Item 8, Note 9 to the consolidated financial statements of this Annual Report on Form 10-K/A prohibits the payment of dividends.

Issuer Purchases of Equity Securities

GTSI made the following purchases of its common stock during the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 to October 31, 2005	99,800	$7.52	99,800
November 1 to November 30, 2005	79,600	$8.21	79,600
December 1 to December 31, 2005	56,400	$8.50	56,400
Total - Three Months Ended December 31, 2005	235,800	$7.99	235,800	$5,126,176

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

*Represents shares issuable under options granted from time to time to persons not previously employed by the Company, as an inducement essential to such persons entering into employment agreements with the Company.

For a description of the other material features of the Company’s equity compensation plans, see Note 10 of the notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A.

ITEM 6.           SELECTED FINANCIAL DATA

As more fully described in Note 3 of the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K/A, the previously issued financial information contained herein for the years ended December 31, 2005, 2004 and 2003 have been restated to correct the accounting for the transfer of certain receivables, overstatement of accounts payable and related cost of sales, and the recording of other accounting adjustments appropriate for the fair presentation of the financial statements.

The following selected consolidated financial data, which has been restated as noted above, is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data set forth below for the three years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 has been derived from GTSI’s audited consolidated financial statements which are included in Part II, Item 8 of this Annual Report on Form 10-K/A. The balance sheet data as of December 31, 2003 is derived from audited consolidated financial statements of GTSI, as restated, and not included herein. The selected consolidated financial data for the years ended December 31, 2002 and 2001 was derived from GTSI’s audited consolidated financial statements.

Our (loss) income from operations, net (loss) income and (loss) earnings per share for the years ended December 31, 2005 and 2004 were materially affected by certain items, which affects the comparability of the information presented with other years’ results. Cost of sales for the year ended December 31, 2005 included the positive effects of a change in estimate of vendor payable amounts of $1.6 million which was offset by a $5.6 million charge recorded in cost of sales to write-down inventory to its market value as discussed in Note 7 to the consolidated financial statements. In addition, cost of sales for the year ended December 31, 2004 included the positive effects of the derecognition of aged accrued payables of $10.1 million and a change in estimate of vendor payable amounts of $2.5 million as discussed in Note 1 to the consolidated financial statements. This resulted in an increase of $12.6 million to gross margin and income from operations for the year ended December 31, 2004. As a result of these items, loss from operations for the year ended December 31, 2005 was $4.0 million lower and income from operations for the year ended December 31, 2004 was $12.1 million higher. All notes referenced are in Item 8 of this Annual Report on Form 10-K/A.

Statement of Operations Data:	For the years ended December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)
Sales	$882,012	$1,075,437	$951,511	$934,730	$783,496
Cost of sales	782,210	953,345	853,354	857,105	718,370
Gross margin	99,802	122,092	98,157	77,625	65,126
Operating expenses:
Selling, general and administrative	115,121	106,993	86,332	62,956	57,002
Depreciation and amortization	4,250	3,022	2,874	3,543	4,407
Impairment charge	981	—	5,972	—	—
Total operating expenses	120,352	110,015	95,178	66,499	61,409
(Loss) income from operations	(20,550)	12,077	2,979	11,126	3,717
Interest and other income, net	3,651	4,916	2,937	4,520	3,707
(Loss) income before income taxes	(16,899)	16,993	5,916	15,646	7,424
Income tax benefit (provision)	3,226	(6,858)	(2,598)	(6,113)	(2,938)
Net (loss) income	$(13,673)	$10,135	$3,318	$9,533	$4,486
(Loss) earnings per common share
Basic	$(1.49)	$1.17	$0.40	$1.15	$0.55
Diluted	$(1.49)	$1.05	$0.36	$1.04	$0.50
Weighted average common shares outstanding
Basic	9,166	8,664	8,343	8,302	8,144
Diluted	9,166	9,618	9,308	9,156	9,049

Balance Sheet Data:	As of December 31,
(in thousands)	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)
Working capital	$60,208	$79,014	$65,306	$62,836	$34,968
Total assets	$345,907	$313,908	$279,487	$224,918	$252,452
Borrowings under credit facility	$48,014	$1,168	$12,813	$7,539	$20,186
Long-term liabilities	$19,072	$13,099	$5,606	$1,640	$2,403
Total liabilities	$267,740	$221,493	$201,135	$149,427	$189,387
Stockholders’ equity	$78,167	$92,415	$78,352	$75,491	$63,065

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our audited consolidated financial statements and notes included in Part II, Item 8 of this Annual Report on Form 10-K/A. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future period. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.

Restatement

During the second half of 2006, management concluded that GTSI’s financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to correct the accounting for the transfer of receivables, the overstatement of accounts payable and related cost of sales, and the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements. As a result of the corrections of these errors, we restated our financial statements as described more fully in Note 3 of the consolidated financial statements in this Form 10-K/A. Following the restatement, income on certain transferred receivables is being recognized over the term of the respective lease agreements, along with interest expense on financed lease debt. These restatements resulted in a decrease to net loss of $2.3 million, a decrease to net income of $0.1 million and an increase to net income of $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Loss per share for the year ended December 31, 2005 decreased by $0.25. Basic and diluted earnings per share for the year ended December 31, 2004 decreased by $0.01 and $0.04, respectively. Basic and diluted earnings per share for the year ended December 31, 2003 increased by $0.02 and $0.01, respectively. In addition, the transferred receivables together with related liabilities are reported in GTSI’s balance sheets following the restatement. These restatement entries resulted in an increase of $39.3 million and $17.5 million in total assets as of December 31, 2005 and 2004, respectively and total liabilities increased $35.8 million as of December 31, 2005 and $17.2 million as of December 31, 2004. Additionally, the restatement entries affected the Statement of Cash Flows by moving an equal amount of cash flows from operations to cash flows from financing activities, resulting in a reclassification of $68.8 million and $30.0 million for the years ended December 31, 2005 and 2004, respectively. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated to reflect the effect of these restatements.

Included in this Form 10-K/A is quarterly financial information within Note 17 to the Consolidated Financial Statements, which amends the quarterly reports on Form 10-Q, previously filed by the Company with respect to the quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004, September 30, 2005 and 2004 and December 31, 2005 and 2004.

Going Concern

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included that conclusion in its audit report on our consolidated financial statements for the year ended December 31, 2005 included in this Annual Report on Form 10-K/A. We incurred a net loss of $13.7 million and used $109.5 million in cash for operating activities for the year ended December 31, 2005.  In addition, we have not complied with certain covenants of our Credit Facility as of January 31, 2006. A breach of any of the covenants or restrictions contained in the Credit Facility would result in an event of default.  Such a default could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable.  If any of these events occur, there is no assurance that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligations. Our lenders have notified us that our Credit Facility will terminate on the annual renewal date of May 31, 2006.  As a result, we will need a replacement credit facility to meet our capital needs for the remainder of 2006 and beyond.

In the absence of receiving a credit facility, management does not believe that our existing capital resources will enable us to fund operations for the next three months. Management plans to obtain alternative financing under a revolving credit facility with new lenders prior to the expiration of our Credit Facility. We did not include any adjustments to the consolidated financial statements included in this Form 10-K/A to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we are confident that we will continue to be a financially sound and viable business, providing quality service to our government customers, attractive employment opportunities for our employees and long-term value to our stockholders.  We expect to obtain a replacement credit facility in the near future and we are taking the necessary actions to improve our cash flows. We are currently undertaking the following efforts to address this uncertainty:

•                  On April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility;

•                  We are working to strengthen the core operating processes of the supply chain and improve productivity;

•                  We have concerted efforts underway to improve working capital by collecting aged receivables, increasing the amount of partial billings and invoicing customers as soon as allowed; and

•                  We initiated significant reductions in workforce in October 2005 and February 2006 to reduce our costs, eliminating over 100 full time positions.

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

During 2005, we focused on application areas in which our government customers have consistently demonstrated the greatest immediate strategic interest, and which provide us with the greatest opportunity for sustained return on investment.  Our primary solution attention is being directed toward IT consolidation, disaster recovery and backup, e-mail management, and visual communication support for remote workers and distributed offices, including collaboration, presentation, and broadcast systems.

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

•                  Our sales decreased approximately $193.4 million, or 18.0%, from 2004 to 2005;

•                  We recorded a $5.6 million charge for inventory valuation at the lower of cost or market;

•                  Our net loss for the year ended December 31, 2005 was $13.7 million;

•                  Cash used in operations totaled $109.5 million;

•                  We recorded prior period adjustments to our previously issued 2005, 2004 and 2003 quarterly financial statements; however,

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

The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A. Accounting policies and estimates that management believes are most important to our financial condition and require management’s significant judgments and estimates pertain to revenue recognition, transfer of receivables, valuation of inventory, capitalized internal use software, accounts payable and income taxes. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.

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

When a customer order contains multiple items such as hardware, software, and services that are delivered at varying times, significant judgment is required to determine whether the delivered items can be considered separate units of accounting and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element.  We also offer lease arrangements to customers to acquire technology. These arrangements typically have terms from two to four years and are generally accounted for as sales-type leases under FAS No. 13, Accounting for Leases, (“FAS 13”).

Certain of our service and solution agreements require significant revenue recognition estimates including progress towards completion and total estimated costs to complete. Revenues on professional service contracts are generally recognized using the proportional-performance basis of accounting. For some professional services engagements the completed-performance method is used when the services to be performed in the last series of acts is so significant in relation to the entire service contract that performance is deemed not to have occurred until the final act is completed, or there are customer-specified subjective acceptance criteria.

At the time of sale, we record an estimate for product returns based on historical experience. Management reviews the assumptions regarding the lag time and volume of sales returns at least on a quarterly basis, and changes in the estimates are recorded in the period in which they occur.

Financing Receivables

We enter into complex agreements with our customers to provide IT solutions with payment terms spread over generally a two to four year period. Usually GTSI monetizes these future revenue streams into cash receipts from third party financial institutions. We have master service agreements with multiple lenders each with varying terms. These agreements, as well as the individual transaction agreements, require significant analysis to determine whether the transfer of the receivable should be accounted for as a sale or a secured borrowing with pledge of collateral based on the FAS 140 criteria that requires GTSI to effectively surrender control over the asset. The technical accounting and legal requirements involved are complex and subject to interpretation. Significant judgment is required to determine whether GTSI has effectively surrendered control over the asset. If certain criteria are met and control is surrendered, the transaction is recorded as a sale and the gain on the sale is recognized in other income. If the transfer is deemed not to meet the criteria for a sale, the transaction is reported as a secured borrowing with pledge of collateral. The collateral remains on our balance sheet and income on the transfer is recognized ratably over the term of the agreement. Differing conclusions in these statements could impact total assets, total liabilities, lease-related income, and earnings (loss) per share on our consolidated financial statements.

Management determined that certain transferred receivables previously accounted for as sales of financial assets did not meet the criteria for a sale and has restated its 2005, 2004 and 2003 financial statements to reflect the financing receivable and related financed lease debt as assets and liabilities and to recognize the income on certain financing receivables over the life of the related agreement. Following the restatement, income on certain transferred receivables is being recognized over the term of the respective lease agreements, along with interest expense on financed lease debt. As discussed further in Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K/A, this resulted in a decrease in interest and other income, net of $3.1 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively, and an increase of $0.1 million for the year ended December 31, 2003. In addition, the transferred receivables together with related liabilities are reported in GTSI’s balance sheets following the restatement. These restatement entries resulted in an increase of $39.3 million and $17.5 million in total assets as of December 31, 2005 and 2004, respectively and total liabilities increased $35.8 million as of December 31, 2005 and $17.2 million as of December 31, 2004.

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

Accounts Payable

We purchase significant amounts of inventory each year and record an estimate for inventory and the related payable when inventory is received based on the purchase orders issued as of the balance sheet date and the historic rate of purchase price variances, which is analyzed on a quarterly basis. For products shipped directly from our vendors to our customers, management makes significant estimates regarding when to record the payable for shipped goods.  Customers receive their products, thereby completing the revenue cycle and incurring GTSI’s obligation to pay the vendor the associated costs.  As invoices are received, we record adjustments for purchase price variances. Changes in our estimate of the payable balance may be caused by changes in price between the order date and the receipt date related to volume discounts, changes in market rates, or special pricing promotions offered by our vendors. During the years ended December 31, 2005 and 2004 changes in these estimates increased gross margin $1.6 million and $2.5 million, respectively.

Income Taxes

Determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We record reserves for uncertain tax positions, which management believes are adequate. We recorded a valuation allowance during 2005 against the full amount of our net deferred tax assets, because in the opinion of management, it is more likely than not that these deferred tax assets will not be realized. Our effective tax rate in a given period could be impacted if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves. See Note 12 of the consolidated financial statements in Item 8 of this Form 10-K/A.

Historical Results of Operations

The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2005	2004	2003
	(restated)	(restated)	(restated)
Sales	100.0%	100.0%	100.0%
Cost of sales	88.7	88.7	89.7
Gross margin	11.3	11.3	10.3
Operating expenses:
Selling, general and administrative	13.0	9.9	9.1
Depreciation and amortization	0.5	0.3	0.3
Impairment charge	0.1	—	0.6
Total operating expenses	13.6	10.2	10.0
(Loss) income from operations	(2.3)	1.1	0.3
Interest and other income, net	0.4	0.5	0.3
(Loss) income before taxes	(1.9)	1.6	0.6
Income tax benefit (provision)	0.3	(0.7)	(0.3)
Net (loss) income	(1.6)%	0.9%	0.3%

The following table indicates, for the years ended December 31, the approximate sales by vendor and product category along with related percentages of total sales (dollars in millions).

Sales by Vendor	2005 (restated)		2004 (restated)		2003 (restated)
Panasonic	$179.7	20.4%	$188.0	17.5%	$162.2	17.0%
Cisco	115.1	13.1	135.7	12.6	112.9	11.9
Sun Microsystems	102.7	11.6	131.8	12.3	130.1	13.7
HP	85.8	9.7	153.4	14.3	139.3	14.6
Network Appliance	30.8	3.5	13.0	1.2	6.4	0.7
Others, net of reserves	367.9	41.7	453.5	42.1	400.6	42.1
Total	$882.0	100.0%	$1,075.4	100.0%	$951.5	100.0%

Sales by Type	2005 (restated)		2004 (restated)		2003 (restated)
Hardware, net of reserves	$706.7	80.1%	$833.4	77.5%	$689.9	72.5%
Software	117.8	13.4	155.7	14.5	154.5	16.2
Resold third-party service products	37.2	4.2	66.6	6.2	91.2	9.6
Services	20.3	2.3	19.7	1.8	15.9	1.7
Total	$882.0	100.0%	$1,075.4	100.0%	$951.5	100.0%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns and credits. Sales decreased $193.4 million, or 18.0%, from $1.1 billion in 2004 to $882.0 million in 2005.  The decrease in sales is due primarily to the difficulties with the GEMS implementation during second quarter of 2005 and a decrease in GTSI’s share of government spending overall. During the second quarter of 2005, due to the implementation problems with GEMS, there were customer orders that could not be received into GEMS and our ability to ship products was also negatively affected. As a result of the problems with sales bookings, we experienced high turnover on sales teams. This caused reduced productivity throughout the third and fourth quarters, compounded by a workforce realignment in the fourth quarter that further reduced sales team personnel. An analysis of sales by type reveals year over year decreases for all types except services, most predominantly the $126.7 million decline in hardware sales to $706.7 million in 2005.

Although we offer our customers access to products from hundreds of vendors, approximately 58% of our sales in 2005 were products from our top five vendors. As detailed in the preceding table, Panasonic remains our top vendor with product sales of $179.7 million in 2005.  Network Appliance sales more than doubled from 2004 to $30.8 million to become one of our top five vendors for the first time in 2005. Our fifth largest vendor during 2004 and 2003 was Microsoft. Sales of Microsoft products totaled $27.0 million, $53.7 million, and $66.5 million during the years ended 2005, 2004 and 2003, respectively. An increasing percentage of our total sales is derived from products from our top five vendors, reflecting our focused vendor strategy implemented during 2005.

GTSI will be required to recertify our “small business” size status on our GSA Schedule Contract no later than 2007. At such time, we may not qualify as a small business. To mitigate any potential adverse affect on our sales from the loss of our small business status, GTSI has developed strategic relationships with small businesses that benefit from the small business benefits described in the Business section in Part I of this Form 10-K/A. GTSI acts as both a supplier and prime contractor to these small businesses. In addition, we further mitigate this risk by participating in the Mentor-Protégé Program offered under the SBAs 8(a) program, which is a business development initiative that helps socially and economically disadvantaged Americans gain access to economic opportunity.

Gross Margin

Gross margin decreased $22.3 million, or 18.3%, from $122.1 million in 2004 to $99.8 million in 2005. Gross margin as a percentage of sales remained consistent at 11.3% in 2005 and 2004. In 2005, a $5.6 million charge for excess and obsolete inventory negatively impacted gross margin.  In addition, gross margin was positively affected in 2005 and 2004 by $1.6 million and $2.5 million, respectively, for the change in estimate of amounts payable to vendors.  In 2004, a $10.1 million non-cash extinguishment of aged vendor liabilities positively impacted gross margin. Gross margin excluding these adjustments was 11.7% in 2005 and 10.2% in 2004.

Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses for 2005 increased $9.4 million, or 8.5% from 2004.  This increase was predominantly related to compensation and benefits expense for new employees as average headcount increased by 135 employees. In addition, on a per employee basis, average salaries increased approximately 7% year over year. Given the weak sales and margin performance during 2005, and the strains on the organization associated with the GEMS implementations, we implemented two separate reductions in our workforce, one in October 2005 and one in February 2006.  As a result of these activities, our workforce is now at comparable levels to where it had been in 2003 and the first half of 2004. SG&A expenses increased 3.1 percentage points as a percentage of sales from 2004 to 2005. These increases were partially offset by a $4.9 million decline in sales commissions corresponding to our decreased sales.

Impairment Charge

During 2005 we decided to use a web-based customer resource management (“CRM”) software instead of the CRM module of GEMS. As a result, we tested certain asset groupings within GEMS for recoverability and recorded an impairment loss of approximately $1.0 million, net of accumulated amortization, in operating expenses to write down GEMS to its fair value as required by SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, (“FAS 144”).

Interest and Other Income, Net

Interest and other income, net decreased $1.3 million, or 25.7%, from 2004 to 2005. This decrease was mainly due to increased interest expense from secured borrowings. In addition, interest expense increased from our Credit Facility borrowings due to higher interest rates and increased borrowings as a result of working capital management issues.

Income Taxes

We recorded a tax benefit of $3.2 million at an effective tax rate of 19.1% for 2005 as compared to a tax provision of $6.9 million at an effective rate of 40.4% for 2004. The decrease in our effective tax rate from 2004 to 2005 is due to a full valuation allowance on our net deferred tax assets that we recorded during the fourth quarter of 2005, and due to our loss before income taxes of $16.9 million.  As a result, our income tax benefit for 2005 solely consists of our tax refund that we will be receiving as a result of carrying back our pre-tax loss to the amounts paid in 2003 and 2004.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Sales

Sales increased $123.9 million, or 13.0%, from $951.5 million in 2003 to $1.1 billion in 2004.  An analysis of sales by product reveals our overall sales increase was due to the $143.5 million rise in hardware to $833.4 million in 2004 generated by increased sales of networking products, storage products and large server sales. This increase was partially offset by a $24.6 million decline in sales of resold third-party service products. Sales of services increased 23.9% from 2003 to 2004 to $19.7 million.

Although we offer our customers access to products from hundreds of vendors, 58.0% of our sales in 2004 were products from our top five vendors. As detailed in the preceding table, Panasonic remained our top vendor with product sales increasing $25.8 million from 2003 to 2004. Sales of Cisco and HP products also increased $22.8 million and $14.1 million, respectively, from the previous year. The increase in sales was also related to the $16.0 million decrease in backlog as of December 31, 2004 compared to 2003.

Gross Margin

Gross margin increased $23.9 million, or 24.4%, from $98.2 million in 2003 to $122.1 million in 2004. Gross margin as a percentage of sales increased from 10.3% for 2003 to 11.4% in 2004. This increase was predominantly due to the reduction in cost of sales resulting from the $10.1 million non-cash extinguishment of aged vendor liabilities.  Without the impact of this extinguishment, gross margin in 2004 would have been 10.4% as a percentage of sales.

Selling, General & Administrative Expenses

SG&A expenses for 2004 increased $20.8 million, or 23.3% from 2003.  This increase was primarily related to approximately $8.0 million in compensation and benefits expense from increased personnel and $6.1 million of additional commissions and commission accelerators on our increased sales. In addition, we incurred expenses of $2.0 million in consulting fees for our Sarbanes-Oxley (“SOX”) compliance and approximately $1.7 million for continued implementation of our ERP system.

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

Interest and Other Income, Net

Interest and other income, net increased $2.0 million, or 67.4%, from 2003 to 2004 mainly due to the $2.9 million increase in lease-related income. This increase was offset by the $0.7 million decrease in other income and the increase in interest expense of $0.2 million.

Income Taxes

We recorded a tax provision of $6.9 million for 2004, of which $3.9 million is due to the reversal of aged accrued liabilities, based on our expected annual effective tax rate of approximately 40.4%.  For 2003 we recorded a tax provision of $2.6 million at an effective rate of 43.9%. The decrease in our effective tax rate from 2003 to 2004 is due to reduced state income taxes and a reduction in permanent non-deductible items as a percentage of earnings before taxes. The main difference between our effective tax rate in 2004 and the statutory rate is state income taxes.

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

The following tables show our results of operations on a quarterly basis (unaudited).  All quarters have been restated as described more completely in Note 3 to the consolidated financial statements.  We believe that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A.  The operating results for any quarter are not necessarily indicative of the results for any future period.  This information has been included to provide additional insight into the seasonal nature of our business.

The restatements include prior period adjustments for: i) the transfer of certain receivables to third parties, ii) overstatement of accounts payable and the related cost of sales, and iii) the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements.

	2005
(in millions except per share data)	Q1 (restated)	Q2 (restated)	Q3 (restated)	Q4 (restated)	Total (restated)
Sales	$156.6	$179.1	$267.4	$278.9	$882.0
Cost of sales	139.2	160.1	231.5	251.4	782.2
Gross margin	17.4	19.0	35.9	27.5	99.8
Operating expenses	28.1	28.4	31.9	31.9	120.3
(Loss) income from operations	(10.7)	(9.4)	4.0	(4.4)	(20.5)
Interest and other income, net	0.7	0.5	0.7	1.7	3.6
(Loss) income before taxes	(10.0)	(8.9)	4.7	(2.7)	(16.9)
Income tax benefit (provision)	3.8	3.4	(1.7)	(2.3)	3.2
Net (loss) income	$(6.2)	$(5.5)	$3.0	$(5.0)	$(13.7)

Basic (loss) earnings per share	$(0.69)	$(0.60)	$0.32	$(0.53)	$(1.49)
Diluted (loss) earnings per share	$(0.69)	$(0.60)	$0.31	$(0.53)	$(1.49)

	2004
(in millions except per share data)	Q1 (restated)	Q2 (restated)	Q3 (restated)	Q4 (restated)	Total (restated)
Sales	$177.8	$240.2	$322.9	$334.5	$1,075.4
Cost of sales	159.4	218.7	276.7	298.5	953.3
Gross margin	18.4	21.5	46.2	36.0	122.1
SG&A expenses	21.7	24.6	30.3	33.4	110.0
(Loss) income from operations	(3.3)	(3.1)	15.9	2.6	12.1
Interest and other income, net	0.5	0.7	1.3	2.4	4.9
(Loss) income before taxes	(2.8)	(2.4)	17.2	5.0	17.0
Income tax benefit (provision)	1.2	1.0	(7.1)	(2.0)	(6.9)
Net (loss) income	$(1.6)	$(1.4)	$10.1	$3.0	$10.1

Basic (loss) earnings per share	$(0.19)	$(0.17)	$1.17	$0.35	$1.17
Diluted (loss) earnings per share	$(0.19)	$(0.17)	$1.10	$0.33	$1.05

The Company’s tax benefit (provision) was determined on a quarterly basis for the years ended December 31, 2005 and 2004 using the overall annual effective rate pursuant to APB No. 28, Interim Financial Reporting. GTSI’s income tax benefit in 2005 is solely due to the tax loss carryforward realized by the Company.

Liquidity and Capital Resources

Cash flows for the year ended December 31,

(in millions)	2005 (restated)	2004 (restated)	Increase/ (Decrease)
Cash used in operating activities	$(109.5)	$(2.5)	$(107.0)
Cash used in investing activities	$(3.7)	$(7.5)	$3.8
Cash provided by financing activities	$112.8	$10.2	$102.6

Cash used in operating activities for the year ended December 31, 2005 was $109.5 million, an increase of $(107.0) million from 2004.  This increase was primarily due to our net loss of $13.7 million and the increase in our financed receivables and payments of trade payables.

During 2005 we experienced significantly greater working capital needs as a result of lower sales and inefficiencies principally attributable to the implementation of GEMS in April 2005, which caused delays in billing and in the corresponding cash receipts from our customers.

Cash used in investing activities in 2005 was $3.8 million less than cash used in 2004, and consisted principally of investments in GEMS during the early portion of the year.  A much larger investment in GEMS occurred during 2004.

Cash provided by financing activities of $112.8 million during 2005 was due principally to proceeds from financed lease debt of $67.1 million and borrowings of $19.3 million under our revolving Credit Facility.  The number of customer transactions utilizing lease arrangements increased significantly between 2004 and 2005. Because it is our business model to finance most of our lease receivables we saw a corresponding increase in proceeds from financed receivables.  The proceeds from the transfer of receivables to third party financial institutions increased $47.8 million in 2005, more than tripling from 2004. We plan to continue to increase the percentage of transactions with our customers under lease arrangements; therefore, we expect our cash provided by financing activities to continue to increase. Additionally, proceeds of $3.8 million from the exercise of employee stock options and employee stock purchase plan activity were offset by borrowings of $4.9 million to purchase GTSI’s common stock.

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

As of December 31, 2005 and 2004, our interest rate under the Credit Facility was 6.1% and 4.2%, respectively.  The weighted average interest rates for the years ended December 31, 2005, 2004 and 2003 were 5.1%, 3.2% and 3.0%, respectively.

We were in compliance with all financial covenants set forth in the Credit Facility as of December 31, 2005. However, as of January 31, 2006 GTSI defaulted on the following financial covenants under the Credit Facility: (i) maximum funded indebtedness to EBITDA, (ii) minimum EBIT to net sales, and (iii) minimum tangible net worth. Our lenders requested the execution of an agreement to temporarily forbear them from enforcing their rights and remedies as a result of the events of default. Subsequent to December 31, 2005, a forbearance agreement (the “Credit Agreement”) was executed between GTSI and our lenders. See Note 16 for additional details and disclosure related to the Credit Agreement.  On April 3, 2006, we defaulted on a covenant under the Credit Agreement when we received a staff determination letter from the NASDAQ National Market stating that because we had not filed our Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market.  We have requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel.  While there is no assurance, we expect to avoid delisting of our common stock from the NASDAQ National Market by the filing of this Form 10-K.  The Company had available credit of $41.2 million as of December 31, 2005 and $59.0 million as of December 31, 2004.

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

Financed lease debt increased from $17.9 million at December 31, 2004 to $41.2 million at December 31, 2005, bearing weighted average interest rates of 6.83% and 5.89%, respectively. These secured borrowings will be funded from the financing receivables of $23.8 million and $41.6 million as of December 31, 2004 and 2005, respectively.

During 2005 and 2004, we made capital expenditures of $3.7 million and $7.5 million, respectively, principally for capitalized costs associated with the implementation of GEMS and the purchase of computer software for internal use.

Contractual Obligations

(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years
Operating Lease Obligations	$11.4	$2.9	$6.9	$1.6
Borrowings under Credit Facility	48.0	48.0	—	—
Financed lease debt	41.2	25.2	16.0	—
Total Contractual Obligations	$100.6	$76.1	$22.9	$1.6

As of December 31, 2005, we had an employment agreement with our former Chief Executive Officer and change in control agreements with an additional 15 executives and key employees which contingently obligate us to make payments of $4.1 million if the CEO is terminated or if key employees are terminated related to a change in control of GTSI.

As of December 31, 2005 GTSI was obligated under an operating lease to provide our landlord with a letter of credit in the amount of $0.2 million as a security deposit for all tenant improvements associated with the lease.  We were also obligated to provide a letter of credit in the amount of $1.75 million to guarantee our performance of all obligations under a customer contract. This letter of credit expired on February 28, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Regulations S-K, Item 303, paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) Share-Based Payment (“FAS 123R”), which requires the measurement and recognition of compensation expense for all stock based compensation payments and supersedes our current accounting under APB 25. In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, we adopted the standard as of January 1, 2006 using the modified prospective transition method. We considered the implementation guidance for FAS 123R issued by the SEC in Staff Accounting Bulletin No. 107 in the adoption of FAS 123R.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“FAS 154”) which is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a significant impact on our consolidated financial statements.

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

Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our Credit Facility. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of December 31, 2005, the effect of a 5% increase in interest rates would have resulted in additional interest expense during 2005 of $0.7 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. As of December 31, 2005 we had $55.8 million of variable rate debt subject to interest.

Included in our long-term debt are amounts related to lease transactions.  We have reported these amounts in Note 6 as long-term financed lease debt.  These amounts will amortize over the period of the lease instruments with no cash affect to the Company.  The balances of these liabilities were $16.0 million and $9.3 million at December 31, 2005 and 2004, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 8.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GTSI Corp:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTSI Corp. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 have been restated.

The accompanying financial statements have been prepared assuming that GTSI Corp. will continue as a going concern.  As more fully described in Note 2, the Company incurred a net loss of $13.7 million and used $109.5 million of cash in operating activities during the year ended December 31, 2005 and had not complied with certain covenants of bank loan agreements as of January 31, 2006. In addition, the Company’s current lending agreement expires on May 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GTSI Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2006 (except for the effects of the material weaknesses described in the eighth and ninth paragraphs of that report, as to which the date is December 21, 2006) expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of certain material weaknesses.

/S/ ERNST & YOUNG LLP

McLean, Virginia

April 10, 2006 (except for Notes 3, 5 and 6, as to which the date is December 21, 2006)

FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
GTSI CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005 (restated see Note 3)	2004 (restated see Note 3)
ASSETS
Current assets:
Cash	$27	$387
Accounts receivable, net	226,356	217,132
Inventory	56,819	59,070
Deferred costs	17,069	4,934
Other current assets	8,605	5,885
Total current assets	308,876	287,408
Depreciable assets, net	13,640	15,183
Long-term financing receivables and other assets	23,391	11,317
Total assets	$345,907	$313,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$48,014	$1,168
Accounts payable	151,995	171,809
Financed lease debt	25,187	8,645
Accrued liabilities	16,603	14,856
Deferred revenue	6,020	9,487
Accrued warranty liabilities	849	2,429
Total current liabilities	248,668	208,394
Long-term financed lease debt	15,996	9,273
Other liabilities	3,076	3,826
Total liabilities	267,740	221,493

Commitments and contingencies — See Note 14

Stockholders’ equity
Preferred stock - $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,307,606 outstanding as of December 31, 2005; and 9,806,084 issued and 8,987,643 outstanding as of December 31, 2004	49	49
Capital in excess of par value	45,104	47,047
Retained earnings	36,731	50,404
Treasury stock, 498,478 shares as of December 31, 2005 and 818,441 shares as of December 31, 2004, at cost	(3,717)	(5,085)
Total stockholders’ equity	78,167	92,415
Total liabilities and stockholders’ equity	$345,907	$313,908

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2005 (restated see Note 3)	2004 (restated see Note 3)	2003 (restated see Note 3)

SALES	$882,012	$1,075,437	$951,511

COST OF SALES	782,210	953,345	853,354

GROSS MARGIN	99,802	122,092	98,157

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	119,371	110,015	89,206

IMPAIRMENT CHARGE	981	-	5,972
TOTAL OPERATING EXPENSES	120,352	110,015	95,178

(LOSS) INCOME FROM OPERATIONS	(20,550)	12,077	2,979

INTEREST AND OTHER INCOME
Lease-related income	4,573	3,786	926
Interest and other income	1,778	2,135	2,793
Interest expense	(2,700)	(1,005)	(782)
Interest and other income, net	3,651	4,916	2,937

(LOSS) INCOME BEFORE INCOME TAXES	(16,899)	16,993	5,916

INCOME TAX BENEFIT (PROVISION)	3,226	(6,858)	(2,598)

NET (LOSS) INCOME	$(13,673)	$10,135	$3,318

(LOSS) EARNINGS PER SHARE
Basic	$(1.49)	$1.17	$0.40
Diluted	$(1.49)	$1.05	$0.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,166	8,664	8,343
Diluted	9,166	9,618	9,308

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock		Capital in			Total
	Shares Outstanding (restated see Note 3)	Amount (restated see Note 3)	Excess of Par Value (restated see Note 3)	Retained Earnings (restated see Note 3)	Treasury Stock (restated see Note 3)	Stockholders’ Equity (restated see Note 3)
Balance, December 31, 2002	8,603	$49	$44,439	$36,951	$(5,948)	$75,491
Stock options exercised	355	—	(152)	—	2,000	1,848
Employee stock purchase plan	147	—	448	—	885	1,333
Common stock purchase	(600)	—	—	—	(5,020)	(5,020)
Stock based compensation	—	—	268	—	—	268
Tax benefit of stock options exercised	—	—	1,114	—	—	1,114
Net income	—	—	—	3,318	—	3,318
Balance, December 31, 2003	8,505	49	46,117	40,269	(8,083)	78,352
Stock options exercised	398	—	(694)	—	2,470	1,776
Employee stock purchase plan	85	—	267	—	528	795
Stock based compensation	—	—	480	—	—	480
Tax benefit of stock options exercised	—	—	877	—	—	877
Net income	—	—	—	10,135	—	10,135
Balance, December 31, 2004	8,988	49	47,047	50,404	(5,085)	92,415
Stock options exercised	803	—	(2,065)	—	5,346	3,281
Employee stock purchase plan	77	—	(60)	—	554	494
Common stock purchase	(610)	—	—	—	(4,874)	(4,874)
Stock based compensation	—	—	33	—	—	33
Restricted stock issued	50	—	(189)	—	342	153
Tax benefit of stock options exercised	—	—	338	—	—	338
Net loss	—	—	—	(13,673)	—	(13,673)
Balance, December 31, 2005	9,308	$49	$45,104	$36,731	$(3,717)	$78,167

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005 (restated see Note 3)	2004 (restated see Note 3)	2003 (restated see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,673)	$10,135	$3,318
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,250	3,022	2,874
Impairment charge	981	—	5,972
Loss on disposal of property and equipment	—	—	64
Stock based compensation	186	480	—
Deferred tax provision (benefit)	(441)	4,415	(378)
Tax benefit of stock options exercised	338	877	1,114
Reversal of vendor payables	—	(10,120)	—
Changes in operating assets and liabilities:
Accounts receivable	(53,047)	(39,797)	(48,097)
Inventory	2,250	(3,083)	52
Other current assets	(15,001)	1,146	(2,713)
Other assets	(12,074)	(3,333)	(5,396)
Accounts payable	(19,813)	29,051	30,445
Other liabilities	(3,463)	4,703	8,230
Net cash used in operating activities	(109,507)	(2,504)	(4,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and capitalized software for internal use	(3,688)	(7,535)	(7,873)
Net cash used in investing activities	(3,688)	(7,535)	(7,873)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under (payments on) credit facility	46,846	(11,645)	5,274
Proceeds from financed lease debt	67,089	19,323	8,830
Common stock purchases	(4,874)	—	(5,020)
Proceeds from employee stock purchase plan	494	795	1,333
Proceeds from exercises of stock options	3,280	1,776	2,116
Net cash provided by financing activities	112,835	10,249	12,533

NET (DECREASE) INCREASE IN CASH	(360)	210	145
CASH AT BEGINNING OF YEAR	387	177	32
CASH AT END OF YEAR	$27	$387	$177

CASH PAID DURING THE YEAR FOR:
Interest	$823	$214	$299
Income taxes	$667	$2,708	$1,796

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

C.  Revenue Recognition

GTSI recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”).

When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in GTSI’s control.

Generally, the Company is able to establish fair value for all elements of the arrangement. In these instances, revenue is recognized on each element separately. However, if fair value cannot be established or if the delivered items do not have stand alone value to the customer without additional services provided, the Company recognizes revenue on the contract as a whole based on either the completed-contract or proportional-performance methods as described below.

In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company’s standard shipping terms, FOB destination, title passes upon delivery of the products to the customer. However, occasionally GTSI’s customers will request bill-and-hold transactions in situations where the customer does not have space available to receive products or for another business purpose, in which case GTSI will store the purchased equipment in its distribution center. Under SAB 104, the Company only recognizes revenue for bill-and-hold transactions when the goods are complete and ready for shipment, title and risk of loss have passed to the customer, management receives a written request from the customer for bill-and-hold treatment, and the ordered goods are physically segregated in GTSI’s warehouse from other inventory and cannot be used to fulfill other customer orders.

Revenue is recognized on service contracts using either the completed-contract or proportional-performance method depending on the terms of the service agreement.  When the amount of services to be performed in the last series of acts is so significant in relation to the entire service contract that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified subjective criteria, the completed-contract method is used. Once the last significant act has been performed, revenue is recognized. The Company uses the proportional-performance method when a service contract specifies a number of acts to be performed and the Company has the ability to produce reasonable estimates. The estimates used on these contracts are periodically updated during the term of the contract and may result in the Company’s revision of recognized sales in the period in which they are identified.

In many contracts, billing terms are agreed upon based on performance milestones such as the execution of a contract, the customer’s acceptance of the equipment and/or vendor for products, the partial or complete delivery of products and/or the completion of specified services. Payments received before delivery has occurred or services have been rendered are recorded as deferred revenue until the revenue recognition criteria are met. Deferred revenue from extended warranty contracts is recognized over the terms of the extended warranty.

The Company sells products to certain customers under sales-type lease arrangements for terms typically ranging from two to four years.  The Company accounts for its sales-type leases according to the provisions of Statement of Financial Accounting Standards (“FAS”) No. 13 Accounting for Leases, (“FAS 13”) and, accordingly, recognizes current and long-term lease receivables, net of unearned income, on the accompanying balance sheets. The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease using the effective interest method. In many cases, GTSI transfers these receivables to various unrelated financing companies and accounts for the transfers in accordance with SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125 (“FAS 140”).

The transfer of receivables in which GTSI surrenders control is accounted for as a sale. To surrender control, the assets must be isolated from the Company, the transferee has the right to pledge or exchange the receivables and GTSI must not have an agreement that entitles and obligates the Company to repurchase the receivables or the ability to unilaterally cause the holder to return specific assets. If the transfer of receivables does not meet the criteria for a sale under FAS 140, the transfer is accounted for as a secured borrowing with a pledge of collateral.  As a result, the Company has recorded certain transferred receivables and secured borrowings, within accounts receivable and long-term financing receivables, and as financed lease debt on the balance sheet.

The Company may also enter into sales arrangements with customers where the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods and services. The Company recognizes revenue from these transactions on a net basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company sells third-party services, such as maintenance contracts, and recognizes revenue on a net basis at the time of sale.

GTSI offers rights of return to its customers on the products it sells. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company records a sales return allowance based on historical trends in product return rates, when such returns became material. The allowance for future sales returns as of December 31, 2005 was $8.1 million and was recorded as a reduction of accounts receivable, net. The cost of sales of $7.3 million related to these sales were also deferred and recorded on the consolidated balance sheet as of December 31, 2005 as deferred costs.

In accordance with EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, the Company records cash received from a vendor as a reduction of inventory and a subsequent reduction in cost of sales, unless the cash is a reimbursement of a specific identifiable incremental cost or the vendor receives, or will receive, an identifiable benefit in exchange for the cash.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records freight billed to customers as sales and the related shipping costs as cost of sales.

 D.  Cash

Cash consists of all cash balances. As of December 31, 2005 and 2004 approximately $9.6 million and $17.7 million, respectively, was included in accounts payable which represented checks that were issued by the Company but had not cleared its bank accounts, which would otherwise be considered a net overdraft.

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

F.  Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal use software that has a useful life in excess of one year in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). These costs consist of payments made to third-parties and the salaries of employees working on such software development to customize it to the Company’s needs. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

G.  Long-Lived Assets

Long-lived assets, consisting primarily of furniture, equipment and capitalized internal use software costs, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“FAS 144”). Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

H.  Accounts Payable

FAS 140 states that the judicial release from an obligation results in the extinguishment of a liability. Upon the expiration of the statute of limitations in the year ended December 31, 2004, GTSI was judicially released from obligations which resulted in the Company derecognizing $10.1 million in aged accrued payables. The impact to GTSI’s financial results was a non-cash increase to gross margin of $10.1 million and an increase to net income of $6.2 million ($0.72 and $0.64 per basic and diluted share) after taxes were applied.

The Company purchases significant amounts of inventory each year and records an estimate of the payable based on the purchase orders issued as of the balance sheet date and the historic rate of purchase price variances, which is adjusted on a quarterly basis.  As invoices are received, the Company records adjustments for purchase price variances.  During the years ended December 31, 2005 and 2004, changes in management’s estimate of the amount payable for items purchased resulted in $1.6 million and $2.5 million increases in gross margin for the years ended December 31, 2005 and 2004, respectively.

I.  Stock based Compensation

The Company uses the intrinsic value method under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option plans, which are more fully described in Note 10. Generally, options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock based Compensation — Transition and Disclosure the effect on net (loss) income and (loss) earnings per share if compensation costs for the Company’s stock options had been determined based on the fair value method in accordance with SFAS

No. 123, Accounting for Stock Based Compensation, (“FAS 123”) for the years ended December 31, (in thousands, except per share data):

	2005 (restated see Note 3)	2004 (restated see Note 3)	2003 (restated see Note 3)
Net (loss) income—as reported	$(13,673)	$10,135	$3,318
Add: Stock based employee compensation cost included in net loss (income) as reported, net of related tax effects	—	—	151
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards (net of related tax effects for the years ended December 31, 2004 and 2003)	(3,772)	(2,153)	(1,355)
Net (loss) income — pro forma	$(17,445)	$7,982	$2,114

(Loss) earnings per share — as reported
Basic	$(1.49)	$1.17	$0.40
Diluted	$(1.49)	$1.05	$0.36
(Loss) earnings per share — pro forma
Basic	$(1.90)	$0.92	$0.25
Diluted	$(1.90)	$0.83	$0.23

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of the Company’s stock based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	2005	2004	2003
Expected life (in years)	4.0	4.2	4.0
Risk free interest rate	4.04%	3.48%	3.34%
Expected volatility	51.7%	62.7%	78.1%

Based on these assumptions, the average fair value of the options granted during the years ended December 31, 2005, 2004 and 2003 was $3.59, $5.84 and $6.24, respectively.  Under the Black-Scholes-Merton option pricing model, the total value of options granted in the years ended December 31, 2005, 2004 and 2003 was $1.0 million, $2.9 million and $3.9 million, respectively. The related pro forma compensation expense is amortized on a straight line basis over the term specified in each option agreement.

During the year ended December 31, 2004 the Company modified its definition of an employee in its stock option plans. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25, (“FIN 44”) the Company accounted for these modified awards as new awards to non-employees. As prescribed by FIN 44, the Company recorded stock based compensation of approximately $33 thousand and $480 thousand ($286 thousand, net of taxes) during the years ended December 31, 2005 and 2004, respectively, for stock based compensation to non-employees based on the fair value method.  No stock compensation expense to non-employees was included in net income in the year ended December 31, 2003.

J.  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“FAS 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. FAS 109 requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  A valuation allowance on the net deferred tax asset has been recorded as of December 31, 2005.

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

N.  New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment (“FAS 123R”), which requires the measurement and recognition of compensation expense for all stock based compensation payments and supersedes the Company’s current accounting under APB 25. In April 2005, the SEC adopted a new rule that amends the compliance date for FAS 123R to be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Thus, GTSI adopted the standard as of January 1, 2006 using the modified prospective transition method. GTSI considered the implementation guidance for FAS 123R issued by the SEC in Staff Accounting Bulletin No. 107 in the adoption of FAS 123R.

Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s results of operations.  The impact to net income for the year ended December 31, 2006 cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, based on the unvested stock options that were outstanding as of December 31, 2005, the Company expects to record gross stock compensation expense of approximately $900 thousand during the year ended December 31, 2006 as a result of the adoption of FAS 123R and of the modification that occurred in the year ended December 31, 2005 (see Note 10). FAS123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flow in periods after adoption.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“FAS 154”) which is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the accounting for and reporting of changes in accounting principles and error corrections by requiring retrospective application to prior period financial statements unless impracticable. This statement is effective in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to have a significant impact on its consolidated financial statements.

2. Going Concern

The Company incurred a net loss of $13.7 million and used $109.5 million of cash in operating activities during the year ended December 31, 2005.  In addition, the Company has not complied with certain covenants of the Company’s $135 million revolving credit facility with a group of banks (the “Credit Facility”). A breach of any of the covenants or restrictions contained in the Credit Facility would result in an event of default.  Such a default could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable.  If any of these events occur, there is no assurance that GTSI will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that GTSI will be able to find additional or alternative financing to refinance any such accelerated obligations.  GTSI’s lenders have notified the Company that the Credit Facility will terminate on the annual renewal date of May 31, 2006. As a result, GTSI will need a replacement credit facility to meet its capital needs for the remainder of 2006 and beyond (see Note 16).

As of December 31, 2005, GTSI’s cash was approximately $27 thousand.  The Company’s net working capital balance as of December 31, 2005 was approximately $60 million. In the absence of a revolving credit facility, management does not believe that GTSI’s existing capital resources will enable the Company to fund operations on an ongoing basis. Management plans to obtain alternative financing under a revolving credit facility with new lenders prior to the expiration of the current Credit Facility. We did not include any adjustments to the consolidated financial statements to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The following efforts are in process to secure suitable financing, improve working capital and increase cash flows which all will improve the long-term viability of the Company:

•                  On April 10, 2006 a commitment letter was signed to negotiate a new revolving credit facility with two major money center banks by May 31, 2006, the expiration date of the current Credit Facility;

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

3. Restatement of Financial Statements

During the second half of 2006, the Company concluded its consolidated financial statements as of December 31, 2005, 2004 and 2003 and all quarters of the years then ended should be restated to correct its accounting for: a) the transfer of certain receivables to third parties in accordance with FAS 140, b) overstatement of accounts payable and the related cost of sales, and c) the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements.

Following the restatement, income on certain transferred receivables is being recognized over the term of the respective lease agreements, along with interest expense on financed lease debt. The impact of these restatement adjustments is to decrease net loss by $2.3 million for the year ended December 31, 2005, decrease net income $0.1 million for the year ended December 31, 2004, and increase net income $0.1 million for the year ended December 31, 2003. In addition, certain transferred receivables together with related liabilities are reported in GTSI’s balance sheets following the restatement. These restatement entries resulted in an increase of $39.3 million and $17.5 million in total assets as of December 31, 2005 and 2004, respectively and total liabilities increased $35.8 million as of December 31, 2005 and $17.2 million as of December 31, 2004.  Additionally, the restatement entries affected the Statement of Cash Flows by moving an equal amount of cash flows from operations to cash flows from financing activities, resulting in a reclassification of $68.8 million and $30.0 million for the years ended December 31, 2005 and 2004, respectively.

The following tables summarize the effects of these adjustments on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Balance Sheet
December 31, 2005
(in thousands)

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash	$22	$5	c	$27
Accounts receivable, net	$207,886	$18,470	a,c	$226,356
Inventory	$56,666	$153	b,c	$56,819
Deferred costs	$14,909	$2,160	a,c	$17,069
Other current assets	$9,118	$(513)	c	$8,605
Total current assets	$288,601	$20,275	a,b,c	$308,876
Long-term financing receivables and other assets	$4,416	$18,975	a	$23,391
Total assets	$306,657	$39,250	a,b,c	$345,907
Accounts payable	$159,038	$(7,043)	b,c	$151,995
Financed lease debt	—	$25,187	a	$25,187
Accrued liabilities	$16,634	$(31)	c	$16,603
Deferred revenue	$3,611	$2,409	a,c	$6,020
Accrued warranty liabilities	$744	$105	c	$849
Total current liabilities	$228,041	$20,627	a,b,c	$248,668
Long-term financed lease debt	—	$15,996	a	$15,996
Other liabilities	$3,922	$(846)	c	$3,076
Total liabilities	$231,963	$35,777	a,b,c	$267,740
Capital in excess of par value	$42,943	$2,161	c	$45,104
Retained earnings	$34,396	$2,335	a,b,c	$36,731
Treasury stock	$(2,694)	$(1,023)	c	$(3,717)
Total stockholders’ equity	$74,694	$3,473	a,b,c	$78,167
Total liabilities and stockholders’ equity	$306,657	$39,250	a,b,c	$345,907

Consolidated Statement of Operations
For the Year Ended December 31, 2005
(in thousands, except per share data)

Sales	$886,263	$(4,251)	a,c	$882,012
Cost of sales	$791,346	$(9,136)	b,c	$782,210
Gross margin	$94,917	$4,885	a,b,c	$99,802
Selling, general & administrative	$119,451	$(80)	c	$119,371
Loss from operations	$(25,515)	$4,965	a,b,c	($20,550)
Interest and other income, net	$6,729	$(3,078)	a	$3,651
Loss before income taxes	$(18,786)	$1,887	a,b,c	$(16,899)
Income tax benefit	$2,787	$439	a,b,c	$3,226
Net loss	$(15,999)	$2,326	a,b,c	$(13,673)

Loss per share — basic and diluted	$(1.74)	0.25	a,b,c	$(1.49)

Consolidated Balance Sheet
December 31, 2004
(in thousands)

	As Previously Reported	Adjustment	Reference	As Restated
Cash	$397	$(10)	c	$387
Accounts receivable, net	$204,842	$12,290	a	$217,132
Inventory	$59,184	$(114)	c	$59,070
Deferred costs	$4,218	$716	a,c	$4,934
Other current assets	$11,162	$(5,277)	a,c	$5,885
Total current assets	$279,803	$7,605	a,c	$287,408
Long-term financing receivables and other assets	$1,400	$9,917	a	$11,317
Total assets	$296,386	$17,522	a,c	$313,908
Borrowings under credit facility	$1,179	$(11)	c	$1,168
Accounts payable	$173,218	$(1,409)	b	$171,809
Financed lease debt	$—	$8,645	a	$8,645
Accrued liabilities	$14,734	$122	c	$14,856
Deferred revenue	$9,216	$271	a,c	$9,487
Total current liabilities	$200,776	$7,618	a,b,c	$208,394
Long-term financed lease debt	$—	$9,273	a	$9,273
Other liabilities	$3,473	$353	c	$3,826
Total liabilities	$204,249	$17,244	a,b,c	$221,493
Capital in excess of par value	$46,817	$230	c	$47,047
Retained earnings	$50,395	$9	a,b,c	$50,404
Treasury stock	$(5,124)	$39	c	$(5,085)
Total stockholders’ equity	$92,137	$278	a,b,c	$92,415
Total liabilities and stockholders’ equity	$296,386	$17,522	a,b,c	$313,908

Statement of Operations

For the Year Ended December 31, 2004

(in thousands, except per share data)

Sales	$1,076,148	$(711)	a,c	$1,075,437
Cost of sales	$954,143	$(798)	a,b,c	$953,345
Gross margin	$122,005	$87	a,b,c	$122,092
Selling, general & administrative	$110,855	$(840)	c	$110,015
Income from operations	$11,150	$927	a,b,c	$12,077
Interest and other income, net	$5,569	$(653)	a	$4,916
Income before income taxes	$16,719	$274	a,b,c	$16,993
Income tax provision	$(6,455)	$(403)	a,b,c	$(6,858)
Net income	$10,264	$(129)	a,b,c	$10,135

Earnings per share — basic	$1.18	$(0.01)	a,b,c	$1.17
Earnings per share — diluted	$1.09	$(0.04)	a,b,c	$1.05

Statement of Operations

For the Year Ended December 31, 2003

(in thousands, except per share data)

	As Previously Reported	Adjustment	Reference	As Restated
Sales	$954,118	$(2,607)	a	$951,511
Cost of sales	$857,334	$(3,980)	a,b	$853,354
Gross margin	$96,784	$1,373	a,b	$98,157
Selling, general & administrative expenses	$88,347	$859	c	$89,206
Income from operations	$2,465	$514	a,b	$2,979
Interest and other income, net	$2,832	$105	a	$2,937
Income before income taxes	$5,297	$619	a,b	$5,916
Income tax provision	$(2,118)	$(480)	a,b	$(2,598)
Net income	$3,179	$139	a,b	$3,318

Earnings per share — basic	$0.38	$0.02	a,b	$0.40
Earnings per share — diluted	$0.35	$0.01	a,b	$0.36

These restatements did not have any effect on investing cash flows. The impact on operating and financing cash flows primarily resulting from certain transfers of lease receivables being considered secured borrowings rather than sales, is detailed in the chart below (in thousands):

		As Reported	Adjustment	As Restated
2005	Operating cash flows	$(42,020)	$(68,806)	$(110,826)
2005	Financing cash flows	$45,333	$68,821	$114,154
2004	Operating cash flows	$16,818	$(30,019)	$(13,201)
2004	Financing cash flows	$(9,063)	$30,009	$20,946
2003	Operating cash flows	$4,583	$(9,098)	$(4,515)
2003	Financing cash flows	$3,435	$9,098	$12,533

See Note 17 to the consolidated financial statements for the impact of the restatement on quarterly information for the years ended December 31, 2005 and 2004.

a) Transfer of certain receivables in accordance with FAS 140

FAS 140 provides for the treatment of transfers of assets at the time of transfer as sales, provided the seller meets certain criteria and surrenders control over the asset. Management concluded in August 2006 that certain transfers did not qualify as sales under FAS 140 because the transfer agreements allowed GTSI to maintain effective control over the transferred assets. As the transfers did not qualify as sales under FAS 140, the Company should not have derecognized the assets at the time of the transfer. Therefore, the transferred receivables, together with related liabilities, are reported in the Company’s balance sheet as accounts receivable and long-term financing receivables and financed lease debt.  In addition, corrections for the timing of gains recognized on the transfer of financing receivables, recorded as lease-related income on the Statement of Operations, were deemed necessary to recognize the interest income on the retained receivables and interest expense on financed lease debt over the term of the related arrangements.

b) Overstatement of certain accounts payable and the related cost of sales

As a result of certain systems and process related errors, several instances of overstatement of accounts payable and the related cost of sales were identified during a review of aged payable balances.

c) Other — Recording of miscellaneous accounting adjustments

The Company has made other less significant corrections to various other accounts that are appropriate for the fair presentation of the Company’s 2005, 2004 and 2003 financial statements.

4.  Accounts Receivable

Accounts receivable consists of the following as of December 31 (in thousands):

	2005 (restated see Note 3)	2004 (restated see Note 3)
Billed and unbilled trade accounts receivable	$202,788	$196,982
Lease receivables, net	33,131	20,014
Vendor and other receivables	521	1,145
Total accounts receivable	236,440	218,141
Less: Allowance for doubtful accounts	(1,968)	(1,009)
Sales return allowance	(8,116)	—
Accounts receivable, net	$226,356	$217,132

Vendor and other receivables primarily result from items billed to suppliers under various sales incentive programs.

5.  Lease Receivables

The Company offers lease arrangements to its customers. These arrangements typically have terms from two to four years and are accounted for as sales-type leases under FAS 13. The Company’s net investment in leases were as follows as of December 31 (in thousands)

	2005 (restated see Note 3)	2004 (restated see Note 3)
Future minimum lease payments receivable	$30,736	$19,323
Unguaranteed residual values	8,723	2,988
Unearned income	(6,328)	(2,297)
Net investment in leases	$33,131	$20,014

Future minimum lease payment receivables are as follows as of December 31, 2005 (in thousands).

Year
2006	$21,742
2007	6,649
2008	1,626
2009	719
2010	—
Thereafter	—
Future minimum lease payments receivable	$30,736

6.   Financing Receivables and Financed Lease Debt

The Company recognized sales of $65.5 million, $34.5 million and $22.8 million for the years ended December 31, 2005, 2004 and 2003 from sales-type lease transactions.  The receivables that result from these sales-type leases are reported by the Company in its consolidated balance sheets as lease receivables (see Note 5), and as financing receivables. Current financing receivables are included in accounts receivable net, while the long-term amounts are included in long-term financing receivables and other assets. The interest income on the lease receivables, the financing receivables, as well as the gains on the receivables transferred to third parties and accounted for as sales under FAS 140, is recognized in the accompanying statements of operations as lease-related income.

Financing Receivables

As of December 31, 2005 and 2004, $50.1 million and $26.4 million of lease and other related receivables have been transferred to third party financing companies.  Though the Company received cash for the transfer of these receivables, the transfers did not meet the criteria for a sale under FAS 140.  As a result, the lease and other related receivables remain on the Company’s balance sheets and are characterized as financing receivables. The interest income on the financing receivables is recognized ratably over the terms of the respective agreements as lease-related income.

The financing receivables typically have terms from two to four years and are usually collateralized by a security interest in the underlying assets. The components of net financing receivables which are included in accounts receivable and long-term financing receivables and other assets were as follows as of December 31 (in thousands):

	2005	2004

Minimum lease payments receivable	$41,493	$22,902
Unguaranteed residual value	8,628	2,161
Unearned income	(8,569)	(2,355)
Financing receivables, net	41,552	22,709
Less current portion	(23,524)	(15,142)
Amount due after one year, net	$18,028	$7,567

Financed Lease Debt

As the transfers of the financing receivables did not meet the sale criteria under FAS 140, the receipts of cash from the third party financing companies are accounted for as secured borrowings, which are included in the accompanying consolidated balance sheets as financed lease debt.   The Company has received cash of $67.1 million and $19.3 million for the years ended December 31, 2005 and 2004, respectively, related to the transfer of the financing receivables to third parties.

The terms of the financed lease debt generally correspond to the terms of the underlying lease agreements, generally two to four years.  In addition, the secured financed debt had a weighted average interest rate of 6.83%, 5.89% and 5.03% as of December 31, 2005, 2004 and 2003, respectively.  The secured financed debt is secured by the related lease and other receivables.   The Company recognized $1.6 million, $0.6 million and $0.3 million of interest expense associated with the secured financed debt for the years ended December 31, 2005, 2004 and 2003.

The maturities of the financed lease debt as of December 31, 2005 are as follows:

Year
2006	$25,187
2007	9,399
2008	3,501
2009	3,096
Total	$41,183

Transferred Receivables

For the years ended December 31, 2005, 2004 and 2003, the Company transferred lease and other related receivables of $7.5 million, $22.6 million and $8.4 million, respectively to third party financing companies in transactions that met the sale criteria under FAS 140.  As such, the Company derecognized the receivables associated with these transfers, and recorded a resulting gain included in lease-related income on the accompanying consolidated statements of operations.

7.  Inventory

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

8.  Depreciable Assets

Depreciable assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives. Purchased and developed computer software for internal use, including the GTSI Enterprise Resource Management System (“GEMS”), are amortized over expected lives ranging from three to seven years.  Furniture and equipment useful lives range from three to ten years. The useful life for leasehold improvements is the lesser of the term of the lease or the life of the improvement, which range from 3 to 9 years. Costs for maintenance and repairs are charged to expense when incurred. Depreciable assets consist of the following as of December 31 (in thousands):

	2005 (restated see Note 3)	2004 (restated see Note 3)
Office furniture and equipment	$15,312	$15,019
Purchased software for internal use	12,493	11,901
GEMS	10,411	9,482
Leasehold improvements	5,226	5,184
	43,442	41,586
Less accumulated depreciation and amortization	(29,802)	(26,403)
Depreciable assets, net	$13,640	$15,183

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

9.  Credit Facility

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

GTSI was in compliance with all financial covenants set forth in the Credit Facility as of December 31, 2005. However, as of January 31, 2006, the Company defaulted on the following financial covenants under the Credit Facility: (i) maximum funded indebtedness to EBITDA, (ii) minimum EBIT to net sales and, (iii) minimum tangible net worth. GTSI’s lenders requested the execution of an agreement to temporarily forbear them from enforcing their rights and remedies as a result of the events of default. Subsequent to December 31, 2005, a forbearance agreement (the “Credit Agreement”) was executed between GTSI and its lenders. GTSI’s lenders have notified the Company that the revolving Credit Facility will terminate on the annual renewal date of May 31, 2006.  See Note 16 for additional details and disclosure related to the Credit Agreement. On April 3, 2006, GTSI defaulted on a covenant under the Credit Agreement when the Company received a staff determination letter from the NASDAQ National Market stating that because GTSI had not filed its Annual Report on Form 10-K for 2005 with the SEC, as required by Market Place Rule 4310(c)(14), GTSI’s common stock is subject to delisting from the NASDAQ National Market.  The Company has requested a hearing with NASDAQ which should stay the delisting pending the determination of NASDAQ’s hearing panel.  While there is no assurance, management expects to avoid delisting of the Company’s common stock from the NASDAQ National Market by the filing of this Form 10-K. The Company had available credit of $41.2 million as of December 31, 2005 and $59.0 million as of December 31, 2004.

10.  Stockholders’ Equity

Purchase of Capital Stock

During the years ended December 31, 2005, 2004 and 2003, the Company purchased approximately 610 thousand, zero, and 600 thousand shares, respectively of common stock for $4.9 million, $0, and $5.0 million, respectively. The shares purchased were authorized under a stock purchase plan approved by GTSI’s Board of Directors. In February 2000, the Board of Directors approved a plan for the purchase of common stock with a limit of up to $5.25 million. In January 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company’s common stock, provided the per share price did not exceed the market price. During the year ended December 31, 2005, the Board of Directors approved a $7.3 million increase to the Company’s share repurchase program.

As of December 31, 2005, GTSI had authorization for remaining future repurchases of $5.1 million; however, due to the events of default under its Credit Facility as of January 31, 2006, the Company is currently restricted from purchasing its stock. Common stock purchased for the Company’s treasury is generally reissued for the employee stock purchase plan, for restricted stock grants and upon the exercise of employee stock options.

Stock Incentive Plans

The Company has two stockholder approved combination incentive and non-statutory stock incentive plans, the 1994 Stock Option Plan, as amended (“1994 Plan”) and the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”). These plans provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 300,000 and 3,500,000 shares, respectively, of the Company’s common stock. The 1996 Plan was amended during the year ended December 31, 2005 to provide for grants to Company employees and non-employee directors of restricted stock, restricted stock units and performance awards in cash or common stock. The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (the “1997 Plan”) which provides for the granting of non-statutory stock options to employees (other than officers and directors) to purchase up to 300,000 shares of the Company’s common stock. In addition, GTSI has utilized a vehicle permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI (the “Capitalization Vehicle”).

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

Stock Options

The following summary presents changes in the Company’s stock options outstanding under all plans as of December 31, 2003, 2004 and 2005:

	Number of Option Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2003	2,893,109	$5.45
Granted	768,833	$10.47
Forfeited	(124,833)	$7.84
Expired	—	—
Exercised	(426,192)	$5.64
Outstanding as of December 31, 2003	3,110,917	$6.57
Granted	558,500	$11.28
Forfeited	(214,125)	$9.03
Expired	(9,750)	$9.26
Exercised	(397,492)	$4.47
Outstanding as of December 31, 2004	3,048,050	$7.53
Granted	322,500	$8.15
Forfeited	(244,125)	$10.60
Expired	(100,125)	$10.64
Exercised	(937,950)	$4.30
Outstanding as of December 31, 2005	2,088,350	$8.57

The following table summarizes information on stock options outstanding as of December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.43-2.85	60,000	4.4	$2.81	60,000	$2.81
$2.86-4.28	209,350	1.6	$3.84	209,350	$3.84
$4.29-5.70	175,000	1.8	$5.08	175,000	$5.08
$5.71-7.13	153,000	3.5	$6.41	135,500	$6.35
$7.14-8.55	476,500	5.4	$8.17	209,750	$8.27
$8.56-9.98	144,750	3.0	$8.86	142,250	$8.86
$9.99-11.40	568,625	4.2	$11.00	568,625	$11.00
$11.41-12.83	296,125	3.3	$11.99	290,500	$11.99
$12.84-14.25	5,000	4.0	$13.67	5,000	$13.67
	2,088,350	3.7	$8.57	1,795,975	$8.64

The following table sets forth the number of options exercisable and available for grant as of December 31, 2005:

Plan	Options Exercisable	Options Available For Grant
1994 plan	52,500	27,467
1996 plan	1,453,475	636,293
1997 plan	29,250	11,492
Capitalization Vehicle	260,750	unlimited

The following table illustrates the number of options exercisable as of December 31,

Plan	2004	2003
1994 plan	39,250	35,667
1996 plan	1,123,602	924,186
1997 plan	34,700	30,900
Capitalization Vehicle	779,000	912,250
Total	1,976,552	1,903,003

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

During the quarter ended December 31, 2005 an executive exercised 200,000 stock options and received 64,718 shares of company stock in a net share settlement, for which mature shares were effectively tendered. During the year ended December 31, 2003, an executive submitted Company mature stock with a value of $1.1 million previously purchased on the open market to pay for the exercise of 100,000 stock options pursuant to the terms of the Company’s stock option plan, which resulted in a cashless exchange of stock options for Company stock.

Restricted Stock

During the year ended December 31, 2005, the Board of Directors approved an annual program for stock based compensation to improve the retention of key employees. Recipients are given a choice of receiving stock option awards or restricted stock grants at a 3:1 conversion rate. As a result, 23,333 shares of restricted stock were issued on July 21, 2005. These shares are scheduled to vest on the third, fourth, and fifth anniversaries of the grant date in equal installments. There were also 5,001 shares of restricted stock issued to employees in 2005 under the 1996 plan which vest equally over four years. In addition to the grants to employees above, the Company as authorized by its Board of Directors, issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board during the year ended December 31, 2005. These restricted shares are scheduled to vest on June 10, 2006. At December 31, 2005, 49,998 shares remain restricted.

The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2005 was $8.15 per share. There were no restricted stock shares issued in 2004 or 2003. Unearned compensation, a component of stockholders equity, was recorded at the date of the restricted stock awards based on the market value of the shares. Compensation cost is recognized ratably over the vesting period and unearned compensation is reduced as compensation expense is recorded and as forfeitures occur. The Company recorded $407 thousand in stockholders’ equity for deferred compensation during the year ended December 31, 2005. No deferred compensation was recorded during the year ended December 31, 2004. During the year ended December 31, 2005, $153 thousand was recorded as stock based compensation expense for restricted stock, resulting in a remaining unearned compensation balance for restricted stock of $254 thousand as of December 31, 2005.

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

The table below summarizes the number of shares purchased by employees under the ESPP during the offering periods indicated:

Offering period ended	Number of shares purchased	Purchase price
December 31, 2005	41,605	$5.95
June 30, 2005	35,612	$6.92
December 31, 2004	40,994	$8.93
June 30, 2004	44,098	$9.73
December 31, 2003	81,314	$7.44
June 30, 2003	65,780	$7.44

The weighted average fair market value of shares under the ESPP was $6.40 in 2005, $9.35 in 2004, and $7.44 in 2003. GTSI has reserved 1,600,000 shares of common stock for the ESPP, of which 793,890 were available for future issuance as of December 31, 2005.

The ESPP was amended on December 27, 2005, so that the purchase price is 95% of the fair market value of a share of common stock on the last day of the offering period, effective January 1, 2006 going forward. No other material changes were made to the plan.

11.  Earnings Per Share

Basic earnings per share are calculated by dividing net income or loss by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. Antidilutive employee stock options totaling 741 thousand and restricted stock units totaling 26 thousand have been excluded for the year ended December 31, 2005.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts) for the years ended December 31:

	2005 (restated see Note 3)	2004 (restated see Note 3)	2003 (restated see Note 3)
Basic (loss) earnings per share:
Net (loss) income	$(13,673)	$10,135	$3,318
Weighted average shares outstanding	9,166	8,664	8,343
Basic (loss) earnings per share	$(1.49)	$1.17	$0.40

Diluted (loss) earnings per share:
Net (loss) income	$(13,673)	$10,135	$3,318
Weighted average shares outstanding	9,166	8,664	8,343
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	954	965
Weighted average shares and equivalents	9,166	9,618	9,308
Diluted (loss) earnings per share	$(1.49)	$1.05	$0.36

12.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2005 (restated see Note 3)	2004 (restated see Note 3)	2003 (restated see Note 3)
Current:
Federal	$3,197	$(2,109)	$(1,880)
State	470	(334)	(340)
	3,667	(2,443)	(2,220)
Deferred:
Federal	(401)	(3,997)	(342)
State	(40)	(418)	(36)
	(441)	(4,415)	(378)
Total income tax benefit (provision)	$3,226	$(6,858)	$(2,598)

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2005 (restated see Note 3)	2004 (restated see Note 3)
Deferred tax assets:
Allowance for doubtful accounts	$600	$273
Inventory reduction of cost basis	2,643	146
Sales return allowance	352	—
Accrued warranty liabilities	315	906
Bid and proposal costs	876	433
Vacation accrual	499	499
Other reserves and accruals	477	379
Deferred revenue	265	221
Other	170	99
Sale of receivables	—	360
Net operating losses and tax credits	927	—
Total deferred tax assets	7,124	3,316
Deferred tax liabilities:
Prepaid expenses and other	(268)	—
Sale of receivables	(25)
Depreciation and amortization	(2,901)	(2,747)
Total deferred tax liabilities	(3,194)	(2,747)
Valuation allowance	(3,930)	—
Net deferred tax assets	$—	$569

The Company has provided a valuation allowance against the full amount of the net deferred tax assets as of December 31, 2005, because in the opinion of management, it is more likely than not that these deferred tax assets will not be realized.

The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2005 (restated see Note 3)	2004 (restated see Note 3)	2003 (restated see Note 3)
Statutory rate	(34.0)%	34.0%	34.0%
State income taxes, net of Federal benefit	(3.1)	3.6	4.0
Other	0.8	1.5	1.6
Tax contingency reserve	(1.4)	1.3	4.3
Change in valuation allowance	18.6	—	—

Effective tax rate	(19.1)%	40.4%	43.9%

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $2.0 million for Federal income tax purposes which will expire in 2025. Approximately $2.0 million of the NOL carryforward relates to stock based compensation expense for which subsequently recognized tax benefits will be allocated to capital in excess of par value. The tax deduction benefit from the exercise of stock options of $0.3 million, $0.9 million, and $1.1 million was recorded to capital in excess of par value for the years ended December 31, 2005, 2004 and 2003, respectively.

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

14.  Commitments and Contingencies

Product Warranties

GTSI offers extended warranties on certain products for which GTSI is the primary obligor which are generally covered for three or five years beyond the warranty provided by the manufacturer. Products under extended warranty require repair or replacement of defective parts at no cost to the customer. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts. The following table summarizes the activity related to product warranty liabilities for the years ended December 31 (in thousands):

	2005 (restated see Note 3)	2004 (restated see Note 3)
Accrued warranties at beginning of year	$2,429	$4,555
Charges made against warranty liabilities	(1,316)	(2,074)
Adjustments to warranty reserves	(613)	(1,659)
Accruals for additional warranties sold	349	1,607
Accrued warranties at end of year	$849	$2,429

Revenue from extended warranty contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	2005 (restated see Note 3)	2004 (restated see Note 3)
Deferred warranty revenue at beginning of year	$2,598	$2,819
Deferred warranty revenue recognized	(1,370)	(1,384)
Revenue deferred for additional warranties sold	133	1,163
Deferred warranty revenue at end of year	$1,361	$2,598

Lease Commitments

The Company conducts its operations from leased real properties, which include offices and a warehouse. These obligations expire at various dates through 2011. Most of the leases contain renewal options at inception, some of which have been exercised, as well as escalation clauses. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2.7 million, $2.4 million and $2.5 million, respectively. Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows (in thousands):

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

Letter of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million as of December 31, 2005 and $0.8 million as of December 31, 2004, as a security deposit for all tenant improvements associated with the lease.

At December 31, 2005 and 2004, GTSI was obligated under a customer contract to provide a letter of credit in the amount of $1.75 million to guarantee the performance by the Company of all obligations under the contract. This obligation expired on February 28, 2006.

Employment Agreements

The Company has an employment agreement with its former Chief Executive Officer which provides for payment of an amount equal to his annual base salary plus bonus monies equal to the previous year’s bonus payments upon termination of employment. In addition, the Company has change in control severance agreements covering 16 executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2005, the Company did not believe it probable that any of the specified events would occur. Accordingly, no accrual for severance was recorded as of December 31, 2005. If information becomes known to the Company at a later date which indicates severance of one or more covered executives is probable, accruals for severance will be required (see Note 16).

Legal Proceedings

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

In November 2003, GTSI was served with a $25 million lawsuit, with treble damages, related to an alleged breach of contract due to the termination of Ichiban, Inc., a former subcontractor. This suit was filed in Virginia Circuit Court in Fairfax County, Virginia and follows the Company’s earlier lawsuit against the former subcontractor. The case was decided in the Company’s favor resulting in an award of $1.4 million in attorneys’ fees and costs. The plaintiff filed an appeal in October 2005 which the Supreme Court of Virginia refused on February 17, 2006. The plaintiff has filed a Petition for a rehearing with the Supreme Court of Virginia.  In the opinion of management, resolution of this matter will not have a material adverse effect upon the financial position or future operating results of the Company.  The Company is aggressively working to collect the awarded attorneys’ fees and costs from Ichiban; however, in accordance with SFAS No. 5, Accounting for Contingencies, no amounts for this gain contingency were accrued as of December 31, 2005.

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

	2005 (restated see Note 3)	2004 (restated see Note 3)	2003 (restated see Note 3)
Hardware	$706,686	$833,433	$689,936
Software	117,813	155,724	154,468
Resold third-party service products	37,204	66,618	91,211
Service	20,309	19,662	15,896
Total	$882,012	$1,075,437	$951,511

Major Customers

All of GTSI’s sales are earned from U.S. companies. Sales to multiple agencies and departments of the U.S. Federal Government, either directly or through prime contractors, accounted for approximately 92%, 95% and 97% of the Company’s consolidated sales during the years ended December 31, 2005, 2004, and 2003, respectively.

16.  Subsequent Events

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

17.  Selected Quarterly Financial Data (unaudited)

The following tables illustrate selected quarterly financial data for the two years ended December 31, 2005. All quarters have been restated as described more completely in Note 3 of these consolidated financial statements.  GTSI has historically experienced significant seasonal fluctuations in its operations as a result of the U.S. Federal Government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	2005 (restated see Note 3)
(in thousands, except per share data)	Q1	Q2	Q3	Q4	Total
Sales	$156,629	$179,122	$267,449	$278,812	$882,012
Gross margin (a)	$17,393	$19,063	$35,901	$27,445	$99,802
Net (loss) income (c)	$(6,244)	$(5,538)	$2,967	$(4,858)	$(13,673)

Basic (loss) earnings per share	$(0.69)	$(0.60)	$0.32	$(0.52)	$(1.49)
Diluted (loss) earnings per share	$(0.69)	$(0.60)	$0.31	$(0.52)	$(1.49)

	2004 (restated see Note 3)
	Q1	Q2	Q3	Q4	Total
Sales	$177,784	$240,234	$322,942	$334,477	$1,075,437
Gross margin (b)	18,395	21,528	46,213	$35,956	$122,092
Net (loss) income	(1,643)	(1,441)	10,145	$3,076	$10,135

Basic (loss) earnings per share	$(0.19)	$(0.17)	$1.17	$0.35	$1.17
Diluted (loss) earnings per share	$(0.19)	$(0.17)	$1.10	$0.33	$1.05

(a) Gross margin for the year ended December 31, 2005 included a $5.6 million charge for excess and obsolete inventory to write-down inventory to its market value as discussed in Note 7 of the consolidated financial statements. Gross margin was reduced $1.6 million in Q2, $0.4 million in Q3 and $3.6 million in Q4 of 2005 for this inventory impairment. This was offset in Q4 by the positive effects to gross margin of $1.6 million due to a change in estimated payable to vendors.

(b) Gross margin for the year ended December 31, 2004 included the positive effects of the derecognition of aged accounts payable of $10.1 million in Q3. In addition, gross margin reflects the positive impact of the change in estimated payable to vendors of $0.7 million in Q3 and $1.8 million in Q4. The total increase to gross margin in the year ended December 31, 2004 for these items was $12.6 million. See Note 1 to the consolidated financial statements for additional details.

(c) During Q4, the Company recorded a valuation allowance against its net deferred tax asset, which increased net loss by $0.7 million.

The adjustments to the previously reported consolidated statements of operations by quarter for 2005 and 2004 are presented below:

	2005 (restated see Note 3)
(in thousands, except per share data)	Q1 (adjustments)	Q2 (adjustments)	Q3 (adjustments)	Q4 (adjustments)

Sales	$(4,048)	$2,632	$(2,412)	$(423)
Gross margin	$(1,080)	$3,159	$3,834	$(1,028)
Net (loss) income	$(718)	$2,194	$90	$760

Basic (loss) earnings per share	$(0.08)	$0.24	$0.01	$0.09
Diluted (loss) earnings per share	$(0.08)	$0.24	$0.01	$0.09

	2004 (restated see Note 3)
	Q1 (adjustments)	Q2 (adjustments)	Q3 (adjustments)	Q4 (adjustments)
Sales	$(839)	$1,244	$(7,703)	$6,587
Gross margin	$313	$(9)	$(510)	$293
Net income	$(262)	$112	$(309)	$330

Basic earnings per share	$(0.03)	$0.01	(0.04)	$0.04
Diluted earnings per share	$(0.03)	$0.01	(0.03)	$0.04

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A.               CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2005. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses set forth below, our disclosure controls and procedures were not effective as of December 31, 2005.

After management concluded that there were material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K/A were prepared in accordance with generally accepted accounting principles and present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting during our fourth quarter of the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

(as revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of the fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

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

As part of its year-end reporting and the preparation of the Annual Report on Form 10-K for the year ended December 31, 2005, management concluded it was necessary to restate GTSI’s consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Subsequent to the filing of Form 10-K, management concluded further restatement of 2005, as well as 2004 and 2003 was necessary (as further described in Note 3 of our consolidated financial statements) to correct the accounting for i) the transfer of certain receivables to third parties under FAS 140; ii) overstatement of accounts payable and the related cost of sales; and iii) the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements.

Based on management’s assessment of internal control over financial reporting as of December 31, 2005 management initially concluded that GTSI’s internal control over financial reporting was ineffective because of the following material weaknesses:

Finance and Accounting Staffing. Management determined that GTSI, as of December 31, 2005 and for a period of time prior to that date, had an insufficient number of finance and accounting staff and some of our finance and accounting staff lacked sufficient training and experience in areas such as accounting for leasing transactions, revenue recognition for services, and income taxes.  During our review of the internal control environment, management determined that certain of the controls to be performed during the 2005 quarterly and year-end financial close process had not been performed properly, which was due to turnover in three key accounting management positions during 2005 and also due to us not having sufficient resources to handle the new processes and procedures associated with GEMS, growth in our professional services business line, and increasingly sophisticated leasing transactions.

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

Given the complexity of our changing business model, we either lacked finance and accounting staff with the requisite qualifications and training to perform the quarterly and year-end financial close and reporting process, or the closing procedures (including the subsequent review and approval functions) were minimally or inadequately documented or performed. The effect of these deficiencies was that adjustments were required to be recorded that had a material impact on net (loss) income for the interim periods in the year ended December 31, 2005. See Note 3 to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A. Due to the pervasiveness and the magnitude of the errors in the areas noted above, management concluded that GTSI had a material weakness in its financial close and reporting process.

Customer Order Fulfillment Process. Management determined that GTSI had insufficient execution and oversight related to its customer order fulfillment process, which resulted in restatements to all the interim periods in 2005 as well as material adjustments at year-end.  Specifically, GTSI recorded sales, cost of sales, accounts receivable and accounts payable in the incorrect reporting periods during 2005 due to a number of factors including inadequate training, inappropriate data entry, vendor payable reconciliations not being performed on a timely basis, and lack of oversight and communications between the appropriate departments.

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

Subsequent to our initial assessment of internal control over financial reporting, management identified two additional material weaknesses.

Accounts Receivable Process. Management determined that GTSI had insufficient controls over the transfer of receivables to third parties which resulted in inaccurate accounting. This deficiency was exacerbated by the finance and accounting staffing material weakness noted above and the increasingly sophisticated leasing transactions occurring. GTSI’s accounting department lacked the depth, training and experience to research and apply the complex accounting requirements prescribed in FAS 140. As a result, all receivables transferred to third parties were accounted for as sales, the receivables were removed from the balance sheet and gains on the sales were recorded in full at the time of transfer as other income. During 2006, management concluded that the repurchase provisions in some agreements precluded sales treatment; therefore, the receivables should have remained on GTSI’s balance sheets.

GTSI’s lack of sufficient internal controls in this process resulted in material understatements of accounts receivable and related liabilities in its 2005, 2004 and 2003 balance sheets. Furthermore, significant prior period adjustments were necessary as part of the Company’s restatement efforts to recognize income over the life of the lease rather than at the time of transfer.

Due to the magnitude of the errors in accounts receivable, lease receivables, financing receivables, financed lease debt, lease related income and interest expense, management concluded in October 2006 that GTSI had an additional material weakness in internal control over financial reporting in its accounts receivable process.

Accounts Payable Process. Management determined that GTSI, as of December 31, 2005 and for a period of time prior to that date, had insufficient oversight of its accounts payable process, which resulted in restatements to all the interim periods during 2005, 2004 and 2003. We either lacked sufficient finance and accounting staff to perform monthly reconciliations of all accounts payable balances, or the subsequent reviews of reconciliations were ineffective. As a result, overstatements of cost of sales and certain accounts payable accounts occurred. Due to the materiality of these overstatements, management concluded that GTSI had a material weakness in its accounts payable process.

Management concluded it was necessary to record prior period adjustments during the years ended December 31, 2005, 2004 and 2003 to record receivables transferred to third parties in accordance with FAS 140 and correctly state cost of sales and certain accounts payable accounts. We corrected all material errors discovered during the restatement of our interim and annual financial statements during 2005, 2004 and 2003. Therefore, we are restating our previously reported annual results as of December 31, 2005, 2004 and 2003, as well as the quarterly results for each of the quarters ended during 2005 and 2004, in this Annual Report on Form 10-K/A. Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our controls in a timely manner.

Because of the material weaknesses described above, we have concluded that GTSI did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control-Integrated Framework.

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

ii.               Enhancing our accounting process and procedures for accounting for the transfers of receivables to third parties.

iii.            Upgrading the capabilities of certain staff in existing finance and accounting positions to ensure that our professionals possess sufficient GAAP knowledge and experience necessary not only to perform their assigned tasks, but also to understand how those tasks are related to others within GTSI and to improve the overall quality and integrity of record keeping and financial reporting.

iv.           Enhancing the accounting policies and procedures to provide adequate, sufficient, and useful guidance to staff such that adherence to them should result in higher degrees of assurance of accurate and complete financial reporting.

v.              Implementing a more rigorous account reconciliation and account aging review and approval process on a quarterly basis, particularly in the accounts receivable and accounts payable areas.

vi.           Improving the quarterly financial close process, particularly related to the review for inventory obsolescence, and revenue recognition for professional services, leasing and multiple element arrangements to better ensure all relevant accounting issues are known and properly addressed before financial reports are issued.

vii.        Improving the information system program change process to ensure that current and future changes to the ERP system are properly managed, with the impact upon the financial and accounting functions clearly understood and adequately addressed.

viii.     Ensuring that the purchasing, order fulfillment and customer service departments are appropriately staffed and increasing communication and training so that the right purchasing-related information and data is available to the finance and accounting staff, particularly for transactions where inventory is shipped directly from our vendors to our customers.

ix.             Re-engineering the fulfillment of customer orders process through a number of initiatives, including increased use of automation to capture and record information critical for ensuring proper accounting treatment of the underlying transactions.

We primarily began these remediation steps subsequent to December 31, 2005 and expect to finalize them by mid-2007.

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

To the Board of Directors and Stockholders of GTSI Corp

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

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

In our previous report dated April 10, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 and an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2005 because of the effect of material weaknesses described in management’s previous report on internal control over financial reporting. Management has subsequently determined that additional material weaknesses existed as of December 31, 2005. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to include these additional material weaknesses. Accordingly, we have revised our previously issued annual report on internal control over financial reporting to include descriptions of these additional material weaknesses.

The additional weaknesses identified by management and included in management’s assessment include:

•                  As of December 31, 2005 and for a period of time prior to that, management had insufficient controls over the accounting for the transfer of receivables to third parties.  This resulted in inaccurate accounting. This deficiency was exacerbated by the finance and accounting staffing material weakness noted above and the increasing level of sophisticated leasing transactions. GTSI’s accounting department lacked the training and experience to research and apply the complex accounting requirements prescribed in FAS 140.

•                  As of December 31, 2005 and for a period of time prior to that date, GTSI had insufficient oversight of its accounts payable process, which resulted in restatements to all periods during 2005, 2004 and 2003. The Company lacked sufficient finance and accounting staff to perform monthly reconciliations of all accounts payable balances.

The combination of these additional material weaknesses resulted in errors in the preparation of the 2005, 2004 and 2003 interim and annual financial statements in the areas of lease transactions and related transfers of receivables, inventory valuation, accounts payable, accounts receivable, sales, and cost of sales, and required restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2005, 2004 and 2003 and restatement of interim financial statements for the first quarter ended March 31, 2006. Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, and accordingly this report does not affect our report dated April 10, 2006 (except for Notes 3, 5 and 6, as to which the date is December 21, 2006) on those financial statements.

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

/s/ Ernst & Young LLP

McLean, Virginia

April 10, 2006 (except for the effects of the material weaknesses described in the eighth and ninth paragraphs above, as to which the date is December 31, 2006)

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

Financial Statement Schedules

The financial statement schedules of GTSI Corp. and subsidiaries filed are as follows:
Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on December 22, 2006 on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.

By:	/s/ JAMES J. LETO
James J. Leto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 22, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ JAMES J. LETO
James J. Leto President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ JOE RAGAN
Joe Ragan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

GTSI CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

SCHEDULE II

	Years Ended December 31,
	2005 (restated see Note 3)	2004	2003
Allowance for Doubtful Accounts
Balance at beginning of period	$1,009	$699	$834
Additions — charged to expense or other accounts	1,410	507	57
Deductions	(451)	(197)	(192)
Balance at end of period	$1,968	$1,009	$699

Sales Returns Allowance(1)
Balance at beginning of period	$—	$—	$—
Additions — charged to expense or other accounts	9,903	—	—
Deductions	(1,787)	—	—
Balance at end of period	$8,116	$—	$—

Deferred Tax Asset Valuation Allowance
Balance at beginning of period	$—	$—	$—
Additions — charged to expense or other accounts	3,930	—	—
Deductions	—	—	—
Balance at end of period	$3,930	$—	$—

(1)             The sales returns allowance is reported as a reduction of accounts receivable on the consolidated balance sheets.

All other schedules are omitted since the required information is not present or is not present in amount sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation(1)
3.2	Bylaws, as amended(4)
10.1	GTSI Employees’ 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto*(8)
10.2	Employee Stock Purchase Plan, as amended to date*(15)
10.3	1994 Stock Option Plan, as amended to date*(3)
10.4	Amended and Restated 1996 Stock Incentive Plan*(12)
10.5	1997 Non-Officer Stock Option Plan, as amended to date*(3)
10.6	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility(5)
10.7	Lease dated December 10, 1997 between the Company and Petula Associates, Ltd. and Amendment for headquarters facility(5)
10.8	Second Amendment to Deed of Lease dated February 11, 2005 between the Company and AG/ARG Avion, L.L.C. (successor-in-interest to Petula Associates, Ltd.) for headquarters facility.(8)
10.9	Employment Agreement dated January 1, 2001 between the Registrant and M. Dendy Young*(1)
10.10

Credit Facilities Agreement, dated as of October 23, 2003, among the Registrant, certain lenders named in such agreement, and GE Commercial Distribution Finance Corporation, as a Lender and as Agent(6)

10.11

First Amendment to Credit Facilities Agreement, dated March 12, 2004, among the Company, certain lenders named in such agreement, and GE Commercial Distribution Finance Corporation, as a Lender and as Agent(8)

10.12

Second Amendment to Credit Facilities Agreement, dated as of July 29, 2004, among the Company, certain lenders named in such agreement and GE Commercial Distribution Finance Corporation, as a Lender and as Agent(5)

10.13

Third Amendment to Credit Facilities Agreement, dated as of November 22, 2004, among the Company, certain lenders named in such agreement and GE Commercial Distribution Finance Corporation, as a Lender and as Agent(8)

10.14

Fourth Amendment to Credit Facilities Agreement dated as of April 28, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the Other Lenders(9)

10.15

Fifth Amendment to Credit Facilities Agreement dated as of August 8, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the Other Lenders(10)

10.16

Sixth Amendment to Credit Facilities Agreement dated as of August 15, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the Other Lenders(11)

10.17	Offer Letter dated December 31, 2002 between the Registrant and Thomas Mutryn*(3)
10.18	Non-Qualified Stock Option Agreement effective January 28, 2003 between the Registrant and Thomas Mutryn*(3)
10.19	GTSI Corp. Long Term Incentive Plan*(7)
10.20	GTSI 2005 Executive Incentive Compensation Plan*(8)
10.21	Form of GTSI Change of Control Agreement*(8)
10.22	Form of Letter Agreement signed by Scott W. Friedlander, Thomas A. Mutryn and Scot Edwards regarding second quarter 2005 bonus payments*(2)
10.23	Transition Agreement with M. Dendy Young dated February 15, 2006*(13)
10.24

Seventh Amendment to Credit Facilities Agreement dated as of November 15, 2005 among GTSI, Technology Logistics, Inc., GE Commercial Distribution Finance Corporation, as Administrative Agent and a Lender, and the Other Lenders (filed herewith)

10.25	Forbearance Agreement in Regards to Credit Facilities Agreement dated as of February 28, 2006(16)
10.26	Employment Agreement dated February 16, 2006 between the Registrant and James J. Leto*(14)
14.1	Code of Ethics(6)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

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

(11)       Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2005.

(12)       Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement.

(13)       Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 15, 2006.

(14)       Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 16, 2006.

(15)       Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2005.

(16)       Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated March 10, 2006.