Form 10-Q/A
period 2006-03-31
GTSI CORP
filed 2006-12-22
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number:      0-19394

GTSI Corp.

(Exact name of registrant as specified in its charter)

Delaware	54–1248422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3901 Stonecroft Boulevard, Chantilly, VA	20151-1010
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $0.005 par value, outstanding as of April 30, 2006 was 9,362,846.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes               ☒    No

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q of GTSI Corp. (“GTSI” or the “Company”) is being filed to restate the Company’s condensed consolidated financial statements for the three months ended March 31, 2006.

The information contained in this Amendment, including the financial statements and notes thereto, amends only Items 1, 2 and 4 of the originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. This Amendment does not reflect events occurring after the original filing date of May 10, 2006, or modify or update those disclosures that may have been affected by subsequent events.

In August 2006, the Company concluded that previously reported financial statement information required restatement to correct the accounting for: a) the transfer of certain receivables to third parties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, b) overstatement of accounts payable and the related cost of sales, and c) the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements. Following the restatement, income on certain transferred receivables is being recognized over the term of the respective lease agreements, rather than at the time of transfer, along with the related interest expense on financed lease debt. In addition, the transferred receivables, together with related liabilities, are reported in the Company’s balance sheets following the restatement.

GTSI Corp.

Form 10–Q/A for the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GTSI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2006	December 31, 2005
	(restated see Note 2)	(restated see Note 2)
ASSETS
Current assets:
Cash	$2,503	$27
Accounts receivable, net	157,709	226,356
Inventory	33,281	56,819
Deferred costs	13,769	17,069
Other current assets	9,265	8,605
Total current assets	216,527	308,876
Depreciable assets, net	13,146	13,640
Long-term financing receivables and other assets	18,822	23,391
Total assets	$248,495	$345,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$48,014
Accounts payable	108,406	151,995
Financed lease debt	31,861	25,187
Accrued liabilities	17,704	16,603
Deferred revenue	5,788	6,020
Accrued warranty liabilities	941	849
Total current liabilities	164,700	248,668
Long-term financed lease debt	12,281	15,996
Other liabilities	2,986	3,076
Total liabilities	179,967	267,740

Commitments and contingencies

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,362,846 outstanding at March 31, 2006; and 9,806,084 issued and 9,307,606 outstanding at December 31, 2005	49	49
Capital in excess of par value	45,081	45,104
Retained earnings	26,703	36,731
Treasury stock, 443,238 shares at March 31, 2006 and 498,478 shares at December 31, 2005, at cost	(3,305)	(3,717)
Total stockholders’ equity	68,528	78,167
Total liabilities and stockholders’ equity	$248,495	$345,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2006	2005
	(restated see Note 2)	(restated see Note 2)

SALES	$148,279	$156,629

COST OF SALES	129,978	139,236

GROSS MARGIN	18,301	17,393

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	29,606	28,104

LOSS FROM OPERATIONS	(11,305)	(10,711)

INTEREST AND OTHER INCOME
Lease-related income	2,378	833
Interest and other income	279	337
Interest and other expense	(1,380)	(477)
Interest and other income, net	1,277	693

LOSS BEFORE INCOME TAXES	(10,028)	(10,018)

INCOME TAX BENEFIT	—	3,774

NET LOSS	$(10,028)	$(6,244)

LOSS PER SHARE
Basic	$(1.08)	$(0.69)
Diluted	$(1.08)	$(0.69)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,288	9,002
Diluted	9,288	9,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2006	2005
	(restated see Note 2)	(restated see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,028)	$(6,244)
Adjustments to reconcile net loss to net cash provided by operating activities	52,916	37,498
Net cash provided by operating activities	42,888	31,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(639)	(1,126)
Net cash used in investing activities	(639)	(1,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on credit facility	(48,014)	(1,168)
Proceeds from financed lease debt	8,110	8,877
Proceeds from exercises of stock options	131	349
Net cash (used in) provided by financing activities	(39,773)	8,058

NET INCREASE IN CASH	2,476	38,186

CASH AT BEGINNING OF PERIOD	27	387

CASH AT END OF PERIOD	$2,503	$38,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GTSI Corp. and its subsidiaries (“GTSI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005 included in GTSI’s Annual Report on Form 10-K/A.  Investments in which the Company does not control the investee but has the ability to exercise significant influence over its operating and financial policies are accounted for using the equity method of accounting.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature (except as disclosed herein) considered necessary to present fairly GTSI’s financial position as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year, or future periods.  GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns.  These patterns historically have had a negative effect on GTSI’s sales and net loss during the quarter ended March 31.

The Company has not complied with certain covenants of the Company’s $75 million revolving credit facility with a group of banks (the “Credit Agreement”) which will terminate on May 31, 2006. A breach of any of the covenants or restrictions contained in the Credit Agreement would result in an event of default. Such a default could allow the lenders to discontinue lending or declare all borrowings outstanding to be due and payable. If any of these events occur, there is no assurance that GTSI will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that GTSI will be able to find additional or alternative financing to refinance any such accelerated obligations. If the Company is unable to obtain alternative financing prior to the expiration of the Credit Agreement, it would likely have a material adverse affect on GTSI’s financial condition and ability to continue as a going concern.

2.                                      Restatement of Financial Statements

In August 2006, the Company concluded its consolidated financial statements for the three months ended March 31, 2006 should be restated to correct its accounting treatment for: a) the transfer of certain receivables to third parties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”); b) overstatement of accounts payable and the related cost of sales, and c) the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements. The following tables summarize the effects of these adjustments on GTSI’s financial statements:

Consolidated Condensed Balance Sheet

March 31, 2006

(in thousands)

	As Previously Reported	Adjustment	Reference	As Restated
Accounts receivable, net	$134,244	$23,465	a,c	$157,709
Inventory	$26,923	$6,358	b,c	$33,281
Deferred costs	$12,066	$1,703	a,c	$13,769
Other current assets	$8,905	$360	c	$9,265
Total current assets	$184,640	$31,887	a,c	$216,527
Depreciable assets, net	$13,153	$(7)	c	$13,146
Long-term financing receivables and other assets	$3,302	$15,520	a	$18,822
Total assets	$201,095	$47,400	a,b,c	$248,495
Accounts payable	$111,878	$(3,472)	b,c	$108,406
Financed lease debt	$—	$29,005	a	$29,005
Accrued liabilities	$17,665	$39	c	$17,704
Deferred revenue	$4,720	$1,068	a,c	$5,788
Accrued warranty liabilities	$921	$20	c	$941
Total current liabilities	$135,184	$26,660	a,b,c	$161,844
Long-term financed lease debt	$—	$15,137	a	$15,137
Other liabilities	$3,747	$(761)	c	$2,986
Total liabilities	$138,931	$41,036	a,b,c	$179,967
Capital in excess of par value	$43,056	$2,025	c	$45,081
Retained earnings	$21,353	$5,350	a,b,c	$26,703
Treasury stock	$(2,294)	$(1,011)	c	$(3,305)
Total stockholders’ equity	$62,164	$6,364	a,b,c	$68,528
Total liabilities and stockholders’ equity	$201,095	$47,400	a,b,c	$248,495

Consolidated Condensed Statement of Operations

For the Three Months Ended March 31, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustment	Reference	As Restated
Sales	$149,844	$(1,565)	a,c	$148,279
Cost of sales	$133,791	$(3,813)	a,b,c	$129,978
Gross margin	$16,053	$2,248	a,b,c	$18,301
Selling, general and admin. expenses	$29,719	$(113)	c	$29,606
Loss from operations	$(13,666)	$2,361	a,b,c	$(11,305)
Interest and other income, net	$623	$654	a	$1,277
Net loss	$(13,043)	$3,015	a,b,c	$(10,028)

Loss per share – basic and diluted	$(1.41)	$0.33	a,b,c	$(1.08)

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustment	As Restated
Operating cash flows	50,880	(7,992)	42,888
Investing cash flows	(642)	3	(639)
Financing cash flows	(47,758)	7,985	(39,773)

a) Transfer of receivables in accordance with FAS 140

FAS 140 provides for the treatment of transfers of assets at the time of transfer as sales, provided the seller meets certain criteria and surrenders control over the asset. Management concluded in August 2006 certain transfers did not qualify as sales under FAS 140 because the transfer agreements allowed GTSI to maintain effective control over the transferred assets. As the transfers did not qualify as sales under FAS 140, the Company should not have derecognized the assets at the time of the transfer. Therefore, the transferred receivables, together with related liabilities, are reported in the Company’s balance sheet as accounts receivable and long-term financing receivables and financed lease debt.  In addition, corrections for the timing of gains recognized on the transfer of financing receivables, recorded as lease-related income on the Statement of Operations, were deemed necessary to recognize the interest income on the retained receivables and interest expense on the financed lease debt over the term of the related arrangements.

b) Overstatement of certain account payable and the related cost of sales

As a result of certain systems and process related errors, several instances of overstatement of accounts payable and the related cost of sales were identified during a review of aged payable balances.

c) Other – recording of miscellaneous accounting adjustments

The Company has made other less significant corrections to various other accounts that are appropriate for the fair presentation of the Company’s March 31, 2006 financial statements.

GTSI restated its previously issued consolidated financial statements for the year ended December 31, 2005 which are discussed in detail in GTSI’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The restatements as of and for the three months ended March 31, 2005 included prior period adjustments for: i) the transfer of certain receivables to third parties in accordance with FAS 140, ii) overstatement of accounts payable and the related cost of sales, and iii) other miscellaneous adjustments.  A summary of the aggregate effects on GTSI’s consolidated financial statements is shown below:

Consolidated Balance Sheet

December 31, 2005

(in thousands)

	As Previously Reported	As Restated
Cash	$22	$27
Accounts receivable, net	$207,886	$226,356
Inventory	$56,666	$56,819
Deferred costs	$14,909	$17,069
Other current assets	$9,118	$8,605
Total current assets	$288,601	$308,876
Long-term financing receivables and other assets	$4,416	$23,391
Total assets	$306,657	$345,907
Accounts payable	$159,038	$151,995
Financed lease debt	$—	$25,187
Accrued liabilities	$16,634	$16,603
Deferred revenue	$3,611	$6,020
Accrued warranty liabilities	$744	$849
Total current liabilities	$228,041	$248,668
Long-term financed lease debt	$—	$15,996
Other liabilities	$3,922	$3,076
Total liabilities	$231,963	$267,740
Capital in excess of par value	$42,943	$45,104
Retained earnings	$34,396	$36,731
Treasury stock	$(2,694)	$(3,717)
Total stockholders’ equity	$74,694	$78,167
Total liabilities and stockholders’ equity	$306,657	$345,907

Consolidated Condensed Statement of Operations (unaudited)

For the three months ended March 31, 2005

(in thousands, except per share data)

	As Reported	As Restated
Sales	$160,677	$156,629
Cost of sales	$142,204	$139,236
Gross margin	$18,473	$17,393
Selling, general, and administrative expenses	$28,291	$28,104
Loss from operations	$(9,818)	$(10,711)
Interest and other income, net	$729	$693
Net loss	$(5,526)	$(6,244)

Loss per share-basic and diluted	$(0.61)	$(0.69)

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustment	As Restated
Operating cash flows	25,585	5,669	31,254
Investing cash flows	(1,181)	55	(1,126)
Financing cash flows	(829)	8,887	8,058

3.                                      Stock-Based Compensation

As of March 31, 2006, the Company has four stock-based employee compensation plans, which are described below.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  No stock-based employee compensation cost was recognized in the condensed consolidated Statement of Operations for the three months ended March 31, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.  Results for the prior periods have not been restated.

As a result of adopting FAS 123R on January 1, 2006, the Company’s reported loss from operations, loss before income taxes and net loss for the three months ended March 31, 2006 are $189 thousand lower than if it had continued to account for share-based compensation under APB 25.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated Statement of Cash Flows.  FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.  Since there was no tax benefit for stock options during the three months ended March 31, 2006, there was no impact on the Company’s Statement of Cash Flows for the adoption of FAS 123R.

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

(in thousands, except per share data)	Three months ended March 31, 2005
(restated see Note 2)

Net loss – as reported	$(6,244)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(589)
Net loss – pro forma	$(6,833)

Loss per share, basic and diluted – as reported	$(0.69)

Loss per share, basic and diluted – pro forma	$(0.76)

Stock Incentive Plans

The Company has two stockholder approved combination incentive and non-statutory stock incentive plans: the 1994 Stock Option Plan, as amended (“1994 Plan”), and the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”). These plans provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 300,000 and 3,500,000 shares, respectively, of the Company’s common stock. The 1996 Plan also permits the grant of restricted stock units to its employees and non-employee directors. The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (“1997 Plan”), which provides for the granting of non-statutory stock options to employees (other than officers and directors) to purchase up to 300,000 shares of the Company’s common stock. In addition, GTSI has utilized a vehicle permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI (the “Capitalization Vehicle”).

Under the 1997, 1996, and 1994 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee.  Options issued under the Capitalization Vehicle have a term of seven years, vest over four years and option prices equal the fair market value of the Company’s common stock at the date of grant. The vesting period for restricted stock and restricted stock units is determined by the Compensation Committee on an individual award basis. GTSI recognizes stock-based compensation expense for these graded vesting awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period specified in the option agreement.

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

Stock Options

A summary of option activity under the Company’s stock incentive plans as of March 31, 2006 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)			($000)
Outstanding at January 1, 2006	2,088	$8.57
Granted	10	$6.61
Exercised	(123)	$4.34
Forfeited	(92)	$7.87
Expired	(69)	$10.34
Outstanding at March 31, 2006	1,814	$8.81	4.1	$768
Exercisable at March 31, 2006	1,610	$8.90	3.8	$768

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $3.16 and $4.70, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $369 thousand and $240 thousand respectively. Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $131 thousand and $349 thousand, respectively.  The tax benefit for the tax deductions from option exercises of the share-based payment arrangements totaled zero and $94 thousand for the three months ended March 31, 2006 and 2005, respectively. The Company has historically issued shares from treasury stock to satisfy option exercises. During the three months ended March 31, 2006, a Company executive exercised 100,000 stock options and received 31,073 shares of GTSI common stock in a net share settlement, in which the executive effectively tendered mature shares. In addition, 22,500 other stock options were exercised during the three months ended March 31, 2006 and issued from treasury stock.

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

Unrecognized Compensation

As of March 31, 2006, there was $1.7 million of total unrecognized compensation cost related to nonvested stock-based awards.  That cost is expected to be recognized over a period of 4.1 years.  During the three months ended March 31, 2006, approximately 6 thousand awards vested.

4.                                      Lease Receivables

The Company offers lease arrangements to its customers. These arrangements typically are for periods from two to four years and are generally accounted for as sales-type leases. The Company’s net investment in leases is included in the Consolidated Balance Sheets in accounts receivable, net and long-term financing receivables and were as follows (in thousands):

	March 31, 2006 (restated see Note 2)	December 31, 2005 (restated see Note 2)
Future minimum lease payments receivable	$49,039	$30,736
Unguaranteed residual values	9,482	8,723
Unearned income	(8,898)	(6,328)
Net investment in lease	$49,623	$33,131

5.                                      Inventory

Inventory is valued at the lower of cost or market. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions by recording a reserve to inventory on the balance sheet. As of March 31, 2006 and December 31, 2005, the balance of the reserve was $4.1 million and $6.8 million, respectively.

6.                              Debt

a.  Credit Agreements

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

b.  Financed Lease Debt

As the transfers of the financing receivables did not meet the sale criteria under FAS 140, the receipt of cash from the third party financing companies are accounted for as secured borrowings, which are included in the accompanying consolidated balance sheets as financed lease debt.   The Company has received cash of $8.1 million and $8.9 million for the three months ended March 31, 2006 and 2005, respectively, related to the transfer of the financing receivables to third parties.

The terms of the financed lease debt generally correspond to the terms of the underlying lease agreements, generally two to four years.  The secured financed debt is secured by the related lease and other receivables.   The Company recognized interest expense associated with the secured financing debt of $0.6 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

7.             Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested.  Diluted loss per share is computed similarly to basic loss per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

Antidilutive employee stock options totaling 229 thousand and 572 thousand have been excluded for the three months ended March 31, 2006 and 2005, respectively.  Unvested restricted stock units totaling 51 thousand shares have been excluded for the three months ended March 31, 2006.

8.             Income Taxes

The Company has provided a valuation allowance against the full amount of the net deferred tax assets at March  31, 2006 because, in the opinion of management, it is more likely than not that these deferred tax assets will not be realized. Therefore, no income tax benefit was reported in the Statement of Operations on the loss before income taxes of $10.0 million for the three months ended March 31, 2006.

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

	Three months ended March 31,
	2006	2005
	(restated see Note 2)	(restated see Note 2)
Accrued warranties at beginning of period	$849	$2,429
Charges made against warranty liabilities	(115)	(1,401)
Change in estimate of accrued warranty liabilities	170	(613)
Accruals for additional warranties sold	37	434
Accrued warranties at end of period	$941	$849

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract.  The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Three months ended March 31,
	2006	2005
	(restated see Note 2)
Deferred warranty revenue at beginning of period	$1,361	$2,599
Deferred warranty revenue recognized	(283)	(367)
Revenue deferred for additional warranties sold	67	53
Deferred warranty revenue at end of period	$1,145	$2,285

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

Employment Agreements

As of December 31, 2005, the Company had an employment agreement with its former Chief Executive Officer which provided for payment of $0.7 million upon termination of employment. This agreement was terminated on February 15, 2006 when the Company entered into a transition agreement with its former CEO (the “Transition Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the next 18 months, as well as reimbursement for certain benefits and legal fees totaling $0.1 million. As a result, the Company recorded a severance liability, which is included in accrued liabilities, of $1.2 million during the three months ended March 31, 2006.  The related charge increased selling, general & administrative expenses by $1.2 million for the three months ended March 31, 2006.

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

10.          Subsequent Events

GTSI’s Board of Directors (the “Board”) approved on April 28, 2006 the following bonus payments, short-term incentive program, and severance agreements for the Company’s executive officers in an effort to promote retention and performance in 2006 and beyond:

1)              First quarter cash bonus payments for GTSI’s CEO, CFO, Executive VP of Sales, Chief Marketing Officer, and Group VP of IT & Operations for approximately $0.2 million in recognition of efforts to enhance the Company’s financial position, provide leadership and regarding other significant corporate matters. Pursuant to similar arrangements the Company is providing bonuses to promote retention and performance to all other eligible employees for the first quarter of 2006. Incentive expense for executive officers and other employees totaling $0.6 million was accrued during the three months ended March 31, 2006 and reported in GTSI’s Statement of Operations as selling, general & administrative expenses;

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

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and our consolidated financial statements and notes in our Annual Report on Form 10-K/A for the year ended December 31, 2005.  We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections.  Words such as “expect,” “plan,” “believe,” “anticipate,”  “intend” and similar expressions are intended to identify these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:

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

For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2005. We undertake no obligation to revise or update any forward-looking statements.

Restatement

In August 2006, management concluded that GTSI’s financial statements for the year ended December 31, 2005 and the quarter ended March 31, 2006 should be restated to correct the accounting for the transfer of certain receivables to third parties, the overstatement of accounts payable and the related cost of sales, and the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements. As a result of the corrections of these errors, we restated our financial statements as described more fully in Note 2 of our unaudited condensed consolidated financial statements in this Form 10-Q/A. Following the restatement, income on certain transferred receivables is being recognized over the term of the respective lease agreements, along with interest expense on financed lease debt. These restatements resulted in a decrease to net loss of $3.0 million, or $0.33 per share, for the three months ended March, 31, 2006 and an increase to net loss of $0.7 million for the three months ended March 31, 2005. In addition, the transferred receivables together with related liabilities are reported in GTSI’s balance sheets following the restatement. These restatement entries resulted in an increase of $47.4 million and $39.3 million in total assets as of March 31, 2006 and December 31, 2005, respectively, and an increase in total liabilities of $41.0 million as of March 31, 2006 and $35.8 million as of December 31, 2005. Additionally, the restatement entries affected the Statement of Cash Flows by moving cash flows from operations to cash flows from financing activities, resulting in a reclassification of $10.6 million between operating and financing cash flows for the three months ended March 31, 2006, and a decrease to cash provided by operating activities of $5.6 million and an increase to cash provided by financing activities of $9.0 million for the three months ended March 31, 2006. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated to reflect the effect of these restatements.

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

As discussed in more detail throughout our MD&A for the three months ended March 31, 2006 compared to March 31, 2005:

•                  Total sales declined $8.4 million;

•                  Gross margin as a percentage of sales increased 1.2 percent; and

•                  Net loss for the three months ended March 31, 2006 was $10.0 million, predominantly related to increased selling, general & administrative expenses of $1.5 million and no income tax benefit since we have a full valuation on our deferred tax assets.

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

Critical Accounting Estimates and Policies

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, financing receivables, valuation of inventory, capitalized internal use software, accounts payable and income taxes. For more information on critical accounting estimates and policies see the MD&A included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.  We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) as of January 1, 2006 and as a result, we changed the accounting for our stock option plans from the intrinsic value method, used prior to 2006, to the fair value method as required by FAS 123R. We adopted FAS 123R using the modified-prospective-transition method. As a result of the adoption, our stock-based compensation expense increased $0.2 million during the three months ended March 31, 2006, which was recorded as selling, general & administrative expenses on our condensed consolidated Statement of Operations. In accordance with the modified-prospective-transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

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

As stock-based compensation expense recognized in the condensed consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $1.7 million, which will be recognized over a period of 4.1 years.

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

Historical Results of Operations

The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented:

	Three months ended March 31.
	2006	2005
	(restated)	(restated)

Sales	100.0%	100.0%
Cost of sales	87.7	88.9
Gross margin	12.3	11.1
Selling, general & administrative expenses	19.9	17.9
Loss from operations	(7.6)	(6.8)
Interest and other income, net	0.8	0.4
Loss before income taxes	(6.8)	(6.4)
Income tax benefit	—	2.4
Net loss	(6.8)%	(4.0)%

The following tables indicate, for the periods indicated (dollars in millions), the approximate sales by type and vendor along with related percentages of total sales.

	Three months ended March 31,
Sales by Type	2006		2005
	(restated)		(restated)
Hardware, net of reserves	$114.8	77.4%	$127.7	81.6%
Software	12.9	8.7	16.2	10.3
Resold third-party service products	8.5	5.7	10.0	6.4
Services	12.1	8.2	2.7	1.7
Total	$148.3	100.0%	$156.6	100.0%

	Three months ended March 31,
Sales by Vendor	2006		2005
	(restated)		(restated)
Panasonic	$33.6	22.7%	$39.5	25.2%
Cisco	24.7	16.7	17.0	10.9
HP	16.2	10.9	19.1	12.2
Sun Microsystems	10.1	6.8	14.7	9.4
Network Appliances	3.6	2.4	3.5	2.2
Other, net of reserves	60.1	40.5	62.8	40.1
Total	$148.3	100.0%	$156.6	100.0%

Three Months Ended March 31, 2006 Compared With the Three Months Ended March 31, 2005

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns. Sales for the first quarter of 2006 declined $8.4 million, or 5.3%, compared to the same period in 2005. Reasons for the sales declines are consistent with the trends we experienced during the latter part of 2005 and include weak performance associated with certain sales teams and vendor lines resulting in decreased bookings during the fourth quarter of 2005. Sales to certain government agencies and of vendor product lines were below previous periods, and we have taken steps to align the resources in the organization with the margin potential.

An analysis of sales by type shows that services sales more than quadrupled from the three months ended March 31, 2005 to $12.1 million for the three months ended March 31, 2006 and exceeded budget for the quarter with improvements in revenue and gross margin. This increase was driven by increased services department employees and consistent with our plans to increasingly become a high-end solution provider. All other categories decreased quarter over quarter, most predominantly the $12.9 million decline in hardware sales.

Management intends to significantly increase sales under lease agreements during the year ending December 31, 2006. We achieved record sales with our U.S. Communities contract, which was renewed in April 2006 for an additional two years. As a result, management expects our sales to state and local governments to continue to increase as a percentage of our total sales.

Other than sales of Cisco and Network Appliances, our sales from our other top three vendors declined quarter over quarter.  Our $8.4 million decrease in sales mainly comprised a $5.9 million, or 14.9%, decrease in sales of our top vendor, Panasonic and a $4.6 million, or 31.3%, decrease in Sun Microsystems sales.  In addition, sales from Other vendors, net of reserves, decreased $2.7 million quarter over quarter.  These declines were partially offset by the $7.7 million increase in Cisco and the $0.1 million increase in Network Appliances during the three months ended March 31, 2006.  We expect total sales for the three months ending June 30, 2006 will be comparable to the $177 million recognized in the same period in 2005.

Gross Margin

Gross margin is sales less cost of sales, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin dollars increased $0.9 million, or 5.2%, from $17.4 million for the three-month period ended March 31, 2005 to $18.3 million for the three months ended March 31, 2006. The cost of sales decrease was related to higher overall sales margins and higher vendor incentive funds as a percentage of sales which are recorded as a reduction of cost of sales. Gross margin percentages vary over time and may change significantly depending on our customers’ use of available contract vehicles and the mix of products sold. We expect to increase our gross margin as a percentage of sales as we increase the services content of our orders and selectively bid on contracts with higher engineering and services content.

Selling, General & Administrative Expenses

During the three months ended March 31, 2006, selling, general & administrative (“SG&A”) expenses increased $1.5 million, or 5.3%, from the same period in 2005.  This increase was primarily due to a $1.2 million severance expense under the terms of the transition agreement with our former CEO.  In addition, commission expense increased $0.6 million, despite the $8.4 million decrease in sales, due to increased compensation to our sales professionals under the 2006 Commission Plan and commissions paid on higher margins in 2006.  SG&A expenses increased $0.3 million for stock-based compensation for our restricted stock awards and for stock options upon the adoption of FAS 123R.  During the three months ended March 31, 2005, we did not record any stock-based compensation, as we previously accounted for stock options based on the intrinsic value method and we did not grant restricted stock until the second quarter of 2005.  Incentive compensation expense increased $0.8 million and bad debt expense increased $0.4 million during the first quarter of 2006 over the same period of last year. The increase in incentive compensation expense was primarily related to the accrual for bonuses to our executive officers and other eligible employees in an effort to promote retention and performance in 2006 and beyond. SG&A expense increased $0.3 million due to additional depreciation.

These increases were offset by decreases of $0.9 million for training expenses and $0.6 million, or approximately 5%, of salary expenses as a result of the reduction in workforce in October 2005.  Training expense was higher during the three months ended March 31, 2005 due to preparation for the implementation of GEMS in April 2005.  Expressed as a percentage of total sales, SG&A expenses increased from 17.9% during the three months ended March 31, 2005 to 19.9% for the same period of the current year.  Management is committed to reducing our expenses to match our sales and gross margin forecasts.  We plan to reduce SG&A expense as a percentage of sales by approximately 8% by the end of 2006.

Interest and Other Income, Net

Interest and other income net of interest and other expense, increased $0.6 million, during the three months ended March 31, 2006 compared to the same period in 2005.  This increase was due to the $1.5 million increase in lease related income from higher financing receivables. The increase was partially offset by the $0.9 million increase in interest expense for our secured borrowings and increased fees, higher borrowings, and a higher interest rate under our Credit Facility.  Management anticipates our lease sales and the related income will increase over the next few years as our government customers use lease arrangements to acquire access to technology as an evenly distributed operating expense, instead of discontinuous capital expenditures.

Income Taxes

Our income tax benefit was $3.8 million for the three months ended March 31, 2005, at an effective tax rate of 37.7%.  As a result of our full valuation allowance on our deferred tax assets, we did not report any income tax benefit during the three months ended March 31, 2006, despite our $10.0 million loss before income taxes.

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

Liquidity and Capital Resources

Cash flows for the three months ended March 31,

(in millions)	2006	2005	Increase
	(restated)	(restated)	(Decrease)
Cash provided by operating activities	$42.9	$31.3	$11.6
Cash used in investing activities	$(0.6)	$(1.1)	$(0.5)
Cash (used in) provided by financing activities	$(39.8)	$8.1	$(47.9)

During the three months ended March 31, 2006, our cash balance increased $2.5 million from December 31, 2005, while we reduced our borrowings under our Credit Facility. GTSI’s current assets are $92.3 million less as of March 31, 2006 when compared to December 31, 2005. This decline is mainly due to lower sales and decreased accounts receivable of $68.6 million as a result of our increased collections efforts during the first quarter of 2006. In addition, we reduced our inventory on hand by $23.5 million to mitigate our inventory risk by maintaining less inventory on hand and more effectively manage our cash flows.

During the three months ended March 31, 2006 and 2005 we made capital expenditures of $0.6 million and $1.1 million, respectively, primarily for consulting costs associated with the preparation for a future release of GEMS and the implementation of GEMS in April 2005, respectively. This resulted in a decrease in cash used in investing activities of approximately 43% during the three months ended March 31, 2006 from the same period of the prior year.

During the first quarter of 2006, we were able to fully pay our borrowings under our Credit Facility. Cash used in financing activities increased $47.9 million quarter over quarter, predominantly due to the higher outstanding balance under the Credit Facility as of December 31, 2005 as compared to December 31, 2004.

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

Capital Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $10.0 million for the three months ended March 31, 2006. Despite this fact, we were able to maintain positive cash flow from operations due to our intense collection efforts during the quarter.  We anticipate that we will continue to rely primarily on operating cash flow and a replacement revolving credit facility to finance our operating cash needs. Even though GTSI has experienced a significant loss in the first quarter of 2006, we believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations, assuming we are successful at structuring a new revolving credit facility prior to the expiration of our existing Credit Facility on May 31, 2006.

We continue to have discussions with lenders related to structuring a new revolving credit facility and on April 10, 2006 we signed a commitment letter to negotiate a new revolving credit facility with two major U.S. banks by May 31, 2006, the expiration date of the current Credit Facility. However, if we are not able to generate positive cash flow during the remainder of the year and we continue to default on the debt covenants, our revolving Credit Facility may be further restricted or terminated. We may seek additional sources of capital, including obtaining permanent financing over a longer term at fixed rates, to finance our working capital requirements or other strategic initiatives.  If we are unable to obtain alternative financing, it would likely have a material adverse affect on our financial condition and ability to continue as a going concern.

During the three months ended March 31, 2006 our obligation under letters of credit decreased $1.8 million to $150 thousand as a result of the expiration of a letter of credit to a customer upon successful completion of a physical security project.  Our contractual obligations under our operating leases as of March 31, 2006 are consistent with our year end disclosure in Item 7, MD&A “Contractual Obligations” of our 2005 Annual Report on Form 10-K/A.  We have no commitments to purchase inventory or equipment, nor do we have any off-balance sheet arrangements.

Outlook

We are committed to resolving the difficulties we experienced in 2005. In February 2006, we separated the positions of Chairman of the Board and CEO and hired a veteran member of our Board of Directors to fill the newly created President and CEO position. Our current CEO has begun implementing a turnaround strategy for us and plans to move GTSI away from our profile as a reseller toward that of a solution provider. As part of our shift from reseller to solutions provider, GTSI is integrating commercial products with off-the-shelf software to provide tailored engineering solutions for customers.

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

While we are forecasting sales for the second quarter of 2006 to be consistent with sales during the same period of the prior year, we expect decreases in total sales for 2006 as a result of our focus on improving margins instead of top line sales. We experienced strong booking margin during March 2006, exceeding quota by 22%. This booking margin is expected to translate into additional gross margin dollars and increases in gross margin as a percentage of sales during the three months ended June 30, 2006. We are working to bring our expenses more in line with our margin production. Furthermore, we anticipate high industry growth in the areas of storage, networking and physical security translating into additional sales for GTSI.

We believe we can make improvements to our operating results during the next three years. We are aggressively tackling productivity issues, with the goal to realize significant progress in the months ahead.  These productivity improvements are expected to lower SG&A expense as a percentage of sales.

In anticipation of working capital requirements in the coming months, GTSI obtained a commitment letter from a consortium of banks to negotiate a $125 million secured revolving credit facility. We are targeting to close the facility by May 31, 2006, the expiration date of our Credit Facility.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is hereby incorporated by reference to item 7A of GTSI’s Annual Report on Form 10-K/A for the year ended December 31, 2005.  There have been no material changes in our market risk from that disclosed in our Form 10-K/A.

Included in our classification of long-term debt are amounts related to lease transactions.  We have reported these amounts in Note 2 as long-term financed lease debt.  These amounts will amortize over the period of the lease instruments with no cash affect to the Company.  The balances of these liabilities were $12.3 million and $16.0 million at March 31, 2006 and December 31, 2005, respectively.  As of March 31, 2006, a change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006.  Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

During management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, we identified five material weaknesses, which are described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2005. We are currently addressing these weaknesses through a number of initiatives as described below.

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

During the second half of 2006, management decided it was necessary to restate GTSI’s prior financial statements for the years ended December 31, 2003, 2004 and 2005. As a result management concluded that GTSI had additional material weaknesses in its accounts receivable and accounts payable processes. To address these material weaknesses additional resources have been brought into the various groups, processes are being enhanced for accounting for the transfers of receivables to third parties, training initiatives are underway and performance metrics are being developed and reported.

PART II – OTHER INFORMATION

Item 5.  Defaults Upon Senior Securities

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

GTSI Corp.

/s/ JAMES J. LETO
James J. Leto
President and Chief Executive Officer

/s/ JOE RAGAN
Joe Ragan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (1)
10.2	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (1)
10.3	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (2)
10.4	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (2)
10.5	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp., the Lenders, the other Borrower Parties, and SunTrust Bank (3)
10.6	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (3)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.
(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.