Form 10-Q
period 2006-06-30
GTSI CORP
filed 2006-12-22
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of common stock, $0.005 par value, outstanding as of September 30, 2006 was 9,484,723.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒ No

GTSI CORP.
Form 10-Q for the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GTSI CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(restated see
		Note 3)
ASSETS
Current assets:
Cash	$25	$27
Accounts receivable, net	154,197	226,356
Inventory	51,598	56,819
Deferred costs	16,613	17,069
Other current assets	22,069	8,605
Total current assets	244,502	308,876
Depreciable assets, net	12,789	13,640
Long-term financing receivables and other assets	27,342	23,391
Total assets	$284,633	$345,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit agreement	$1,270	$48,014
Accounts payable	131,703	151,995
Financed lease debt	30,610	25,187
Accrued liabilities	18,160	16,603
Deferred revenue	4,899	6,020
Accrued warranty liabilities	843	849
Total current liabilities	187,485	248,668
Long-term debt	10,000	—
Long-term financed lease debt	14,121	15,996
Other liabilities	2,994	3,076
Total liabilities	214,600	267,740

Commitments and contingencies

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,390,059 outstanding at June 30, 2006; and 9,806,084 issued and 9,307,606 outstanding at December 31, 2005	49	49
Capital in excess of par value	45,438	45,104
Retained earnings	27,648	36,731
Treasury stock, 416,025 shares at June 30, 2006 and 498,478 shares at December 31, 2005, at cost	(3,102)	(3,717)
Total stockholders’ equity	70,033	78,167
Total liabilities and stockholders’ equity	$284,633	$345,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated see Note 3)		(restated see Note 3)

SALES	$180,956	$179,122	$329,236	$335,751

COST OF SALES	154,446	160,059	284,424	299,295

GROSS MARGIN	26,510	19,063	44,812	36,456

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	27,118	28,420	56,723	56,524

LOSS FROM OPERATIONS	(608)	(9,357)	(11,911)	(20,068)

INTEREST AND OTHER INCOME
Lease-related income	2,602	617	4,980	1,450
Interest and other income	587	213	865	403
Interest and other expense	(1,637)	(370)	(3,017)	(700)
Interest and other income, net	1,552	460	2,828	1,153

INCOME (LOSS) BEFORE INCOME TAXES	944	(8,897)	(9,083)	(18,915)

INCOME TAX BENEFIT	—	3,359	—	7,133

NET INCOME (LOSS)	$944	$(5,538)	$(9,083)	$(11,782)

EARNINGS (LOSS) PER SHARE
Basic	$0.10	$(0.60)	$(0.97)	$(1.29)
Diluted	$0.10	$(0.60)	$(0.97)	$(1.29)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,348	9,243	9,331	9,123
Diluted	9,465	9,243	9,331	9,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2006	2005
		(restated see Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,083)	$(11,782)
Adjustments to reconcile net loss to net cash provided by operating activities	32,835	2,927
Net cash provided by (used in) operating activities	23,752	(8,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(1,293)	(2,204)
Net cash used in investing activities	(1,293)	(2,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on credit agreement	(46,744)	(1,116)
Proceed from financed lease debt	13,978	11,259
Proceeds from long-term debt	10,000	—
Payments to acquire treasury stock	—	(1,333)
Proceeds from ESPP	95	246
Proceeds from exercises of stock options	210	1,910
Net cash (used in) provided by financing activities	(22,461)	10,966

NET DECREASE IN CASH	(2)	(93)

CASH AT BEGINNING OF PERIOD	27	387

CASH AT END OF PERIOD	$25	$294

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature (except as disclosed herein) considered necessary to present fairly GTSI’s financial position as of June 30, 2006 and its results of operations and cash flows for the three and six month periods ended June 30, 2006.

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year, or future periods.  GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns.  These patterns historically have had a negative effect on GTSI’s sales and net loss during the quarter ended June 30.

2.              New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006. GTSI is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007. GTSI is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment which must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a significant effect on the Company’s consolidated financial position or its results of operations.

3.              Restatement of Financial Statements

GTSI restated its previously issued consolidated financial statements for the year ended December 31, 2005 and the three months ended March 31, 2006.  The restatements are discussed in detail in GTSI’s Annual Report on Form 10-K/A for the year ended December 31, 2005 and Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, respectively.  The restatements as of and for the three months ended June 30, 2005 included adjustments for: i) the transfer of certain receivables to third parties in accordance with FAS 140, ii) overstatement of certain accounts payable and the related cost of sales, and iii) other miscellaneous adjustments.

A summary of the aggregate effect of these prior period adjustments on GTSI’s consolidated financial statements is shown below:

Consolidated Balance Sheet

December 31, 2005

(in thousands)

	As Previously
	Reported	As Restated
Cash	$22	$27
Accounts receivable, net	$207,886	$226,356
Inventory	$56,666	$56,819
Deferred costs	$14,909	$17,069
Other current assets	$9,118	$8,605
Total current assets	$288,601	$308,876
Long-term financing receivables and other assets	$4,416	$23,391
Total assets	$306,657	$345,907
Accounts payable	$159,038	$151,995
Financed lease debt	$—	$25,187
Accrued liabilities	$16,634	$16,603
Deferred revenue	$3,611	$6,020
Accrued warranty liabilities	$744	$849
Total current liabilities	$228,041	$248,668
Long-term financed lease debt	$—	$15,996
Other liabilities	$3,922	$3,076
Total liabilities	$231,963	$267,740
Capital in excess of par value	$42,943	$45,104
Retained earnings	$34,396	$36,731
Treasury stock	$(2,694)	$(3,717)
Total stockholders’ equity	$74,694	$78,167
Total liabilities and stockholders’ equity	$306,657	$345,907

Consolidated Condensed Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2005		June 30, 2005
	As Reported	As Restated	As Reported	As Restated
Sales	$176,490	$179,122	$337,167	$335,751
Cost of sales	$160,586	$160,059	$302,790	$299,295
Gross margin	$15,904	$19,063	$34,377	$36,456
Selling, general & admin. expenses	$28,398	$28,420	$56,689	$56,524
Loss from operations	$(12,494)	$(9,357)	$(22,312)	$(20,068)
Interest and other income, net	$354	$460	$1,083	$1,153
Loss before income taxes	$(12,140)	$(8,897)	$(21,229)	$(18,915)
Income tax benefit	$4,408	$3,359	$7,971	$7,133
Net loss	$(7,732)	$(5,538)	$(13,258)	$(11,782)

Loss per share - basic and diluted	$(0.84)	$(0.60)	$(1.45)	$(1.29)

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustment	As Restated
Operating cash flows	2,565	(11,420)	(8,855)
Investing cash flows	(2,315)	111	(2,204)
Financing cash flows	(355)	11,321	10,966

4.  Stock-Based Compensation

As of June 30, 2006, the Company has four stock-based employee compensation plans, which are described below.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  No stock-based employee compensation cost was recognized in the condensed consolidated Statement of Operations for the three or six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.  Results for the prior periods have not been restated.

As a result of adopting FAS 123R on January 1, 2006, the Company’s reported loss from operations, loss before income taxes and net loss for the three and six months ended June 30, 2006 are $304 thousand and $493 thousand lower, respectively, than if it had continued to account for share-based compensation under APB 25.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated Statement of Cash Flows.  FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  Since there was no tax benefit for stock options during the three or six months ended June 30, 2006, there was no impact on the Company’s Statement of Cash Flows for the adoption of FAS 123R.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans for the three and six months ended June 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods, as a single award.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
(in thousands, except per share data)	(restated see Note 3)	(restated see Note 3)
Net loss — as reported	$(5,538)	$(11,782)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(165)	(848)
Net loss — pro forma	$(5,703)	$(12,630)

Loss per share, basic and diluted — as reported	$(0.60)	$(1.29)

Loss per share, basic and diluted — pro forma	$(0.62)	$(1.38)

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

Three months ended
June 30, 2006
Expected volatility	49.9%
Expected dividends	—
Expected term (in years)	4.8
Risk-free rate	5.0%

Stock Options

A summary of option activity under the Company’s stock incentive plans as of June 30, 2006 and changes during the period then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2006	2,088	$8.57
Granted	733	$6.73
Exercised	(138)	$4.44
Forfeited	(92)	$7.87
Expired	(255)	$10.85
Outstanding at June 30, 2006	2,336	$8.01	5.0	$740
Exercisable at June 30, 2006	1,489	$8.56	4.1	$734

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $6.74 and $8.41, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $19 thousand and $1,758 thousand, respectively. During the three months ended June 30, 2006, 15 thousand stock options were exercised under the Company’s stock option plans and issued from treasury stock. During the six months ended June 30, 2006, a Company executive exercised 100,000 options and received 31,073 shares of GTSI common stock that were issued from the Company’s treasury stock. In addition, 37,500 other options were exercised during the six months ended June 30, 2006 and issued from treasury stock. Due to the full valuation allowance on the Company’s deferred tax assets, no tax benefit for the exercise of stock options was recognized during the six months ended June 30, 2006. The tax benefit of stock options exercised during the three and six months ended June 30, 2005 was $681 thousand and $775 thousand, respectively.

For the three months ended June 30, 2006 and 2005, the Company recorded charges of $33 thousand for each period, for stock-based compensation granted to non-employees based on the fair value method.

Restricted Shares

During the six months ended June 30, 2006, 1,667 shares of restricted stock were granted. During the six months ended June 30, 2005, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board, which vested in June 2006. The Company recorded approximately $12 thousand and $218 thousand, respectively, in stockholders’ equity for deferred compensation for the six months ended June 30, 2006 and 2005.  The deferred compensation is amortized on a straight-line basis over the vesting period of the grants. During the six months ended June 30, 2006 and 2005, approximately $102 thousand and $18 thousand, respectively, was recorded as stock compensation expense for restricted stock.

The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of June 30, 2006, and changes during the period ended June 30, 2006, is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	50	$8.16
Granted	2	$7.20
Cancelled	(3)	$8.09
Restricted lapse	(27)	$8.19
Nonvested at June 30, 2006	22	$8.02

Unrecognized Compensation

As of June 30, 2006, there was $3.1 million of total unrecognized compensation cost related to nonvested stock-based awards.  That cost is expected to be recognized over a period of 5.1 years.  During the three and six months ended June 30, 2006, respectively, 10,000 and 16,000 awards vested.

5.   Lease Receivables

The Company offers lease arrangements to its customers. These arrangements typically are for periods from two to four years and are accounted for as sales-type leases. The Company’s net investment in leases  as included in the consolidated balance sheets in accounts receivable, net were as follows (in thousands):

	June 30, 2006	December 31, 2005
		(restated see Note 3)
Future minimum lease payments receivable	$53,082	$30,736
Unguaranteed residual values	10,808	8,723
Unearned income	(9,103)	(6,328)
Net investment in lease	$54,787	$33,131

6.   Inventory

Inventory is valued at the lower of cost or market. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions by recording a reserve to inventory on the balance sheet. As of June 30, 2006 and December 31, 2005, the balance of the reserve was $3.6 million and $6.8 million, respectively.

7.   Debt

a.  Credit Agreements

The Company entered into a credit agreement of $125 million on June 2, 2006 with SunTrust Bank and Bank of America, N.A. to provide a credit facility in an aggregate amount not to exceed $125 million (the “Credit Agreement”). This Credit Agreement replaced GTSI’s former credit facility which expired on May 31, 2006.

The Credit Agreement provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Agreement at any time is limited to the lesser of $125 million or a collateral-based borrowing base less outstanding obligations. The Credit Agreement subjects GTSI to certain covenants limiting its ability to (i) freely incur debt; (ii) make certain guarantees; (iii) make certain restricted payments, purchases or investments; (iv) enter into specified transactions with affiliates; (v) acquire real estate and (vii) enter into sales and leaseback transactions. The Credit Agreement carries an interest rate generally indexed to the Prime Rate plus 25 basis points. The average interest rate for the three months ended June 30, 2006 was 8.0%.  The Credit Agreement contains negative financial performance covenants, information covenants and certain affirmative covenants. As of June 30, 2006, GTSI was in compliance with all covenants set forth in the Credit Agreement. As of June 30, 2006 GTSI had available credit under the Credit Agreement of $31.1 million.

On June 2, 2006, the Company also entered into a subordinated secured long-term loan agreement with Crystal Capital Fund, L.P. (the “Term Loan”) to provide an additional $10 million of financing.  The interest rate on the Term Loan is Prime plus 5.0% per annum. The average interest rate for the three months ended June 30, 2006 was 13.0%.  This agreement contains a prepayment penalty if the Company chooses to repay the loan before one year.

On July 13, 2006, GTSI executed a First Amendment to the Credit Agreement to increase the revolving credit agreement $10 million to $135 million and add several banks to the lender syndicate.

On November 30, 2006, GTSI and its lenders executed a Second Amendment to the Company’s Credit Agreement to revise several provisions contained in Definitions, Interest, Minimum EBITDA, and Fixed Charge Coverage Ratio sections.  In exchange for these financial accommodations the Company agreed to make a one-time payment to each Lender in an amount equal to 0.15% of such Lender’s portion of the Revolving Loan Commitment. Non-compliance with the covenants would allow the creditors to accelerate the loan under certain conditions.

On November 30, 2006, GTSI and its wholly owned subsidiaries also amended the Company’s Term Loan by entering into an amendment with the Lenders and Crystal Capital Fund, L.P., under similar terms as the Second Amendment to the Credit Agreement.

b.  Financed Lease Debt

As the transfers of the financing receivables did not meet the sale criteria under FAS 140, the receipts of cash from the third party financing companies are accounted for as secured borrowings, which are included in the accompanying consolidated balance sheets as financed lease debt.   The Company has received cash of $5.9 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively, and received cash of $14.0 million and $11.3 million for the six months ended June 30, 2006 and 2005, respectively, related to the transfer of certain financing receivables to third parties.

The terms of the financed lease debt generally correspond to the terms of the underlying lease agreements, generally two to four years.  The secured financed debt is secured by the related lease and other receivables.   The Company recognized interest expense associated by the secured financing debt of $0.8 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and of $1.5 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

8.  Contract Termination Costs

In October 2005 and February 2006 the Company implemented two reductions in workforce to eliminate duplication within the organization and move out of activities which have failed to yield adequate profitability. These actions resulted in excess office space for which the Company recorded a charge during the quarter ended June 30, 2006 of $166 thousand for the consolidation of facilities. Of the remaining $151 thousand liability at June 30, 2006, $89 thousand represents a non-current liability for costs to be incurred though 2008 related to facilities that are sub-leased or anticipated to be sub-leased at rates below the Company’s costs. This charge is included in selling, general & administrative expenses on the accompanying Statement of Operations. During the three months ended June 30, 2006 GTSI received $120 thousand of sublease income for this excess space. Although the sublease ended during the second quarter, the Company continues to actively market the space available in an effort to offset future expenses.

Changes in the contract termination cost reserve for the quarter ended June 30, 2006 (in thousands) were as follows:

Contract termination charge	$166
Less: Cash payments	(15)
Contract termination liability as of June 30, 2006	$151

9.  Earnings (Loss) Per Share

Basic loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested.  Diluted loss per share is computed similarly to basic loss per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

Antidilutive employee stock options totaling 634 thousand shares have been excluded for the three months ended June 30, 2005. Anti-dilutive employee stock options totaling 227 thousand and 642 thousand shares were excluded for the six months ended June 30, 2006 and 2005, respectively. Unvested restricted stock units totaling 23 thousand and 6 thousand shares have been excluded for the three months ended June 30, 2006 and 2005, respectively. Unvested restricted stock units totaling 24 thousand and 3 thousand shares have been excluded for the six months ended June 30, 2006 and 2005, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated – see Note 3)		(restated – see Note 3)
Numerator:
Net income (loss)	$944	$(5,538)	$(9,083)	$(11,782)

Denominator:
Weighted average shares outstanding
Basic	9,348	9,243	9,331	9,123
Effect of dilutive securities	117	N/A	N/A	N/A
Diluted	9,465	9,243	9,331	9,123

Net earnings (loss) per share:
Basic	$0.10	$(0.60)	$(0.97)	$(1.29)
Diluted	$0.10	$(0.60)	$(0.97)	$(1.29)

10.   Income Taxes

The Company has provided a valuation allowance against the full amount of the net deferred tax assets at June 30, 2006 because, in the opinion of management, it is not more likely than not that these deferred tax assets will be realized. Therefore, no income tax benefit was reported in the Statement of Operations on the loss before income taxes of $9.1 million for the six months ended June 30, 2006.

 11.    Commitments and Contingencies

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

	Six months ended
	June 30,
	2006	2005
Accrued warranties at beginning of period	$849	$2,429
Charges made against warranty liabilities	(217)	(767)
Adjustments to warranty reserves	173	(196)
Accruals for additional warranties sold	38	159
Accrued warranties at end of period	$843	$1,625

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract.  The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Six months ended
	June 30,
	2006	2005
Deferred warranty revenue at beginning of period	$1,361	$2,599
Deferred warranty revenue recognized	(557)	(729)
Revenue deferred for additional warranties sold	227	72
Deferred warranty revenue at end of period	$1,031	$1,942

Letters of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $150 thousand at June 30, 2006 and December 31, 2005, as a security deposit for all tenant improvements associated with the lease.

As of June 30, 2006, the Company had an outstanding letter of credit, scheduled to expire in June 2007, to a customer in the amount of $4.6 million to guarantee the performance by the Company of its obligations under the contract. GTSI provided one of its vendors a $3.0 million letter of credit as collateral for a line of credit of $25 million.

As of December 31, 2005, GTSI had an outstanding letter of credit to a customer in the amount of $1.75 million to guarantee the performance by the Company of all obligations under the contract.  This obligation expired on February 28, 2006.

Employment Agreements

As of December 31, 2005, the Company had an employment agreement with its former Chief Executive Officer which provided for payment of $0.7 million upon termination of employment. This agreement was terminated on February 15, 2006 when the Company entered into a transition agreement with its former CEO (the “Transition Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the next 18 months, as well as reimbursement for certain benefits and legal fees totaling $0.1 million. As a result, the Company recorded severance expense of $1.2 million in selling, general & administrative expenses during the six months ended June 30, 2006. As of June 30, 2006, the remaining severance liability was $1.2 million which is reported in accrued liabilities.

On February 16, 2006, GTSI entered into an employment agreement with the Company’s current President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment or a change in control. In addition, GTSI has change in control agreements with 15 additional executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of June 30, 2006 no accruals have been recorded for these agreements.

Contingencies

Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business.  As of June 30, 2006, GTSI is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

12.   Subsequent Events

On August 14, 2006, GTSI received a staff determination letter from NASDAQ National Market stating that, because the Company has not filed this form 10-Q with the SEC, its stock is subject to delisting from the NASDAQ National Market. On September 14, 2006, Company representatives met with the NASDAQ Hearing Panel and GTSI was granted an extension in order to remedy its filing delinquency. The Panel determined to continue listing of GTSI’s shares on the NASDAQ stock market until October 31, 2006, by which time the Company was expected to file its Form 10-Q for the three months ended June 30, 2006.  On December 4, 2006, GTSI received a staff determination letter from NASDAQ National Market granting GTSI an extension to January 9, 2007 to satisfy the requirements for continued listing under Nasdaq Market Place Rule 4310(c)(14), subject to the Company filing its Form 10-Q for the quarter ended June 30, 2006, its Form 10-Q for the quarter ended September 30, 2006, and all required restatements of prior period financial statements.

On August 16, 2006, GTSI announced that its newly hired VP of Finance and Corporate Controller, Joe Ragan, was promoted to the position of Senior Vice President and Chief Financial Officer. Mr. Ragan succeeded Thomas A. Mutryn upon his resignation after three and one half years with the Company.

On December 22, 2006, GTSI filed an amended Form 10-K/A with the SEC to restate its prior financial statements for the quarterly and annual periods ended December 31, 2005, 2004 and 2003. The restated amounts are included in the comparative information contained in this Form 10-Q as detailed in Note 3 of the consolidated condensed financial statements.

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

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections.  Words such as “expect,” “plan,” “believe,” “anticipate,”  “intend” and similar expressions are intended to identify these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:

•                  Material weaknesses in our internal control over financial reporting;

•                  The uncertainty surrounding our ability to meet the covenants under our Credit Agreement in future periods;

•                  Infrastructure failures;

•                  Our exposure to inventory risks;

•                  Changes in our management team, including our Chief Executive Officer who resigned February 15, 2006;

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

Restatement

In August 2006, management concluded that GTSI’s financial statements for the year ended December 31, 2005 and the quarter ended March 31, 2006 should be restated to correct the accounting for the transfer of receivables, the overstatement of accounts payable and the related costs of sales, and the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements. As result of the corrections of these errors, we restated our financial statements as described more fully in Note 3 of our unaudited condensed consolidated financial statements in this Form 10-Q. Following the restatement, income on certain transferred receivables is being recognized over the term of the respective lease agreements, along with interest expense on financed lease debt. In addition, the transferred receivables together with related liabilities are reported in GTSI’s balance sheets following the restatement. These restatement entries resulted in an increase of $39.3 million in total assets and $35.8 million in total liabilities as of December 31, 2005 and a decrease to net loss of $1.5 million, or $0.16 per share, for the six months ended June 30, 2005. Additionally, the restatement entries affected the Statement of Cash Flows by moving cash flows from operations to cash flows from financing activities, resulting in a decrease to cash provided by operating activities of $11.4 million and increases to cash provided by investing and financing activities of $0.1 million and $11.3 million, respectively for the six months ended June 30, 2006. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated to reflect the effect of these restatements.

Overview

GTSI has more than 20 years of experience in selling IT products and solutions primarily to U.S. Federal Government customers.  We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio and wide variety of vendors.

The vast majority of the IT solutions we offer to our customers have a strong product component, and many are entirely product-based.  We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Panasonic, HP, Cisco and Sun Microsystems.  In our traditional reseller capacity, we provide governments with products for workgroup computing, such as workstations and desktops; mobility computing and communications, such as wireless-equipped notebooks and PDAs; core computing, such as servers, high-end computing, and storage systems; networking products; and a wide range of peripherals.

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

As discussed in more detail throughout our MD&A for the six months ended June 30, 2006 compared to June 30, 2005:

•                  Total sales declined $6.5 million;

•                  Gross margin as a percentage of sales increased 2.8 percentage points;

•                  Operating expenses were impacted by approximately $3.1 million of non-recurring charges related to re-financing our debt, severance and restatement fees; and

•                  Loss before income taxes decreased $9.8 million predominantly due to the $8.4 million increase in gross margin, despite our decrease in sales.

We are looking forward to significant improvements in operational and financial performance through improved margin percentages.  We have put in place a multi-element plan to move the business from lower margin product sales to higher margin solutions sales.  In the first element of our plan, we identified and exited failing or non-strategic activities, including two reductions in workforce totaling over 100 full time positions and realigning functions throughout GTSI to increase margin improvement through cost reductions.  In the second and third elements of our plan, which will progress throughout 2006 and into 2007, we will work to improve execution of the current business and deliver high value solutions.  We believe there are significant opportunities to increase our relatively low market share within the government IT market as we pursue a distinctive business model combining the concepts of a value added provider of complex IT solutions with a traditional reseller.

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

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) as of January 1, 2006 and as a result, we changed the accounting for our stock option plans from the intrinsic value method, used prior to 2006, to the fair value method as required by FAS 123R. We adopted FAS 123R using the modified-prospective-transition method. As a result of the adoption, our stock-based compensation expense increased $0.2 million during the three months ended June 30, 2006, which was recorded as selling, general & administrative expenses on our condensed consolidated Statement of Operations. In accordance with the modified-prospective-transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. There was no stock-based compensation expense related to employee stock options recognized during the three months ended June 30, 2005 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

We expect that the adoption of FAS 123R will result in additional expenses, as compared to 2005, of approximately $1.1 million based on stock options outstanding as of June 30, 2006.  We are unable to predict the ultimate impact to our annual operations, as it will depend on the level of share-based awards in 2006 and thereafter, and the actual rate of forfeitures, as compared to our estimate of forfeitures.

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

As stock-based compensation expense recognized in the condensed consolidated Statement of Operations for the first half of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $3.1 million, which will be recognized over a period of 5.1 years.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.4	89.4	86.4	89.1
Gross margin	14.6	10.6	13.6	10.9
Selling, general & administrative expenses	15.0	15.9	17.2	16.8
Loss from operations	(0.4)	(5.3)	(3.6)	(5.9)
Interest and other income, net	0.9	0.3	0.8	0.3
Income (loss) before income taxes	0.5	(5.0)	(2.8)	(5.6)
Income tax benefit	—	1.9	—	2.1
Net income (loss)	0.5%	(3.1)%	(2.8)%	(3.5)%

The following tables indicate, for the periods indicated (dollars in millions), the approximate sales by type and vendor along with related percentages of total sales.

	Three months ended June 30,				Six months ended June 30
	2006		2005		2006		2005
			(restated)				(restated)
Sales by Type
Hardware, net of reserves	$131.3	72.5%	$136.4	76.1%	$246.0	74.7%	$264.2	78.6%
Software	34.1	18.8	28.3	15.8	47.1	14.3	44.5	13.3
Resold third-party service products	6.8	3.8	9.1	5.1	15.2	4.6	19.1	5.7
Services	8.8	4.9	5.3	3.0	20.9	6.4	8.0	2.4
Total	$181.0	100.0%	$179.1	100.0%	$329.2	100.0%	$335.8	100.0%

	Three months ended June 30,				Six months ended June 30
	2006		2005		2006		2005
			(restated)				(restated)
Sales by Vendor
Panasonic	$30.7	16.9%	$33.0	18.4%	$64.2	19.5%	$72.6	21.6%
Cisco	22.4	12.4	15.2	8.5	47.1	14.3	32.2	9.6
HP	18.1	10.0	19.5	10.9	34.3	10.4	38.7	11.5
Sun Microsystems	18.7	10.4	15.3	8.5	28.9	8.8	30.0	8.9
Microsoft	20.9	11.5	17.0	9.5	23.8	7.2	19.3	5.8
Others, net of reserves	70.2	38.8	79.1	44.2	131.1	39.8	143.0	42.6
Total	$181.0	100.0%	$179.1	100.0%	$329.4	100.0%	$335.8	100.0%

Three Months Ended June 30, 2006 Compared With the Three Months Ended June 30, 2005

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns. Sales for the second quarter of 2006 increased $1.8 million, or 1.0%, compared to the same period in 2005. This increase was related to large software deals booked during the quarter. Additionally, we were positively impacted by the closure of Northrup Grumman’s reseller business in terms of reduced competition and increased availability of human capital resources in the tight labor market in the Washington DC metropolitan area.  As we continue to implement our strategy to move away from a volume focus towards deals that are more profitable, we expect increasingly higher gross margins as a percentage of sales.

An analysis of sales by type indicates sales of software increased $5.8 million and services increased $3.5 million during the three months ended June 30, 2006, compared to the three months ended June 30, 2005. These increases were partially offset by the $5.1 million decline in hardware sales and the $2.3 million decrease in sales of third party service products. The increase in services sales and decrease in third-party provided services is consistent with our plans to become a high-end solutions provider. We achieved record sales with our U.S. Communities contract, which was renewed in April 2006 for an additional two years. As a result, management expects our sales to state and local governments to continue to increase as a percentage of our total sales.

Sales of Cisco increased $7.2 million quarter over quarter, accompanied by sales increases from Sun and Microsoft of $3.4 million and $3.9 million, respectively.  These increases were partially offset by declines in sales from our Panasonic and HP vendors.  Sales from our top five vendors increased $10.8 million and increased as a percentage of total sales from 56% to 61%, reflecting the results of our focused partner initiative. We expect total sales for the three months ending September 30, 2006 to decrease over the three months ended September 30, 2005 as we change our focus from revenue growth to higher gross margins to improve the profitability of the Company.

Gross Margin

Gross margin is sales less cost of sales, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin dollars increased $7.4 million, or 39.1%, from $19.1 million for the three month period ended June 30, 2005 to $26.5 million for the three months ended June 30, 2006. This increase was due to the $1.8 million increase in sales and the decrease in cost of sales of $5.6 million. The cost of sales decrease was related to higher vendor incentive funds of $4.3 million which are recorded as a reduction of cost of sales. Gross margin as a percentage of sales increased 4.0 percentage points to 14.6% in the second quarter of 2006 from 10.6% in the second quarter of 2005. This increase was due to margins contributed by the DOD sector of our business. Gross margin percentages vary over time and may change significantly depending on our customers’ use of available contract vehicles and the mix of products sold.

Selling, General & Administrative Expenses

During the three months ended June 30, 2006, Selling, General & Administrative (“SG&A”) expenses decreased $1.3 million, or 4.6%, from the same period in 2005.  This decrease is primarily due to a $1.0 million decrease in salary expense as a result of our reductions in work force.  In addition, salary and consultant costs decreased approximately $2 million quarter over quarter as more labor was capitalized in connection with our next release of GEMS. These decreases were partially offset by increases in commission expense of $1.2 million due to higher total sales and higher margins on those sales.  SG&A expenses increased $0.3 million for stock-based compensation for stock options upon the adoption of FAS 123R and an increase in restricted stock awards.  Incentive expense increased $1.0 million over the same period of last year based on improved results during the second quarter of 2006.

Expressed as a percentage of total sales, SG&A expenses decreased from 15.9% during the three months ended June 30, 2005 to 15.0% for the same period of the current year.  Management is committed to reducing our expenses to match our sales and gross margin forecasts.

Interest and Other Income, Net

Interest and other income, net, remained relatively flat period over period.  The increase in lease-related income during the three months ended June 30, 2006 was partially offset by a $2.3 million increase in interest and other expense due to increased fees to amend our credit facility and enter into a Forbearance Agreement prior to obtaining financing under our new Credit Agreement.

Six Months Ended June 30, 2006 Compared With the Six Months Ended June 30, 2005

Sales

Sales for the first six months of 2005 were $335.8 million, compared to $329.2 million in the first six months of 2006, a decrease of $6.6 million, or 1.9%.  Our year to date sales decline is predominantly due to the $8.4 million decrease in first quarter sales related to weak performance associated with certain sales teams resulting in lower than expected bookings. This decline was partially offset during the second quarter by the increase in services sales.

An analysis of sales by type indicates the overall sales decline of $6.5 million period over period was related to the $18.2 million decrease in hardware, partially offset by the $12.9 million increase in services sales and the $2.6 million increase in software sales. Our services sales increased approximately 161% period over period from $8.0 million for the six months ended June 30, 2005 to $20.9 million for the six months ended June 30, 2006. This increase was predominantly due to significant growth in the professional services team during the past two years.  We entered 2006 with a very strong services backlog and have grown the organization in 2006 to support the growth in sales. As one of the newest organizations in GTSI, we expect the professional services group to continue to have a strong growth rate in 2007.

Gross Margin

Despite the decrease in sales, gross margin increased $8.4 million during the six months ended June 30, 2006 as compared to the prior period. This improvement was due to improved product mix, increased services revenue, and centralized pricing initiatives implemented by management. Gross margin as a percentage of sales increased 2.7% to 13.6% for the six months ended June 30, 2006.

SG&A Expenses

SG&A expenses for the six months ended June 30, 2006 remained relatively flat period over period at approximately $56.7 million. SG&A expenses as a percentage of sales increased slightly to 17.2% for the six months ended June 30, 2006. During the six months ended June 30, 2006, SG&A expenses included a $1.2 million severance expense under the terms of the transition agreement with our former CEO.  In addition, commission expense increased $1.7 million, despite the $6.5 million decrease in sales, due to commissions paid on higher margins obtained during 2006.  SG&A expenses increased $0.6 million in 2006 for stock-based compensation for our restricted stock awards and for stock options upon the adoption of FAS 123R.  Incentive compensation expense increased $1.7 million and bad debt expense increased $0.6 million during the first half of 2006 over the same period of last year. The increase in incentive compensation expense was primarily related to the accrual for bonuses to our executive officers and other eligible employees in an effort to promote retention and performance in 2006 and beyond. These increases were parially offset by decreases of $1.0 million for training expenses and $1.7 million, or 6.5%, of salary expenses as a result of the reductions in workforce in October 2005 and February 2006.

Income Taxes

Our income tax benefit was $7.1 million for the six months ended June 30, 2005, at an effective tax rate of 37.7%.  As a result of our full valuation allowance on our deferred tax assets, we did not report any income tax benefit during the six months ended June 30, 2006, despite our $9.1 million loss before income taxes.

Seasonal Fluctuations

Historically, over 95% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers.  These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year.

Historically, sales during the first and second quarters of our fiscal year have averaged approximately 17% and 21%, respectively, of our annual sales. However, we expect a change in this trend as we focus more on profitability and less on top line sales.

Our SG&A expenses are more level throughout the year. Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers.  The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.

Liquidity and Capital Resources

Cash flows for the six months ended June 30,

(in millions)	2006	2005 (restated)	Increase (Decrease)
Cash provided by (used in) operating activities	$23.8	$(8.9)	$32.7
Cash used in investing activities	$(1.3)	$(2.2)	$0.9
Cash (used in) provided by financing activities	$(22.5)	$11.0	$(33.5)

During the six months ended June 30, 2006, current assets decreased $60.3 million when compared to December 31, 2005. This decline is mainly due to decreased accounts receivable of $72.2 million as a result of our increased collections efforts during the first and second quarters of 2006. In addition, we reduced our inventory on hand by $5.2 million to mitigate our inventory risk and more effectively manage our cash flows.

Cash used in financing activities increased $33.4 million quarter over quarter, predominantly due to the higher outstanding balance under the Credit Facility as of December 31, 2005 as compared to December 31, 2004.

Liquidity

As of June 30, 2006, our working capital was $57.0 million, as compared to $60.2 million for the same period in 2005. GTSI’s current assets are $64.4 million less as of June 30, 2006 when compared to December 31, 2005. This decline is mainly due to decreased accounts receivable of $72.2 million related to lower 2006 sales, offset by increased prepaid expense of $13.6 million reported in other current assets. These prepaid expenses are related to the fees associated with obtaining financing which will be expensed over the term of our Credit Agreement.

Our treasury stock is generally reissued upon exercise of employee stock options and for the employee stock purchase plan. No shares of common stock were purchased during the six months ended June 30, 2006. As of June 30, 2006, we had remaining authorization to purchase $5.1 million of GTSI’s common stock under the plan modified by the Board of Directors in April 2005. However, the terms of our Credit Agreement restrict us from purchasing treasury stock until 2010.

Credit Agreements

We entered into a revolving credit agreement of $125 million on June 2, 2006 with SunTrust Bank and Bank of America, N.A. to provide a credit facility in an aggregate amount not to exceed $125 million (the “Credit Agreement”). This Credit Agreement replaced our former credit facility which expired on May 31, 2006.

The Credit Agreement provides access to capital through June 2, 2010 with borrowings secured by substantially all of GTSI’s assets. Borrowing under the Credit Agreement at any time is limited to the lesser of $125 million or a collateral-based borrowing base less outstanding obligations. The Credit Agreement subjects GTSI to certain covenants limiting its ability to (i) freely incur debt; (ii) make certain guarantees; (iii) make certain restricted payments, purchases or investments; (iv) enter into specified transactions with affiliates; (v) acquire real estate and (vii) enter into sales and leaseback transactions. The Credit Agreement carries an interest rate generally indexed to the Prime Rate plus 25 basis points. The Credit Agreement contains negative financial performance covenants, information covenants and certain affirmative covenants. As of June 30, 2006, we were in compliance with all covenants set forth in the Credit Agreement. As of June 30, 2006 our available credit under the Credit Agreement was $31.1 million.

On June 2, 2006, we also entered into a subordinated secured long-term loan agreement with Crystal Capital Fund, L.P. (the “Term Loan”) to provide an additional $10 million of financing.  The interest rate on the Term Loan is Prime plus 5.0% per annum. This agreement contains a prepayment penalty if we choose to repay the loan before one year.

In anticipation of working capital requirements during the latter half of 2006, on July 13, 2006 we executed a First Amendment to the Credit Agreement to increase the revolving credit agreement $10 million to $135 million and added several banks to the lender syndicate. Non-compliance with our covenants would allow the creditors to accelerate the loan under certain conditions. On November 30, 2006, GTSI executed a second amendment to the credit agreement to revise several provisions contained in the Definitions, Interest, Minimum EBITDA and Fixed Charge Coverage Ratio sections. In exchange for these financial accommodations the Company agreed to make a one-time payment to each Lender in an amount to 0.15% of such Lender’s portion of the Revolving Loan Commitment.  On November 30, 2006, GTSI and its wholly owned subsidiaries also amended the Company’s Term Loan by entering into an amendment with the Lenders and Crystal Capital Fund, L.P., under similar terms as the above referenced Second Amendment to the Credit Agreement.

Capital Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $9.1 million for the six months ended June 30, 2006. Despite this fact, we were able to maintain positive cash flow from operations due to our intense collection efforts during the six months ended June 30, 2006.  We anticipate that we will continue to rely primarily on operating cash flow and our credit agreement to finance our operating cash needs.

During the six months ended June 30, 2006 our obligations under letters of credit increased $5.9 million to $7.8 million as a result of collateral for a performance bond and a vendor line of credit, offset by the expiration of a letter of credit to a customer upon successful completion of a physical security project. We have no commitments to purchase inventory or equipment, nor do we have any off-balance sheet arrangements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the FASB issued statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment which must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a significant effect on the Company’s consolidated financial position or its results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GTSI had a $125 million Credit Agreement indexed at Prime plus 25 basis points per annum and a long-term loan of $10 million indexed at Prime plus five percent as of June 30, 2006. These credit facilities expose us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in additional interest expense during the three months ended June 30, 2006 of $0.1 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At June 30, 2006 we had $17.5 million of variable rate debt subject to interest.

Included in our long-term debt are amounts related to transferred receivables.  We have reported these amounts in Note 3 as long-term financed lease debt.  These amounts will amortize over the period of the lease instruments with no cash affect to the Company.  The balances of these liabilities were $14.1 million and $16.0 million at June 30, 2006 and December 31, 2005, respectively.  A change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006.  Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

During management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, we identified five material weaknesses, which are described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2005. We are currently making progress as described below on our planned remediation actions and expect to finalize them by mid-2007.

With respect to increasing the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP compliance, we continued to hire consultants to supplement our remaining openings while we continue our active personnel searches in the revenue recognition and general ledger accounting functions.

In regards to our remediation plan for upgrading the capabilities of certain staff in existing finance and accounting positions to improve the overall quality and integrity of record keeping and financial reporting, certain members of accounting management attended training relevant to the achievement of those objectives.

With respect to ensuring that the purchasing, order fulfillment and customer service departments are appropriately staffed and trained, several permanent positions have been filled including the newly created Inventory Control Supervisor position. In addition, we are conducting active searches for the remaining openings and are supplementing with consultants. We plan to continue to use external resources until the hiring and training of permanent staff is completed.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held its annual meeting of stockholders on May 09, 2006.

(b)           Set forth below is the matter that was presented to and voted upon by the Company’s stockholders, and the results of such stockholders’ votes.

Election of Directors

		Votes
Nominees	Votes For	Withheld
Steven Kelman	7,813,379	50,645
Barry L. Reisig	7,503,510	360,514
John M. Toups	7,503,260	360,764

ITEM 6.  EXHIBITS

The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on December 22, 2006 on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

/s/ JAMES J. LETO
James J. Leto
President and Chief Executive Officer

/s/ JOE RAGAN
Joe Ragan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (1)
10.2	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (1)
10.3	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (2)
10.4	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (2)
10.5	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp., SunTrust Bank and Bank of America (3)
10.6	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (3)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)             Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(2)             Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(3)             Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.