Form 10-Q
period 2006-09-30
GTSI CORP
filed 2006-12-22
CIK 850483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock, $0.005 par value, outstanding as of October 31, 2006 was 9,484,723.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐   Yes              ☒   No

GTSI Corp.

Form 10–Q for the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.                                                     Financial Statements

GTSI CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated see Note 3)
ASSETS
Current assets:
Cash	$6,553	$27
Accounts receivable, net	202,714	226,356
Inventory	46,445	56,819
Deferred costs	28,036	17,069
Other current assets	21,022	8,605
Total current assets	304,770	308,876
Depreciable assets, net	13,376	13,640
Long-term financing receivables and other assets	21,531	23,391
Total assets	$339,677	$345,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit agreement	$48,107	$48,014
Accounts payable	158,097	151,995
Financed lease debt	14,284	25,187
Accrued liabilities	19,275	16,603
Deferred revenue	8,174	6,020
Accrued warranty liabilities	763	849
Total current liabilities	248,700	248,668
Long-term debt	10,000	—
Long-term financed lease debt	10,916	15,996
Other liabilities	2,898	3,076
Total liabilities	272,514	267,740

Commitments and contingencies

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,484,723 outstanding at September 30, 2006; and 9,806,084 issued and 9,307,606 outstanding at December 31, 2005	49	49
Capital in excess of par value	45,256	45,104
Retained earnings	24,254	36,731
Treasury stock, 321,361 shares at September 30, 2006 and 498,478 shares at December 31, 2005, at cost	(2,396)	(3,717)
Total stockholders’ equity	67,163	78,167
Total liabilities and stockholders’ equity	$339,677	$345,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated see Note 3)		(restated see Note 3)

SALES	$241,569	$267,448	$570,805	$603,199

COST OF SALES	215,669	231,547	500,093	530,842

GROSS MARGIN	25,900	35,901	70,712	72,357

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	30,220	31,927	86,944	88,462

(LOSS) INCOME FROM OPERATIONS	(4,320)	3,974	(16,232)	(16,105)

INTEREST AND OTHER INCOME
Lease-related income	1,757	1,043	6,737	2,503
Interest and other income	1,132	570	1,889	974
Interest and other expense	(2,072)	(867)	(4,981)	(1,568)
Interest and other income, net	817	746	3,645	1,909

(LOSS) INCOME BEFORE INCOME TAXES	(3,503)	4,720	(12,587)	(14,196)

INCOME TAX BENEFIT (PROVISION)	110	(1,753)	110	5,380

NET (LOSS) INCOME	$(3,393)	$2,967	$(12,477)	$(8,816)

(LOSS) EARNINGS PER SHARE
Basic	$(0.36)	$0.32	$(1.33)	$(0.96)
Diluted	$(0.36)	$0.31	$(1.33)	$(0.96)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,404	9,217	9,356	9,155
Diluted	9,404	9,477	9,356	9,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

GTSI CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2006	2005
		(restated see Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,477)	$(8,816)
Adjustments to reconcile net loss to net cash used in operating activities	(2,744)	(43,328)
Net cash used in operating activities	(15,221)	(52,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(2,803)	(2,890)
Net cash used in investing activities	(2,803)	(2,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) Credit Agreement	93	(1,019)
Proceeds from financed lease debt	13,978	56,390
Proceeds from long-term debt	10,000	—
Payments to acquire treasury stock	—	(2,990)
Proceeds from Employee Stock Purchase Plan	95	246
Proceeds from exercises of stock options	384	2,067
Net cash provided by financing activities	24,550	54,694

NET INCREASE (DECREASE) IN CASH	6,526	(340)

CASH AT BEGINNING OF PERIOD	27	387

CASH AT END OF PERIOD	$6,553	$47

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature (except as disclosed herein) considered necessary to present fairly GTSI’s financial position as of September 30, 2006 and its results of operations and cash flows for the three and nine month periods ended September 30, 2006.

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year, or future periods.  GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns.  These patterns historically have had a positive effect on GTSI’s sales and net income during the quarter ended September 30 (the Federal government’s fiscal year end).

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

In September 2006, the SEC released SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements.  SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment which must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a significant effect on the Company’s consolidated financial position or its results of operations.

3.  Restatement of Financial Statements

GTSI restated its previously issued consolidated financial statements for the year ended December 31, 2005 and the three months ended March 31, 2006 which are discussed in detail in GTSI’s Annual Report on Form 10-K/A for the year ended December 31, 2005 and Form 10-Q/A for the three months ended March 31, 2006, respectively. The restatements for the three and nine months ended September 30, 2005 and as of December 31, 2005 included adjustments for: i) the transfer of certain receivables to third parties in accordance with FAS 140, ii) overstatement of certain accounts payable and the related cost of sales, and iii) other miscellaneous adjustments.  A summary of the aggregate effects on GTSI’s consolidated financial statements is shown below:

Consolidated Balance Sheet

December 31, 2005

(in thousands)

	As Previously
	Reported	As Restated
Cash	$22	$27
Accounts receivable, net	$207,886	$226,356
Inventory	$56,666	$56,819
Deferred costs	$14,909	$17,069
Other current assets	$9,118	$8,605
Total current assets	$288,601	$308,876
Long-term financing receivables and other assets	$4,416	$23,391
Total assets	$306,657	$345,907
Accounts payable	$159,038	$151,995
Financed lease debt	$—	$25,187
Accrued liabilities	$16,634	$16,603
Deferred revenue	$3,611	$6,020
Accrued warranty liabilities	$744	$849
Total current liabilities	$228,041	$248,668
Long-term financed lease debt	$—	$15,996
Other liabilities	$3,922	$3,076
Total liabilities	$231,963	$267,740
Capital in excess of par value	$42,943	$45,104
Retained earnings	$34,396	$36,731
Treasury stock	$(2,694)	$(3,717)
Total stockholders’ equity	$74,694	$78,167
Total liabilities and stockholders’ equity	$306,657	$345,907

Consolidated Condensed Statements of Operations (Unaudited)

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30, 2005		September 30, 2005
	As Reported	As Restated	As Reported	As Restated
Sales	$269,861	$267,448	$607,028	$603,199
Cost of sales	$237,794	$231,547	$540,584	$530,842
Gross margin	$32,067	$35,901	$66,444	$72,357
Selling, general & admin. expenses	$31,897	$31,927	$88,586	$88,462
Income (loss) from operations	$170	$3,974	$(22,142)	$(16,105)
Interest and other income, net	$4,459	$746	$5,372	$1,909
Income tax (provision) benefit	$(1,582)	$(1,753)	$6,389	$5,380
Net income (loss)	$2,877	$2,967	$(10,381)	$(8,816)
Earnings (loss) per share, basic	$0.31	$0.32	$(1.13)	$(0.96)
Earnings (loss) per share, diluted	$0.30	$0.31	$(1.13)	$(0.96)

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustment	As Restated
Operating cash flows	4,560	(56,704)	(52,144)
Investing cash flows	(3,057)	167	(2,890)
Financing cash flows	(1,855)	56,549	54,694

4.  Stock-Based Compensation

As of September 30, 2006, the Company has four stock-based employee compensation plans, which are described below.  Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  No stock-based employee compensation cost was recognized in the condensed consolidated Statement of Operations for the three or nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.  Results for the prior periods have not been restated.

As a result of adopting FAS 123R on January 1, 2006, the Company’s reported loss from operations, loss before income taxes and net loss for the three and nine months ended September 30, 2006 are $310 thousand and $803 thousand lower, respectively, than if it had continued to account for share-based compensation under APB 25.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated Statement of Cash Flows.  FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  Since there was no tax benefit for stock options during the three or nine months ended September 30, 2006, there was no impact on the Company’s Statement of Cash Flows for the adoption of FAS 123R.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods, as a single award.

	Three months ended	Nine months ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005
	(restated see Note 3)	(restated see Note 3)
Net income (loss) – as reported	$2,967	$(8,816)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(368)	(1,262)
Net income (loss) – pro forma	$2,599	$(10,078)

Earnings (loss) per share - as reported
Basic	$0.32	$(0.96)
Diluted	$0.31	$(0.96)

Earnings (loss) per share – pro forma
Basic	$0.28	$(1.10)
Diluted	$0.27	$(1.10)

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

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of GTSI’s stock.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted has been determined based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the five year U.S. Treasury rates at the time of grant which approximates GTSI’s 4.7 year expected term of the option.

Three months ended
September 30, 2006

Expected volatility	48.1%
Expected dividends	—
Expected term (in years)	4.7
Risk-free rate	5.0%

Stock Options

A summary of option activity under the Company’s stock incentive plans as of September 30, 2006 and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)			($000)

Outstanding at January 1, 2006	2,088	$8.57
Granted	783	$6.82
Exercised	(183)	$4.29
Forfeited	(188)	$7.55
Expired	(291)	$10.82
Outstanding at September 30, 2006	2,209	$8.09	4.6	$17,883
Exercisable at September 30, 2006	1,340	$8.76	3.5	$11,736

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $8.09 and $8.02, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $6.82 and $7.62, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $164 thousand and $43 thousand, respectively.  During the three and nine months ended September 30, 2006, 45,000 shares and 182,500 shares, respectively, of stock options were exercised under the Company’s stock option plans. During the nine months ended September 30, 2006, a Company executive exercised 100,000 stock options and received 31,073 shares of GTSI common stock in a net share settlement, where he effectively tendered shares. In addition, during the three and nine months ended

September 30, 2006, 45,000 and 82,500, respectively, other stock options were exercised and common stock were issued from treasury stock.  Due to the full valuation allowance on the Company’s deferred tax assets, no tax benefit for the exercise of stock options was recognized during the nine months ended September 30, 2006. The tax benefit of stock options exercised during the three and nine months ended September 30, 2005 was $16 thousand and $791 thousand, respectively.

For the nine months ended September 30, 2006 and 2005, the Company recorded charges of $33 thousand for each period for stock-based compensation granted to non-employees based on the fair value method.

Restricted Shares

During the nine months ended September 30, 2006, 56,331 shares of restricted stock were granted. During the nine months ended September 30, 2005, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board, which vested in June 2006. During the nine months ended September 30, 2005, the Company also issued 23,333 shares of restricted stock to employees, scheduled to vest on the third, fourth and fifth anniversaries of the grant date in equal installments.  The Company recorded $346 thousand and $420 thousand, respectively, in stockholders’ equity for deferred compensation for the nine months ended September 30, 2006 and 2005.  The deferred compensation is amortized on a straight-line basis over the vesting period of the grants. During the nine months ended September 30, 2006 and 2005, $157 thousand and $77 thousand, respectively, was recorded as stock compensation expense for restricted stock.

The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of September 30, 2006, and changes during the period ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
	(000)
Nonvested at January 1, 2006	50	$8.16
Granted	56	$7.34
Forfeited	(8)	$8.09
Restricted lapse	(27)	$8.19
Nonvested at September 30, 2006	71	$7.50

Unrecognized Compensation

As of September 30, 2006, there was $3.2 million of total unrecognized compensation cost related to nonvested stock-based awards.  That cost is expected to be recognized over a period of 4.7 years.  During the three and nine months ended September 30, 2006, approximately 8 thousand and 17 thousand awards vested.

5.  Lease Receivables

The Company offers lease arrangements to its customers.  These arrangements typically are for periods from two to four years. The Company’s net investment in leases as included in the Consolidated Balance Sheets in accounts receivable, net and long-term financing receivables and other assets was as follows (in thousands):

	September 30, 2006	December 31, 2005
Future minimum lease payments receivable	$31,078	$30,736
Unguaranteed residual values	10,864	8,723
Unearned income	(8,074)	(6,328)
Net investment in lease	$33,868	$33,131

6.  Inventory

Inventory is valued at the lower of cost or market. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions by recording a reserve to inventory on the balance sheet. As of September 30, 2006 and December 31, 2005, the balance of the reserve was $1.8 million and $6.8 million, respectively.

7.  Debt

a.  Credit Agreements

During the nine months ended September 30, 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Agreement”). This Credit Agreement replaced GTSI’s former credit facility which expired on May 31, 2006.

The Credit Agreement provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Agreement at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Agreement subjects GTSI to certain covenants limiting its ability to (i) freely incur debt; (ii) make certain guarantees; (iii) make certain restricted payments, purchases or investments; (iv) enter into specified transactions with affiliates; (v) acquire real estate and (vii) enter into sales and leaseback transactions. The Credit Agreement carries an interest rate generally indexed to the Prime Rate plus 25 basis points.  The average interest rate for the three months ended September 30, 2006 was 8.5%.  As of September 30, 2006 GTSI had available credit under the Credit Agreement of $37.6 million.

The Credit Agreement contains negative financial performance covenants, information covenants and certain affirmative covenants. As of September 30, 2006, the Company was not in compliance with a financial covenant, which required the Company to maintain a minimum trailing twelve month EBITDA. On November 3, 2006 the Company and its lenders entered into an agreement to waive the above-referenced financial covenant default during the third quarter of 2006.  Non-compliance with covenants would allow the creditors to accelerate the loan under certain conditions.

At September 30, 2006, the Company has a subordinated secured long-term loan of $10 million (the “Term Loan”). The interest rate on the Term Loan is Prime plus 5.0% per annum and is due monthly.  The average interest rate for the three months ended September 30, 2006 was 13.3%.  This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable for the first twelve months of the agreement, less interest paid through current or (ii) 1% of the amount prepaid.

b.  Financed Lease Debt

As the transfers of the financing receivables did not meet the sale criteria under FAS 140, the receipts of cash from the third party financing companies are accounted for as secured borrowings, which are included in the accompanying Consolidated Balance Sheets as financed lease debt.   The Company received no cash for the three months ended September 30, 2006 and cash of $45.1 million for the three months ended September 30, 2005, and received cash of $14.0 million and $56.4 million for the nine months ended September 30, 2006 and 2005, respectively, related to the transfer of the financing receivables to third parties.

The terms of the financed lease debt generally correspond to the terms of the underlying lease agreements, generally two to four years.  The financed debt is secured by the related lease and other receivables.   The Company recognized interest expense associated with the secured financing debt of $0.5 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and of $2.0 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively.

8.  Contract Termination Costs

In October 2005 and February 2006 the Company implemented two reductions in workforce to eliminate duplication within the organization and move out of activities which have failed to yield adequate profitability. These actions resulted in excess office space for which the Company recorded a charge during the nine months ended September 30, 2006 of $166 thousand for the consolidation of facilities. Of the remaining $136 thousand liability at September 30, 2006, $73 thousand represents a non-current liability for costs to be incurred though 2008 related to facilities that are sub-leased or anticipated to be sub-leased at rates below the Company’s costs. This charge is included in selling, general & administrative expenses on the accompanying Statement of Operations. Although the sublease ended during the second quarter, the Company continues to actively market the space available in an effort to offset future expenses. Contract termination cost reserve activities as of and for the nine months ended September 30, 2006 (in thousands) were as follows:

Contract termination charge	$166
Less: cash payments	(30)
Contract termination liability as of September 30, 2006	$136

9.  Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net loss or income by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested.  Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

Anti-dilutive employee stock options totaling 161 thousand were excluded for the three months ended September 30, 2006 and options totaling 257 thousand and 673 thousand shares, respectively, were excluded for the nine months ended September 30, 2006 and 2005.  Unvested restricted stock units totaling 61 thousand and 37 thousand shares, respectively, have been excluded for the three and nine months ended September 30, 2006 and unvested restricted stock units totaling 45 thousand and 17 thousand, respectively, have been excluded for the three and nine months ended September 30, 2005.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated – see Note 3)		(restated – see note 3)

Numerator:
Net (loss) income	$(3,393)	$2,967	$(12,477)	$(8,816)

Denominator:
Weighted average shares outstanding
Basic	9,404	9,217	9,356	9,155
Effect of dilutive securities	N/A	260	N/A	N/A
Diluted	9,404	9,477	9,356	9,155

Net (loss) earnings per share:
Basic	$(0.36)	$0.32	$(1.33)	$(0.96)
Diluted	$(0.36)	$0.31	$(1.33)	$(0.96)

10.  Income Taxes

The Company has provided a valuation allowance against the full amount of the net deferred tax assets at September 30, 2006 because, in the opinion of management, it is not more likely than not that these deferred tax assets will be realized.  The Company recorded a $0.1 million benefit in the Statement of Operations during the three and nine months ended September 30, 2006 related to the release of a tax contingency reserve that was no longer probable.

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

	Nine months ended
	September 30,
	2006	2005
Accrued warranties at beginning of period	$849	$2,429
Charges made against warranty liabilities	(426)	(989)
Adjustments to warranty reserves	114	(612)
Accruals for additional warranties sold	226	183
Accrued warranties at end of period	$763	$1,011

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract.  The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Nine months ended
	September 30,
	2006	2005
Deferred warranty revenue at beginning of period	$1,361	$2,599
Deferred warranty revenue recognized	(900)	(1,072)
Revenue deferred for additional warranties sold	2,194	102
Deferred warranty revenue at end of period	$2,655	$1,629

Letters of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $150 thousand at September 30, 2006 and December 31, 2005, as a security deposit for all tenant improvements associated with the lease.

As of September 30, 2006, the Company had an outstanding letter of credit, scheduled to expire in June 2007, to a customer in the amount of $4.6 million to guarantee the performance by the Company of its obligations under the contract. GTSI provided one of its vendors a $3.0 million letter of credit as collateral for a line of credit of $25 million.

As of December 31, 2005, GTSI had an outstanding letter of credit to a customer in the amount of $1.75 million to guarantee the performance by the Company of all obligations under the contract.  This obligation expired on February 28, 2006.

Employment Agreements

As of December 31, 2005, the Company had an employment agreement with its former Chief Executive Officer which provided for payment of $0.7 million upon termination of employment. This agreement was terminated on February 15, 2006 when the Company entered into a transition agreement with its former CEO (the “Transition Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the next 18 months, as well as reimbursement for certain benefits and legal fees of approximately $0.1 million.  As a result, the Company recorded severance expense of $1.2 million in selling, general & administrative expenses during the nine months ended September 30, 2006. The balance of the severance liability related to these severance payments, which is included in accrued liabilities, is $637 thousand as of September 30, 2006.

On February 16, 2006, GTSI entered into an employment agreement with the Company’s current President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment or a change in control. In addition, GTSI has change in control agreements with 15 additional executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of September 30, 2006, no accruals have been recorded for these agreements.

Contingencies

Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business.  As of September 30, 2006, GTSI is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

12.  Subsequent Events

On November 3, 2006, GTSI received a staff determination letter from NASDAQ National Market granting GTSI an extension to November 30, 2006 to satisfy the requirements for continued listing under Nasdaq Market Place Rule 4310(c)(14), subject to the Company filing its Form 10-Q for the quarter ended June 30, 2006, its Form 10-Q for the quarter ended September 30, 2006, and all required restatements of prior period financial statements.

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

On December 4, 2006, GTSI received a staff determination letter from NASDAQ National Market granting GTSI an extension to January 9, 2007 to satisfy the requirements for continued listing under Nasdaq Market Place Rule 4310(c)(14), subject to the Company filing its Form 10-Q for the quarter ended June 30, 2006, its Form 10-Q for the quarter ended September 30, 2006, and all required restatements.

On December 22, 2006, GTSI filed an amended Form 10-K/A with the SEC to restate its prior financial statements for the quarterly and annual periods ended during the years ended December 31, 2005 and 2004 and an amended Form 10-Q to restate its prior financial statements for the quarters ended March 31, 2006 and March 31, 2005. The restated amounts are included in the comparative information contained in this Form 10-Q as detailed in Note 3 of the consolidated condensed financial statements.  On December 22, 2006 GTSI filed a Form 10-Q for the quarter ended June 30, 2006.

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

Restatement

In August 2006, management concluded that GTSI’s financial statements for the year ended December 31, 2005 and the quarter ended March 31, 2006 should be restated to correct the accounting for the transfer of receivables, the overstatement of accounts payable and the related costs of sales, and the recording of miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements. As result of the corrections of these errors, we restated our financial statements as described more fully in Note 3 of our unaudited condensed consolidated financial statements.  These restatements resulted in a decrease to net loss of $1.6 million and decreased loss per share by $0.18 for the nine months ended September 30, 2005. Additionally, the restatement entries affected the Statement of Cash Flows by moving cash flows from operations to cash flows from financing activities, resulting in a decrease to cash provided by operating activities of $56.7 million and increases to cash provided by investing and financing activities of $0.2 million and $56.5 million, respectively, for the nine months ended September 30, 2006. Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated to reflect the effect of these restatements.

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

To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of financial services capable of managing the entire technology lifecycle.  We offer leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expenditures.  This model is in high demand from our customers, and we believe it represents a distinctive advantage.  We expect to continue to expand our sales from leasing arrangements for IT products and solutions in 2006 and 2007.

As discussed in more detail throughout our MD&A for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

•                  Total sales declined $32.4 million;

•                  Gross margin as a percentage of sales increased 40 basis points;

•                  Operating expenses were impacted by approximately $5.3 million of non-recurring charges related to refinancing our debt, severance and restatement fees; and

•                  Loss before income taxes for the nine months ended September 30, 2006 decreased $1.6 million.

We are looking forward to significant improvements in operational and financial performance through improved margin percentages.  We have put in place a multi-element plan to move the business from lower margin product sales to higher margin solutions sales.  In the first element of our plan, we identified and exited failing or non-strategic activities, including two reductions in workforce totaling over 100 full time positions and realigning functions throughout GTSI to increase margin improvement through cost reductions.  In the second and third elements of our plan, which will progress throughout 2006 and 2007, we will work to improve execution of the current business and deliver high value solutions.  We believe there are significant opportunities to increase our relatively low market share within the government IT market as we pursue a distinctive business model combining the concepts of a value added provider of complex IT solutions with a traditional reseller.

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

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) as of January 1, 2006 and as a result, we changed the accounting for our stock option plans from the intrinsic value method, used prior to 2006, to the fair value method as required by FAS 123R. We adopted FAS 123R using the modified-prospective-transition method. As a result of the adoption, our stock-based compensation expense increased $0.8 million during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, which was recorded as selling, general & administrative expenses on our condensed consolidated Statement of Operations. In accordance with the modified-prospective-transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. There was no stock-based compensation expense related to employee stock options recognized during the nine months ended September 30, 2005 because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

We expect that the adoption of FAS 123R will result in additional stock-based compensation expense of approximately $1.1 million for the year ended December 31, 2006.  We are unable to predict the ultimate impact to our operations, as it will depend on the level of share-based awards in 2006 and thereafter, and the actual rate of forfeitures, as compared to our estimate of forfeitures.

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

As stock-based compensation expense recognized in the condensed consolidated Statement of Operations for the third quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $3.2 million, which will be recognized over a period of 4.7 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.3	86.6	87.6	88.0
Gross margin	10.7	13.4	12.4	12.0
Selling, general & administrative expenses	12.5	11.9	15.2	14.7
(Loss) income from operations	(1.8)	1.5	(2.8)	(2.7)
Interest and other income, net	0.3	0.3	0.6	0.3
(Loss) income before income taxes	(1.5)	1.8	(2.2)	(2.4)
Income tax benefit (provision)	—	(0.7)	—	0.9
Net (loss) income	(1.5)%	1.1%	(2.2)%	(1.5)%

The following tables indicate, for the periods indicated (dollars in millions), the approximate sales by type and vendor along with related percentages of total sales.

	Three months ended September 30,				Nine months ended September 30
Sales by Type	2006		2005		2006		2005
			(restated)				(restated)
Hardware, net of reserves	$178.7	74.1%	$221.7	82.9%	$424.7	74.4%	$485.9	80.6%
Software	35.4	14.6	37.2	13.9	82.4	14.4	81.7	13.5
Resold third-party service products	10.3	4.2	2.9	1.1	25.5	4.5	22.0	3.6
Services	17.2	7.1	5.6	2.1	38.2	6.7	13.6	2.3
Total	$241.6	100.0%	$267.4	100.0%	$570.8	100.0%	$603.2	100.0%

	Three months ended September 30,				Nine months ended September 30
Sales by Vendor	2006		2005		2006		2005
			(restated)				(restated)
Panasonic	$43.5	18.1%	$52.2	19.5%	$107.7	18.8%	$124.9	20.7%
Cisco	48.1	19.9	43.5	16.3	95.2	16.7	75.7	12.6
Sun Microsystems	25.7	10.6	49.6	18.6	54.6	9.6	79.7	13.2
HP	19.1	7.9	27.5	10.3	53.5	9.4	66.2	11.0
Microsoft	4.4	1.8	7.7	2.9	28.3	5.0	27.0	4.5
Other, net of reserves	100.8	41.7	86.9	32.4	231.5	40.5	229.7	38.0
Total	$241.6	100.0%	$267.4	100.0%	$570.8	100.0%	$603.2	100.0%

Three Months Ended September 30, 2006 Compared With the Three Months Ended September 30, 2005

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns. Sales for the three months ended September 30, 2006 decreased $25.9 million, or 9.7%, compared to the three months ended September 30, 2005.  The reasons for the sales declines include weak performance associated with certain sales teams resulting in lower than expected bookings. Sales were also impacted by the non-recurrence of a large lease transaction for $25.1 million that occurred during the three months ended September 30, 2005 and not during the three months ended September 30, 2006. Sales to certain government agencies were below previous periods, and we have taken steps to align the resources in the organization with the margin potential.

An analysis of sales by type indicates the $43.0 million decrease in hardware sales was the predominant driver of the overall sales decline of $25.9 million period over period. The decline in hardware sales was partially offset by the $11.6 million increase in service sales and the $7.4 million increase in resold third party product sales during the same period. Our services sales more than tripled period over period to $17.2 million for the three months ended September 30, 2006 from $5.6 million for the three months ended September 30, 2005.  The increase in services sales was predominantly due to significant growth in our professional services team.  Consistent with our plans to become a high-end solutions provider, we expect to continue to have a strong growth rate, in terms of gross margin dollars, in this department during 2007.

Other than sales of Cisco, our sales from our other top four vendors declined quarter over quarter.   The $25.9 million decrease in sales mainly comprised a $8.7 million, or 16.7%, decrease in sales of our top vendor, Panasonic and a $23.9 million, or 48.2%, decrease in Sun Microsystems sales.  These declines were partially offset by the $4.6 million increase in Cisco and the $13.9 million increase in other vendors, net of reserves, during the three months ended September 30, 2006.

Gross Margin

Gross margin is sales less cost of sales, which includes product cost, freight, warranty maintenance cost and certain other expenses related to the cost of acquiring products. Gross margin decreased $10.0 million, or 27.9%, from $35.9 million for the three months ended September 30, 2005 to $25.9 million for the three months ended September 30, 2006. This decrease was caused by the $25.9 million decease in sales and the lower decrease in cost of sales of $15.9 million. The gross margin decrease was related to decreases in vendor incentive funds of $3.5 million and contract price protection of $8.3 million, both of which are recorded as a reduction of cost of sales. Vendor incentive funds decreased due to decreased sales period over period and changes in vendor incentive fund programs.

As a result of increased costs described above, gross margin as a percentage of sales decreased 2.7 percentage points to 10.7% in the third quarter of 2006 from 13.4% in the third quarter of 2005. Gross margin percentages vary over time and may change significantly depending on our customers’ use of available contract vehicles and the mix of products sold.

Selling, General & Administrative Expenses

During the three months ended September 30, 2006, selling, general & administrative (“SG&A”) expenses decreased $1.7 million, or 5.3%, from the same period in 2005.  This decrease is due to a $0.8 million decrease in salary expense as a result of our reductions in work force, and decreased commission expense of $1.3 million, due to decreased sales and gross margins results through September 30, 2006.  In addition, net salaries and benefits expenses decreased approximately $0.5 million quarter over quarter as more labor was capitalized in connection with our next release of GEMS.

These decreases were offset by additional costs during the three months ended September 30, 2006, primarily associated with the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003, as well as the three months ended March 31, 2006.  As a result of restatement efforts, the following expenses increased during the three months ended September 30, 2006, as compared with the three months ended September 30, 2005 consultants expense increased $0.8 million from $1.6 million to $2.4 million, legal fees increased $0.4 million from $0.1 million to $0.5 million, and accounting fees increased from $0.2 million to $0.4 million.  SG&A expenses also increased $0.3 million for stock-based compensation for stock options upon the adoption of FAS 123R.

Expressed as a percentage of total sales, SG&A expenses increased from 11.9% during the three months ended September 30, 2005 to 12.5% for the same period of the current year.

Interest and Other Income, Net

Interest and other income, increased $0.1 million, or 9.5%, from the three months ended September 30, 2005 to the same period in 2006.  The increase to interest and other income, net was due mainly to increased interest and other income, offset by increased interest expense, due to increased fees, higher borrowings, and a higher interest rate under our Credit Agreement, as well as $1.2 million increase in interest expense due to the financed lease debt balances recorded in accordance with FAS 140.

Income Taxes

We recorded a tax benefit of $0.1 million for the three months ended September 30, 2006 compared to a tax provision of $1.8 million in the same period last year.  The tax benefit recorded during the three months ended September 30, 2006 resulted from the release of a tax contingency reserve that is no longer probable and we have provided a valuation allowance against the full amount of the net deferred tax assets at September 30, 2006.  The tax provision recorded during the three months ended September 30, 2005 was due to GTSI’s income before income taxes of $4.7 million for the three months ended September 30, 2005.

Nine months Ended September 30, 2006 Compared With the Nine months Ended September 30, 2005

Sales

Sales for the nine months ended September 30, 2006 were $570.8 million, compared to $603.2 million for the nine months ended September 30, 2005, a decrease of $32.4 million, or 5.4%.  Our year to date sales decline is due to the $8.4 million decrease in first quarter sales and the $25.9 million decrease in the third quarter sales, related to weak performance associated with certain sales teams resulting in lower than expected bookings. This decline was partially offset during the second quarter by the increase in services sales.

An analysis of sales by type indicates the $61.2 million decrease in hardware sales was the predominant driver of the overall sales decline of $32.4 million period over period. Decreased hardware sales were partially offset by the $24.6 million increase in services sales and the $3.5 million increase in resold third party product sales during the same period. Our services sales increased 180% period over period to $38.2 million for the nine months ended September 30, 2006 from $13.6 million for the nine months ended September 30, 2005.  The increase in services sales is consistent with our plans to become a high-end solutions provider. We achieved record sales with our U.S. Communities contract, which was renewed in April 2006 for an additional two years. As a result, management expects our sales to state and local governments to continue to increase as a percentage of our total sales.

Other than sales of Cisco and Microsoft, our sales from our other top three vendors declined year over year.  Our $32.4 million decrease in sales mainly comprised a $17.2 million, or 13.8%, decrease in sales of our top vendor, Panasonic, and a $25.1 million, or 31.5%, decrease in Sun Microsystems sales.  In addition, sales from HP decreased $12.7 million year over year.  These declines were partially offset by the $19.5 million increase in Cisco and the $1.3 million increase in Microsoft during the nine months ended September 30, 2006.

Gross Margin

Gross margin decreased $1.6 million during the nine months ended September 30, 2006 as compared to the prior period. This decrease was caused by the $32.4 million decease in sales and the lower decrease in cost of sales of $30.7 million.  Gross margin decreases were due to a decline in vendor incentive funds of $3.6 million, which is recorded as a reduction of cost of sales. Vendor incentive funds decreased due to decreased sales period over period and changes in vendor incentive fund programs.

Gross margin decreases were partially offset by a decrease in the inventory reserve account of $8.3 million, which was driven by a decrease in inventory balances related to at risk inventory as of September 30, 2006.  Gross margin as a percentage of sales increased 0.4 percentage points to 12.4% for the nine months ended September 30, 2006 primarly due to improved product mix, increased services revenue, and centralized pricing initiatives implemented by management.

Selling, General & Administrative Expenses

SG&A expenses for the nine months ended September 30, 2006 decreased $1.5 million, or 1.7%, during the nine months ended September 30, 2006 as compared to the prior period. SG&A expenses as a percentage of sales increased to 15.2% for the nine months ended September 30, 2006 from 14.7% in the prior period. During the nine months ended September 30, 2006, SG&A expenses included a $1.2 million severance expense under the terms of the transition agreement with our former CEO.

The decrease in SG&A expenses is due to a $1.3 million decrease in salary expense and $1.0 million decrease in training expense, as a result of our reductions in work force during the year.  In addition, net salaries and benefits expenses decreased approximately $2.3 million from the prior period, as more labor was capitalized in connection with our next release of GEMS.

The decreases in SG&A expenses were partially offset by additional costs associated with the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003, as well as the three months ended March 31, 2006.  As a result of restatement efforts, the following expenses increased during the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005: consultants expense increased $0.3 million from $3.9 million to $4.2 million and legal fees increased $0.5 million from $0.9 million to $1.4 million, respectively.

Other increased costs included incentive compensation and bonus expenses, which increased $1.5 million over the same period of last year, which was primarily related to the accrual for bonuses to our executive officers and other eligible employees in an effort to promote retention and performance in 2006 and beyond.  SG&A expenses increased $0.8 million for stock-based compensation for our stock options upon the adoption of FAS 123R.

Interest and Other Income, Net

Interest and other income increased $1.7 million, or 90.9%, from the nine months ended September 30, 2005 to the same period in 2006.  The increase to interest and other income, net was due mainly to increased lease-related income from higher financing receivables.  These increases were offset by increased interest expense, due to increased fees, higher borrowings, and a higher interest rate under our Credit Agreement and $3.4 million increase in interest expense due the financed lease debt balances recorded in accordance with FAS 140.

Income Taxes

Our income tax provision declined from $5.4 million for the nine months ended September 30, 2005 to $0.1 million for the nine months ended September 30, 2006. The tax benefit recorded during the nine months ended September 30, 2006 resulted from the release of a tax contingency reserve that is no longer probable and we have provided a valuation allowance against the full amount of the net deferred tax assets at September 30, 2006.  The tax provision recorded during the nine months ended September 30, 2005 was due to GTSI’s loss before income taxes of $14.2 million for the nine months ended September 30, 2005.

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

Historically, sales during the first nine months of our fiscal year have averaged approximately 69% of our annual sales. Our SG&A expenses are more level throughout the year. Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers.  The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.

Liquidity and Capital Resources

Cash flows for the nine months ended September 30, (in millions)	2006	2005	Increase
		(restated)	(Decrease)
Cash used in operating activities	$(15.2)	$(52.1)	$(36.9)
Cash used in investing activities	$(2.8)	$(2.9)	$0.1
Cash provided by financing activities	$24.6	$54.7	$(30.1)

During the nine months ended September 30, 2006, our cash balance increased $6.5 million from our December 31, 2005 balance. Although the balance under our Credit Agreement remained consistent, our long term borrowings under the Term Loan increased $10 million. GTSI’s current assets decreased $4.1 million as of September 30, 2006 when compared to our December 31, 2005 balance. This decrease is due to decreased accounts receivable of $23.6 million as a result of lower sales during 2006, offset by increased deferred costs and prepaid expenses as of September 30, 2006.

Our capital expenditures remained consistent during the nine months ended September 30, 2006 and 2005. These expenditures were primarily for consulting costs associated with the preparation for a future release of GEMS during 2006 and the implementation of GEMS in April 2005.

Cash provided by financing activities decreased $30.1 million for the nine months ended September 30, 2006, as compared with the same period in 2005, predominantly due to $42.4 million less proceeds from financed lease debt caused by a lower value of receivables sold during the period, offset by the $10.0 million increase in long term debt under the Term Loan. Cash used to purchase treasury stock declined $3.0 million period over period since we did not purchase any shares during 2006. This decrease was partially offset by the decrease in proceeds from the exercise of stock options. The amendment of our ESPP discount as of January 1, 2006 from 15% to 5% resulted in 61% less proceeds from our ESPP during the nine months ended September 30, 2006.

Liquidity

Our working capital decreased $4.2 million to $56.1 million  as of September 30, 2006 when compared to our December 31, 2005 balance.  GTSI’s current assets increased $0.3 million as of September 30, 2006 when compared to our December 31, 2005 balance. This increase is due to increased deferred costs, prepaid expenses and income tax receivable as of September 30, 2006, offset by decreased accounts receivable of $23.6 million as a result of lower sales during 2006.

Our treasury stock is generally reissued upon exercise of employee stock options and for the employee stock purchase plan. No shares of common stock were purchased during the nine months ended September 30, 2006 for treasury stock.  Although $5.1 million remains authorized by our Board of Directors for share repurchases, the terms of our Credit Agreement restrict us from purchasing treasury stock until 2010.

Credit Agreements

During the nine months ended September 30, 2006, we obtained a credit agreement of $135 million with a group of lenders (the “Credit Agreement”). This Credit Agreement replaced our former credit facility which expired on May 31, 2006.

The Credit Agreement provides access to capital through June 2, 2010 with borrowings secured by substantially all of GTSI’s assets. As of September 30, 2006, borrowing under the Credit Agreement at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Agreement subjects GTSI to certain covenants limiting its ability to (i) freely incur debt; (ii) make certain guarantees; (iii) make certain restricted payments, purchases or investments; (iv) enter into specified transactions with affiliates; (v) acquire real estate and (vii) enter into sales and leaseback transactions. The Credit Agreement carries an interest rate generally indexed to the Prime Rate plus 25 basis points.  As of September 30, 2006 our available credit under the Credit Agreement was $37.6 million.

The Credit Agreement contains negative financial performance covenants, information covenants and certain affirmative covenants.  As of September 30, 2006, we were not in compliance with a financial covenant, which required us to maintain a minimum trailing twelve month EBITDA. On November 3, 2006 we entered into an agreement with our lenders to waive the above-referenced financial covenant default during the third quarter of 2006.  Non-compliance with covenants would allow the creditors to accelerate the loan under certain conditions.

At September 30, 2006, we have a subordinated secured long-term loan of $10 million with an interest rate of Prime plus 5.0% per annum and is due monthly.  This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable for the first twelve months of the agreement, less interest paid through current or (ii) 1% of the amount prepaid.

On November 30, 2006, GTSI and our lenders executed a Second Amendment to our Credit Agreement to revise several provisions contained in Definitions, Interest, Minimum EBITDA, and Fixed Charge Coverage Ratio sections.  In exchange for these financial accommodations we agreed to make a one-time payment to each Lender in an amount to 0.15% of such Lender’s portion of the Revolving Loan Commitment.

On November 30, 2006, GTSI and its wholly owned subsidiaries also amended our subordinated secured Term Loan by entering into an amendment with the Lenders and Crystal Capital Fund, L.P., under similar terms as the above referenced Second Amendment to our Credit Agreement.

Capital Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $12.5 million for the nine months ended September 30, 2006. Net cash used in operations for the nine month ended September 30, 2006 was $15.2 and we anticipate that we will continue to rely primarily on our Credit Agreement to finance our operating cash needs.

During the nine months ended September 30, 2006 our obligations under letters of credit increased $5.9 million to $7.8 million as a result of collateral for a performance bond and a vendor line of credit, offset by the expiration of a letter of credit to a customer upon successful completion of a physical security project. We have no commitments to purchase inventory or equipment, nor do we have any off-balance sheet arrangements.

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

In September 2006, the SEC released SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements.  SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment which must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a significant effect on our consolidated financial position or results of operations.

Outlook

Our efforts are focused on creating significant value for our stockholders during 2006 and beyond. Our CEO has begun implementing a turnaround strategy for us and plans to move GTSI away from our profile as a reseller toward that of a solution provider. As part of our shift from reseller to solutions provider, GTSI is integrating commercial products with off-the-shelf software to provide tailored engineering solutions for customers.

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

We launched our dedicated solutions team and continue to expand and refine our solution offerings. We are in process of defining a number of repeatable solutions that address significant problems to every government agency. We anticipate growing our systems engineering and services offerings as part of the effort to focus GTSI as a solutions provider, and we plan to focus more on providing solutions to our customers, instead of commodity products.

Growth in annual sales under leasing arrangements is anticipated as our customers take increasing advantage of the ability to finance IT investments as recurring operating expenses. In addition to the priorities in the turnaround strategy, we are also focusing on driving productivity throughout the organization.

A significant shift of sales from the third quarter of 2006 to the fourth quarter of 2006 has been observed as we entered the fourth quarter of 2006 with greater than $292 million in sales backlog.

We are working to bring our expenses more in line with our margin production. Furthermore, we anticipate high industry growth in the areas of storage, networking and physical security translating into additional sales for GTSI.  We believe we can make improvements to our operating results during the next three years. We are aggressively tackling productivity issues, with the goal to realize significant progress in the months ahead.  The improvement in our overall annual turnover rate from 50% at December 31, 2005 to 9% at September 30, 2006 will have a positive effect on overall productivity. These productivity improvements are expected to lower SG&A expense as a percentage of sales.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GTSI had a $135 million Credit Agreement indexed at Prime plus 25 basis points per annum and a Term Loan of $10 million indexed at Prime plus five percent as of September 30, 2006. These credit facilities expose us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in additional interest expense during the three months ended September 30, 2006 of $0.1 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At September 30, 2006 we had $48.4 million of variable rate debt subject to interest.

Included in our classification of long-term debt are amounts related to lease transactions.  We have reported these amounts in Note 3 as long-term financed lease debt.  These amounts will amortize over the period of the lease instruments with no cash affect to the Company.  The balances of these liabilities were $10.9 million and $16.0 million at September 30, 2006 and December 31, 2005, respectively.  A change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006.  Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

As of September 30, 2006, the Company was not in compliance with a financial covenant under its Credit Agreement, which required the Company to maintain a minimum trailing twelve month EBITDA. On November 3, 2006 the Company and its lenders entered into an agreement to waive the above-referenced financial covenant default during the third quarter of 2006.

Item 6.  Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on December 22, 2006 on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

/s/ JAMES J. LETO
James J. Leto
President and Chief Executive Officer

/s/ JOE RAGAN
Joe Ragan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (1)
10.2	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (1)
10.3	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (2)
10.4	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (2)
10.5	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (3)
10.6	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp.. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (3)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.
(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.