Form 10-K
period 2006-12-31
GTSI CORP
filed 2007-04-02
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number:   0-19394

GTSI CORP.

(Exact name of registrant as specified in its charter)

Delaware	54-1248422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3901 Stonecroft Boulevard, Chantilly, VA	20151-1010
(Address of principal executive offices)	(Zip Code)

703-502-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.005 par value	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐   NO  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2006 was $45,904,489

The number of shares outstanding of the registrant’s common stock on February 28, 2007 was 9,554,453.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on May 3, 2007.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) relating to our operations that are based on our current expectations, estimates and projections. Words such as “expect,” “believe,” “anticipate,” “plan,” “intend” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from what is expressed or projected in these forward-looking statements. The reasons for this include the factors discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K. We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

PART I

ITEM 1.                BUSINESS

Overview

Founded in 1983, GTSI Corp. is a Delaware corporation with more than 20 years of experience focused exclusively on selling IT products and solutions to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries. During this period, our customers have come to rely on GTSI to translate business challenges into practical technology solutions for today’s governments. “GTSI” is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.

We sell to departments and agencies of the U.S. Federal Government, as well as state and local governments, and prime contractors. Our total sales were $850 million, $882 million and $1.1 billion for the years ended December 31, 2006, 2005 and 2004, respectively. We offer a competitive mix of logistical and procurement support to our customers. The approximate percentage of our sales by customer type for the years ended December 31 was:

	2006	2005	2004
Federal Government	72%	71%	75%
Prime Contractors	20%	21%	20%
State and Local Governments	8%	8%	5%
Total	100%	100%	100%

Additional information related to net (loss) income, total assets, significant customers and long-lived assets is provided in the consolidated financial statements and the accompanying notes to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

The information technology (“IT”) solutions we offer to our customers are predominantly product-based, but many also have a services offering. Product-based components are identified and purchased by government procurement officers under standard government contracts, which range from single agency contracts to those which are available to the entire U.S. Federal Government or state government community (such as U.S. Communities). We are well-positioned to fulfill the requirement of having an appropriate contract vehicle as we hold a contracts portfolio that includes nearly four dozen such contracts, and many major Federal agency-specific contracts.

To fulfill product demand, GTSI maintains an approximately 142,000 square-feet distribution and integration center in Northern Virginia, adjacent to Washington Dulles International Airport. We use this proximity in concert with close systems relationships with our customers and vendors to assure timely delivery for our customers’ mission-critical applications. We leverage our distribution and integration center and matching logistics expertise to offer a wide variety of managed fulfillment and value added services such as:

•       Hardware integration;

•       Customer image propagation;

•       Automated system diagnostics and data capture;

•       Customer asset tagging; and

•       Complex configurations of various IT solutions, such as Voice over Internet Protocol.

Both our distribution and integration operations are ISO 9001:2000 certified.

To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of financial services capable of managing the entire technology lifecycle. GTSI offers lease arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expense. This is especially important to agencies whose budget planning requirements span many forward-looking years, but whose technology needs cannot be accurately planned on the same timeline. It also appropriately helps agencies keep their information management resources focused on the flow and security of agency information, rather than ownership of the technology itself.

Business Strategy

GTSI is committed to and focused on providing infrastructure technology solutions to the government customer. We believe there are significant opportunities to increase profitability through our existing business, and to expand on our relatively low market share within the growing government IT market.

GTSI continues to evolve as a provider of value-added infrastructure solutions that include both products and services to our government and system integrator customers. We have been successful in providing technical assistance to support complex, multi-vendor solutions and in priming as well as subcontracting with other service providers. While the larger infrastructure solutions sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. Going forward, we will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable. In addition, we will continue to take other action to create and maintain a profitable company. Specifically, we plan to:

Continue Focusing on the Government IT Market

Because of our historical focus on government, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, our marketing and sales force are effective at reaching and servicing the government market, which consists of government IT executives including chief information officers, procurement and contracting officers, information resource managers, as well as systems integrators, value-added resellers, and prime contractors.

Leverage Technology Lifecycle Management (TLM)

GTSI has the ability to provide TLM services for our government customers. TLM involves most aspects of the technology management process, including assessing and identifying technology needs, acquisition of those technologies, integration and implementation, ongoing services, asset disposal and financial services. This approach provides a service that differentiates us in the marketplace. Coupled with support services, technology refresh, and asset disposal, we offer our customers a cost effective way to manage technology infrastructure.

Retain and Obtain Government Contracts and Utilize Flexible Contract Vehicles

GTSI holds a wide range of government contracts, including multi-million dollar, multi-year contracts with the Department of Defense (“DoD”) and various civilian agencies, as well as several multiple award schedules and blanket purchasing agreements with a variety of DoD and civilian agencies. In addition, we also serve as a subcontractor, providing products and services to other companies holding government contracts. GTSI intends to continue identifying and pursuing contract vehicles that best leverage our broad selection of solutions, services, integration and distribution capabilities and partner relationships.

Provide a High-Quality Centralized Source for Procuring IT Products and Services

In addition to offering a full line of computer hardware, software and peripheral products, GTSI offers its customers pre- and post-sale technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that we sell. Furthermore, by offering a range of IT solutions and products, we offer our customers the convenience, flexibility and cost savings of obtaining infrastructure technology solutions from a centralized source. In our interactions with our customers, our employees focus on providing high quality customer services associated with the order, delivery, installation and repair of the products we sell. In addition to our heritage product offerings, we now offer service solutions to meet our customer needs in networking and telecommunications, storage and continuity of operations solutions, enterprise software deployment, and managed logistics support.

Customers

GTSI’s sales are predominantly generated from multiple agencies and departments of the U.S. Federal Government, either directly or ultimately through prime contractors. Our sales from the U.S. Federal Government (both directly and indirectly) accounted for approximately 92%, 92%, and 95% of our sales during 2006, 2005 and 2004, respectively. U.S. Federal Government sales were earned from numerous agencies and departments as approximated below:

	2006	2005	2004
Department of Defense	39%	35%	37%
Civilian Agencies and Departments	39%	42%	42%
Prime Contractors	22%	23%	21%
Total	100%	100%	100%

Contracts

GTSI achieves its sales through federal, state and local government contracts and open market procurements. Our contracts with the U.S. Federal Government include a General Services Administration (“GSA”) Schedule contract, Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts and Blanket Purchase Agreements (“BPAs”). We pursue formal government bids for IDIQ contracts and BPAs. Substantially all of these bids are awarded on a “best value” to the government basis (which, depending on the bid, can be a combination of price, technical expertise, past performance on other government contracts and other factors). We seek to use our vendor contacts, purchasing power, distribution strength and procurement expertise to compete successfully on these bids. These major procurements may equal millions of dollars in total sales, span multiple years and provide a purchasing vehicle for many government agencies. In some cases, various government agencies levy an administrative fee on purchases made by departments outside of the agency that awarded the contract. These fees are collected by GTSI and remitted to the respective agency on a contract specified payment schedule. Items offered under our contracts include platform solutions, peripherals, maintenance, training and services. All of our contracts allow for the addition of products and professional services under certain circumstances. Additional details regarding our platform solutions and peripherals are provided in the Solutions, Services, and Products subheading in this Business section.

General Services Administration

GTSI holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. In March 2002, the U.S. Federal Government formally exercised its first of three five-year options to extend the GTSI contract through March 31, 2007. This schedule has since been extended through October 1, 2007 while GTSI is in negotiations on a new GSA Schedule contract. GSA contracts provide all government agencies, certain international organizations, authorized prime contractors, and state and local governments with an efficient and cost-effective means for buying commercial information technology products and services. GSA purchasers may place unlimited orders for products under GSA contracts.

Our GSA contract contains price reduction clauses requiring that we pass on to government customers certain reduced prices we may receive from our vendors, but prohibits us from passing on price increases that exceed 10% for a period of one year. To mitigate the potentially adverse impact of any such price increase, we require substantially all of our vendors who supply our GSA contract to provide us with supply and price protection.

Indefinite Delivery/Indefinite Quantity

GTSI holds a number of IDIQ vehicles, through which the government allocates funds for future purchases, without specifying the the purchase dates or quantity. IDIQ contracts offer greater flexibility than GSA contracts because they allow products to be added quickly and allow contractors more pricing flexibility. There are three types of IDIQ contracts: government-wide acquisition contracts (“GWAC”), multi-agency contracts (“MAC”), and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single Federal agency for government-wide use upon approval by the Office of Management and Budget, while MACs accept orders from the same agency, and from other agencies under the authority of the Economy Act.

The products are sold under the contract at a fixed price; however, the government typically negotiates a lower price for large quantity or high value orders.

Task Order Contracts

GTSI has also entered into a number of Task Order contracts with Government agencies. Task Order contracts specify the period of performance, including the number of option periods, and specify the total minimum and maximum quantity of supplies or services the Government will acquire under the contract. Task Order contracts allow agencies to enter into contracts before their specific service/product requirements are known. The contract statement of work is a general description of the service or product the contractor will be obligated to produce on demand. And after the contract award, the Government buyer will issue, when needed, task orders with specific, detailed requirements.

Blanket Purchase Agreements

Individual GSA ordering agencies may enter into GSA-authorized BPAs with GSA contract holders. BPAs are similar to second-tier contracts under a contractor’s GSA contract. BPAs enable agencies to obtain better pricing based on volume ordering and they decrease an agency’s administrative costs by streamlining the ordering process.

GTSI maintains several Federal Supply Schedule BPAs that are authorized under our GSA Schedule 70 contract. GSA authorized BPAs incorporate many terms, conditions and products offered on GSA Schedule contracts, often at prices lower than those available on the GSA schedules. We normally enter into separate agreements with vendors to offer reduced BPA prices to the government. Our BPAs are agency specific and allow us to focus specific vendor relationships on specific customers. Subject to an award of a new GSA Schedule 70 contract, GTSI may have to work with our customers to modify our BPAs currently under our GSA Schedule 70 contract. We expect our customers will work with us, but there can be no assurances.

State and Local

In 2003, GTSI was awarded U.S. Communities, a multi-state contract available to cities, counties, special districts (airport, water, etc.), state agencies, schools and large non-profits such as hospitals and clinics. In addition, GSA now allows state and local government agencies to utilize GSA Schedules. Multi-state contracts enable individual states to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. The U.S. Communities contract expires on April 1, 2008.

The products are sold under the contract at a fixed price; however, governments typically negotiate a lower price for large quantity or high value orders. In addition, these contracts include an administrative fee calculated on the product price. We collect this fee and remit it on a quarterly basis to the contract’s administering agency.

State and local contracting vehicles generally fall into two categories: individual competitive procurements for specific IT solutions or state and locally-based IDIQ contracts. State and local procurements typically require formal responses from a prospective bidder. Each state maintains a separate code of procurement regulations that must be understood. Compliance is required to successfully market and sell to individual states. GTSI currently maintains several state and local IT contracts, regularly submits written bids to state and local governments and is on a number of state and local government bid lists.

Open Market

While open market is not a contract vehicle, GTSI has processes and procedures in-place to utilize open market pricing, separate and apart from GSA Schedules, IDIQs and BPAs. We also sell to prime contractors to the government, including systems integrators, through open market procurements. Certain contract vehicles allow a small percentage of open market pricing to be included to supplement contract restrictions in the area of Professional Services. For example on SEWP III, when the 20% limit on Professional Services does not fully accommodate a specific solution, permission can be requested from the Contracting Officer to allow up to an additional 5% using open market pricing.

Integration Services

GTSI’s certified experts operate in our own ISO 9001:2000 facility to upgrade, install, test, and configure systems to agency technology standards. Each project is assigned a dedicated manager to oversee logistics support and fulfillment of services to streamline deployment, reduce downtime, manage costs, and consolidate resources.

GTSI integration engineers and consultants have proven experience in leading integration platforms. Our knowledge of our Government customers, coupled with strong industry and technology expertise, help mitigate the risks involved in integrating new technologies.

Integration Services include:

•       Complex assembly for hardware and software

•       Design verification and QA testing

•       Integration audit and documentation

•       Logistics and deployment planning

•       Image loads

•       Rack and stack

•       Custom packaging

•       Asset management tools and services

Solutions, Services, and Products

GTSI continuously monitors and evaluates existing and emerging technologies and trends to ensure that we offer our customers the most appropriate technology for their demanding applications. GTSI provides our customers IT infrastructure solutions and services custom to their specific needs.

Technology Lifecycle Management

GTSI’s TLM methodology combines professional and financial services with strong industry partnerships into a comprehensive framework for managing each phase of IT infrastructure. By proactively planning for each phase with a long term approach, funding and management of IT programs can be better aligned with business goals and realization of benefits. GTSI TLM helps customers reduce total cost of ownership and risk, while increasing flexibility and efficiencies.

Solutions

In 2006 we continued our realignment of marketing emphasis around a focused number of technology areas in which our government customers have consistently demonstrated strategic interest, and which provide us with the greatest opportunity for sustained return on investment. This emphasis revolves around repeatable solutions designed to address mission-critical challenges common to many government agencies. We have in development solutions and capabilities that align with our customers’ primary business and technology objectives, as well as emerging technologies. Our current portfolio of solutions are:

•       Storage Consolidation

•       Server Consolidation

•       Unified Communications

•       Mobile Evidence Capture

•       Network Security

Each GTSI solution contains elements of our Technology Lifecycle Management approach which starts with understanding customer drivers and requirements through customer environment assessments. The ensuing action plan is built around a custom architecture, engineering, procurement, and deployment model which draws upon our experience in the market place and certified technology experts. Each solution includes an integration and implementation plan, along with support, warranty, and maintenance service level agreements. It is this combination of providing hardware and software, consulting and engineering expertise, asset management, and ongoing support that best help our customers meet critical budget and business requirements and reduce the number of resources required to do so.

Services

GTSI Service components include engineering and project management resources that carry certifications in leading vendor technologies and methodologies, including Project Management Institute and Earned Value Management standards. These specialized resources plan, design, engineer, integrate, deploy, and support complex, scalable IT infrastructure solutions with a TLM approach. GTSI supports a wide range of integrated solutions in areas such as enterprise software, mobility solutions, network infrastructure, data management and enterprise computing, asset management, and cyber and physical security. Our experienced and certified specialists include: Solutions Enterprise Architects, Project and Program Managers, Systems Analysts and Engineers and Security Consultants.

Customer focused solutions implemented through the TLM methodology include any or all of these core services:

•       Needs analysis and environment assessment

•       Professional services - including project planning and management, engineering, implementation, and training

•       Systems integration, configuration, and light assembly

•       Asset management

•       Logistics planning and deployment

•       Financial services to evenly distribute cash flow requirements for technology refreshes and buying cycles

•       Support services—warranty, maintenance, custom service plans

Financial Services

GTSI Financial Services is a dedicated team of finance professionals who apply their understanding of government policies and regulations into creating a procurement strategy that helps customers gain quicker access to the technology that meets their needs. GTSI Financial Services provides flexible financing options for the entire technology lifecycle, using an agency’s operating and maintenance budget as a more flexible and predictable means than a capital expenditure.

Support Service—Warranty, Maintenance, and Support

As part of the TLM methodology, taking a proactive approach to IT infrastructure support helps increase productivity, improve technological efficiencies, and extend the life of IT assets. GTSI Support Services help overcome day-to-day technology challenges and allow agencies to stay focused on key business objectives.

GTSI Support Services provides a portfolio of renewable, post-implementation services that improve the productivity of IT infrastructure, ensure rapid problem resolution and replacement of parts, and reduce total cost of ownership through decreased downtime and proactive support.

GTSI’s Technical Support Services provide options for custom service level agreements (SLA’s) for up to five years. Our Advanced Support Services provide proactive monitoring and management of systems, as well as incident notification and resolution. Services include:

•       Global advanced replacement of parts

•       Multi-vendor first-call support

•       On-site support

•       Consolidated co-terminous support contracts

•       Software updates and upgrades

•       Improved reliability and availability; minimized operational expenses

Hardware and Software

GTSI has strong strategic relationships with global hardware and software industry leaders. We are dedicated to developing emerging capabilities and solutions with new vendors as technology develops and delivering these capabilities and solutions through our services and methodologies.

We provide our government customers with the equipment and applications necessary for their custom architecture. These assets include mobile, network, security, and storage devices along with the software to effectively run these systems. For example, GTSI provides servers and high-end computing products that fit into a storage and server consolidation solution and networking devices in support of a core network upgrade or unified communications engagement.

GTSI helps customers make optimal use of these technology components by providing the assessments, recommendations, implementation, and integration services that accompany these hardware and software assets.

The following table indicates, for the years ended December 31 (dollars in millions), the approximate sales by product category and related percentages of total sales.

	2006		2005		2004
Hardware	$647.4	76.2%	$706.7	80.1%	$833.4	77.5%
Software	110.6	13.0%	117.8	13.4%	155.7	14.5%
Resold third-party service products	36.7	4.3%	37.2	4.2%	66.6	6.2%
Services	55.5	6.5%	20.3	2.3%	19.7	1.8%
Total	$850.2	100.0%	$882.0	100.0%	$1,075.4	100.0%

Strategic Partner Relationships

GTSI maintains strong relationships with a core set of strategic partners. These partners are industry leaders and are established in the government market.  GTSI facilitates business to government customers on behalf of partners through our TLM methodology, while our partners enable GTSI to deliver technology solutions to our customers.

Additionally, we establish and grow alliances with emerging and specialized technology companies to comprehensively address customer needs in a custom solutions environment. Our major strategic partners include: Sun, Cisco, Microsoft, Hewlett Packard and Panasonic.

GTSI brings our partners several advantages in the government market:

•       Gateway to the complex government market through a significant number of diverse contract vehicles

•       Access to the government customer through GTSI’s proactive sales force providing solutions, services, and products

•       Lower cost overhead associated with government contractor compliance and procurement regulations

•       Reduction of costs related to co-op marketing and various administrative programs

The terms of agreements with our vendors vary, but typically permit us to purchase products to combine with integration and professional services for transactions with government customers. Virtually none of our agreements require us to purchase any specified quantity of product. GTSI usually requires our partners to provide us with supply and price protection for the duration of specifically signed government contracts. Other than supply agreements under term government contracts, our vendor agreements are typically terminable by GTSI or the vendor on short notice, at will or immediately upon default by either party, and may contain limitations on vendor liability. These vendor agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits for a restocking fee or in exchange for other products of such vendor.

Our strategic partners may provide us with various forms of marketing and sales assistance, including sales incentives, market development funds, cooperative advertising and sales events. They typically provide funding to offset all or part of the costs of such efforts. Partners may also provide sell-through and other sales incentives in connection with certain product promotions.

Inventory Management

We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources. During 2006, we purchased approximately 73% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. Our distribution process is highly automated with a real-time shipment tracking and status system. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. We implemented an RFID Solution in January 2005, which enables us to apply RFID tags to case and pallet-load shipments that meet published DoD requirements. We have dedicated teams to perform cycle counts, process customer returns and receive products.

We generally ship products by UPS, FedEx, and other commercial delivery services and, where applicable, invoice customers for shipping charges.

Marketing and Sales

Our marketing department develops and manages our branding and positioning activities, which span all print, electronic and live media within our target market. These activities inform our government customers and prospects of our capabilities and the GTSI value proposition, helping us acquire new customers and retain existing business relationships. Many of these activities are funded by our strategic partners in exchange for the market entry that GTSI relationships and expertise offer in selling to the government.

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

Our sales organization is focused on understanding the current and emerging needs of our customers and to provide comprehensive solutions that include products and services to meet those needs. Our sales organization continues to provide deep coverage for existing customers while expanding sales coverage to focus on new accounts and new solution offerings to current customers.

Competition

The government IT market is highly competitive, and subject to rapid change. GTSI competes with a number of competitors, including traditional hardware and software manufacturers and resellers, systems integrators, commercial computer retail chains and distributors and increasingly infrastructure solutions providers.

We believe that the principal competitive factors in the government IT market are:

•       Price (for highly commoditized technology);

•       Expertise in government procurement processes (where standardized contracts exist);

•       Existing customer and vendor relationships (for which there is traditionally a high barrier to entry);

•       Technical expertise;

•       Logistical capability; and

•       Customer service and support.

In recent years, competition within the traditional reseller portion of our business has consolidated and intensified. Pricing pressure in particular has been and remains intense. We believe that price competition will continue to increase in 2007, as consolidation continues and competitors rationalize their complete supply chain. This competition may require us in some cases to reduce prices, increase advertising expenditures or undertake other actions to retain our strategic position. Decreasing prices require us to sell a greater number of products to achieve the same level of sales and gross margin. If this trend continues and we are unable to attract new customers and sell increased quantities of products or modify our strategy, our future sales and gross margins may be adversely affected.

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

Backlog

We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of the U.S. Federal Government ordering patterns and changes in inventory availability of various products. Our total backlog includes orders that have not shipped or delivered (“unshipped backlog”) as well as orders that have shipped or delivered but cannot be recognized as revenue at the end of the reporting period, since title passes to our customers when the orders reach the destination. Total backlog as of December 31, 2006 was $131 million compared to $134.7 million as of December 31, 2005. Unshipped backlog as of December 31, 2006 was approximately $115.6 million, compared to $126.0 million as of December 31, 2005.

Employees

At February 28, 2007 we had 719 employees, including 411 in sales, marketing and professional services; 102 in operations; and 206 in finance, IT, contracts and legal, and other support functions. None of our employees are represented by a labor union and we have experienced no labor-related work stoppages.

Available Information

GTSI is traded on the NASDAQ Global Market under the symbol GTSI (See Item 5 of this Annual Report on Form 10-K). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site at www.GTSI.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All of GTSI’s current required Exchange Act filings with the SEC, as well as press releases and other investor relations’ information, may be obtained free of charge by request to: Investor Relations, GTSI Corp., 3901 Stonecroft Boulevard, Chantilly, VA 20151-1010. Telephone (703) 502-2540.

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

We rely on U.S. Federal Government agencies and departments to provide a substantial portion of our sales either directly or through prime contractors with which we work. We have derived, and believe that we will continue to derive, a significant portion of our sales from a limited number of projects and transactions with the U.S. Federal Government. For the year ended December 31, 2006, approximately 92% of our sales came from the federal government. The completion or cancellation of a large project or a significant reduction in scope would significantly reduce our gross margins. In addition, if we fail to secure an equal number of large transactions in the future, our results will be negatively impacted. Any dispute, failure to exercise an extension, or contract not renewed as a result of a re-compete could have a material adverse impact on our future operating results and gross margins.

We continue to shift our business model from a reseller of products to a high-end solutions provider and this new model has certain risks, including increased competition, which may impact future results.

We continue to evolve our business from one which resells commodity IT products to one which provides value-added solutions to our government customers. A number of risks are inherent in this strategy. We may not be able to successfully maintain workforce which has the technical skills to provide more complex technology to customers. Services and solutions require different internal accounting, tracking, and project management procedures, and there is no assurance we will be able implement and maintain those necessary procedures. We are now competing against organizations which have greater experience and past performance in selling solutions to government customers.  Some of these competitors also have significantly greater financial, technical and marketing resources, generate greater sales and have greater name recognition than we do. Additionally, efforts spent on evolving to a high-end solutions business model may detract from operating results.

We believe our ability to continue to compete also depends in part on a number of competitive factors, including:

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

If we are unable to compete effectively we could experience greater operating losses and our market share may decline, adversely affecting our results of operations and financial condition. We also will need to continue to develop additional internal technical capabilities to identify, develop, market and sell more complex solutions, and there is no assurance we will be successful in these endeavors.

Any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business.

Our sales are highly dependent on the government’s demand for IT products. Direct and indirect sales to numerous agencies and departments of the U.S. Federal Government accounted for 92%, 92% and 95% of our sales in 2006, 2005 and 2004, respectively. We believe that U.S. Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business. A material decline in overall sales to the U.S. Federal Government as a whole, or to certain key agencies thereof, could have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with U.S. Federal Government agencies are:

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

If we fail to comply with any material provision or covenant of our Credit Facility, we may not be able to continue to operate our business.

The covenants of our Credit Facility impose certain operating restrictions and financial and reporting covenants on us. These restrictions and conditions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants require us, among other restrictions, to:

•       maintain a minimum availability  of $5 million as reported on  the Borrowing Base Certificate dated the last day of the month;

•       provide quarterly EBITDA numbers that comply with schedules set forth in the credit agreement;

•       not exceed a maximum of $4 million in capital expenditures during the fiscal year;

During 2006, the Company signed two amendments to the credit agreement to change the reporting requirements and the minimum EBITDA covenants. The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2006. On March 30, 2007, the Company and its lenders executed an amendment to this Credit Agreement, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods.

While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Credit Agreement, including the minimum EBITDA covenant based on the recent amendment, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

Infrastructure failures could have a material adverse effect on our business.

We are highly dependent on our infrastructure to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, recognize revenue and otherwise carry on our business in the ordinary course.  In 2005, GTSI implemented a new supply chain management system , the GTSI Enterprise Management System (“GEMS”), with software provided by a third party. During 2005 and 2006, a significant number of enhancements and additional reporting capabilities were added which enabled management to make better decisions based on the information available. As of December 31,

2006, core processes were stabilized with many active programs underway to continue to improve core processes, but we cannot be assured that additional failures will not occur in the future.

We have material weaknesses in our internal control over financial reporting which could have a material adverse effect on our business and a negative impact on our stock price.

We are currently in the process of implementing remediation measures to correct previously disclosed material weaknesses, and we can provide no assurance that we will be successful in these efforts or that the remediation measures will result in our having adequate internal control over financial reporting in the future. In addition, we cannot assure you that we will not in the future identify further deficiencies or weaknesses in our internal control over financial reporting. If we are unable to adequately remediate our material weaknesses and maintain an effective system of internal control, our ability to timely and accurately report financial results may continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. Any failure to file periodic reports on a timely basis could have many consequences, including: potential delisting from NASDAQ, which would significantly impair the ability of our investors to buy and sell shares; lack of the timely disclosure to the market of our financial results; actions by the SEC against us for failure to comply with applicable Federal securities laws; and an event of default under the Credit Agreement with our lenders which would cancel our Credit Agreement and cause all outstanding loan obligations to become immediately due and payable. In addition, we may incur substantial costs in connection with these remediation measures and the implementation of such measures may distract management from its ordinary business functions.

If we fail to align costs with our sales levels, net losses will continue.

Our profitability is a function of our ability to generate sales, improve our efficiency, and control costs. We plan our operating expense levels based primarily on forecasted sales levels. These expenses and the impact of long-term commitments are relatively fixed in the short-term. A short fall in sales could lead to operating results being below expectations because we may not be able to quickly reduce our fixed expenses in response to short term business changes. In response to sales short falls during the year ended December 31, 2005, we announced reduction in workforce actions in February 2006 resulting in the elimination of over 70 employee positions. Significant risks associated with reductions in workforce include decreases in employee morale and the failure to meet operational targets due to the loss of employees.

During the year ended December 31, 2006 we incurred significant costs due to restatement related efforts, refinancing fees, and the impairment of our deferred tax asset. In addition, expenses related to our accounting and finance department increased, and are expected to continue in 2007, related to the remediation of previously disclosed material weaknesses in internal control over financial reporting and the on-going remediation of significant deficiencies and material weaknesses in internal control.

If we are unable to control our costs or generate sales to cover the costs required to run our business and correct our material weaknesses in internal control over financial reporting, our net losses will continue and our business could be adversely affected.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are complex and subject to varying interpretations. These new or changed laws could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased selling, general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 require the commitment of significant financial and managerial resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business.

Our quarterly sales, operating results and cash flows are volatile, which makes our future financial results difficult to forecast.

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

•       Contractual terms and degree of completion of projects; and

•       Changes in our sales cycles as we move towards solution selling

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

We offer certain of our services to our customers through various third-party service providers engaged to perform these services on our behalf. In addition, we outsource parts of our operations to third-parties and may continue to explore opportunities to outsource others. In these engagements, we may engage subcontractors or we may act as subcontractor to the prime contractor of an engagement. If these third parties fail to maintain adequate levels of support, do not provide high quality services or cease or reduce operations, our business, operations, customer relations and sales may be negatively impacted and we may be required to pursue replacement third-party relationships, which we may not be able to obtain on as favorable terms or at all. In addition, the inability to negotiate terms of a contract with a third party, the refusal or inability of these third parties to permit continued use of their services by us, or the termination by the client or prime contractor of our services or the services of a key subcontractor would harm our operating results.

We may not qualify as a small business for new contract awards.

GTSI maintains a “small business” status under its GSA Schedule contract, ITES contract and several BPAs it held in 2006 based upon GTSI’s size status at the time of the contracts’ original award dates. As a result, GTSI enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

A company’s size status under a contract is based on the North American Industry Classification System (“NAICS”) Code referenced in the subject contract’s solicitation. Depending on the NAICS Code referenced in a solicitation, GTSI may or may not qualify as a small business for new contract awards; further, new Federal Acquisition Regulations effective June 30, 2007 will require a small business contractor to recertify their size status prior to an extension for a contract with a term of longer than five years, and in other specific circumstances. GTSI will not be renewing its existing GSA Schedule Contract, and has not yet been awarded a new GSA Schedule Contract. Also, we anticipate that GTSI will not qualify as a small business under a new GSA Schedule 70 contract.

Any potential future acquisitions, strategic investments or mergers may subject us to significant risks, any of which could harm our business.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business. Currently, our financing agreement prohibits any acquisitions without our lender’s prior consent. Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.              PROPERTIES

GTSI’s primary business is conducted from its corporate headquarters complex and distribution center located in Northern Virginia. We do not own any real property. Our headquarters complex is located in office space of approximately 130,000 square feet in Chantilly, Virginia under long-term leases with varying expiration dates through 2008. GTSI’s primary distribution and integration operations are located in a facility of approximately 142,000 square-feet in Chantilly, Virginia under a lease expiring in December 2011.

As a result of our workforce realignment activities taken in 2006, we currently have facilities in excess of our needs. In 2007, we plan to  sublease one facility. We believe the facilities we are retaining are in good condition and suitable to meet our current needs for the conduct of our business. For additional information regarding our obligations under leases, see Note 14 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 3.                LEGAL PROCEEDINGS

In 2006, the Supreme Court of Virginia rejected a Petition for a Rehearing filed by Ichiban, a former subcontractor seeking to appeal the dismissal of a lawsuit against GTSI it had filed in 2003. The Company is aggressively working to collect the awarded attorneys’ fees and costs from Ichiban; however, in accordance with SFAS No. 5, Accounting for Contingencies, no amounts for this gain contingency were accrued as of December 31, 2006.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Annual Meeting of Stockholders is scheduled to be held at 8:30 a.m. on May 3, 2007, at the Company’s headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.

Price Range of Common Stock

GTSI’s common stock is traded on the NASDAQ Global Market under the symbol GTSI. As of February 28, 2007, there were 327 stockholders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

Quarter	2006		2005
	High	Low	High	Low
First	$7.93	$6.12	$11.13	$9.46
Second	$7.00	$4.86	$10.10	$7.80
Third	$10.04	$6.44	$8.49	$6.75
Fourth	$10.22	$8.20	$8.80	$7.00

GTSI’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038; telephone 1-866-668-6550.

Dividends

The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. GTSI’s Credit Facility discussed in Note 7 to GTSI’s consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K prohibits the payment of dividends.

Issuer Purchases of Equity Securities

GTSI’s common stock purchase program was announced in February 2000. GTSI’s Board of Directors authorized GTSI to repurchase its common stock for an aggregate purchase price up to $5.25 million. In January 2002 and April 2005, GTSI’s Board of Directors authorized additional purchases to increase the aggregate purchase amount to $10 million. This purchase program, as increased, is the only stock purchase program currently in effect and there have been no repurchase programs that have expired during the period covered by this report. There were no common stock repurchases in 2006. GTSI’s Credit Facility restricts the purchase of GTSI’s stock by GTSI.

Equity Compensation Plans

The following table summarizes information regarding GTSI’s equity compensation plans as of December 31, 2006.

			Number of Shares
		Weighted Average	Remaining Available for
	Number of Shares to be	Exercise Price of	Future Issuance Under
	Issued upon Exercise of	Outstanding	Equity Compensation
	Outstanding Options	Options	Plans (excluding shares
Plan Category	(a)	(b)	reflected in column (a))
Equity compensation plans approved by stockholders	2,046,433	$7.62	278,755
Equity compensation plans not approved by stockholders*	128,000	$8.63	N/A
Total	2,174,433	$7.68	278,755

*                    Represents shares issuable under options granted from time to time to persons not previously employed by the Company, as an inducement essential to such persons entering into employment agreements with the Company.

PERFORMANCE GRAPH

The following graph is furnished pursuant to SEC regulations. It compares the annual percentage change in the cumulative total return on Common Stock with the cumulative total return of the NASDAQ Composite Index and a Peer Index of companies with the same four-digit standard industrial classification (SIC) code as the Company (SIC Code 5045—Computers and Peripheral Equipment and Software) for the period commencing January 1, 2001 and ending December 31, 2006. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006
GTSI Corp.	100.00	142.03	146.26	110.98	73.92	97.49
Peer Index	100.00	65.71	93.48	111.31	103.05	115.23
NASDAQ Index	100.00	69.75	104.88	113.70	116.19	128.12

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GTSI CORP., NASDAQ MARKET INDEX AND
SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2006

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data set forth below for the three years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 has been derived from GTSI’s audited consolidated financial statements which are included in Part II, Item 8 of this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 is derived from audited consolidated financial statements of GTSI and not included herein.

Our (loss) income from operations, net (loss) income and (loss) earnings per share for the years ended December 31, 2006, 2005 and 2004 were materially affected by certain items, which affects the comparability of the information presented with other years’ results. Cost of sales for the year ended December 31, 2006 included the positive effects of the derecognition of aged accrued payables of $5.8 million, in accordance with FAS 140; a change in estimate of vendor rebates of $1.1 million; and a change in estimate of vendor payable amounts of $4.0 million, all as discussed in Note 1 to the consolidated financial statements. Cost of sales for the year ended December 31, 2005 included the positive effects of a change in estimate of vendor payable amounts of $1.6 million which was offset by a $5.6 million charge recorded in cost of sales to write-down inventory to its market value as discussed in Note 1 to the consolidated financial statements. Cost of sales for the year ended December 31, 2004 included the positive effects of the derecognition of aged accrued payables of $10.1 million and a change in estimate of vendor payable amounts of $2.5 million as discussed in Note 1 to the consolidated financial statements. This resulted in an increase of $12.6 million to gross margin for the year ended December 31, 2004. As a result of these items, loss from operations and net loss for the years ended December 31, 2006 and 2005 was $10.9 million lower and $4.0 million higher, respectively, and income from operations and net income for the year ended December 31, 2004 increased by $12.6 million and $12.1 million, respectively. All notes referenced are in Item 8 of this Annual Report on Form 10-K.

Statement of Operations Data:

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
SALES	$850,189	$882,012	$1,075,437	$951,511	$934,730
COST OF SALES	739,337	782,210	953,345	853,354	857,105
GROSS MARGIN	110,852	99,802	122,092	98,157	77,625
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	119,662	119,371	110,015	89,206	66,499
IMPAIRMENT CHARGE	—	981	—	5,972	—
TOTAL OPERATING EXPENSES	119,662	120,352	110,015	95,178	66,499
(LOSS) INCOME FROM OPERATIONS	$(8,810)	$(20,550)	$12,077	$2,979	$11,126
INTEREST AND OTHER INCOME, NET	5,686	3,651	4,916	2,937	4,520
(LOSS) INCOME BEFORE INCOME TAXES	(3,124)	(16,899)	16,993	5,916	15,646
INCOME TAX BENEFIT (PROVISION)	110	3,226	(6,858)	(2,598)	(6,113)
NET (LOSS) INCOME	$(3,014)	$(13,673)	$10,135	$3,318	$9,533
(LOSS) EARNINGS PER SHARE
Basic	$(0.32)	$(1.49)	$1.17	$0.40	$1.15
Diluted	$(0.32)	$(1.49)	$1.05	$0.36	$1.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,371	9,166	8,664	8,343	8,302
Diluted	9,371	9,166	9,618	9,308	9,156

Balance Sheet Data:

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Working capital	$70,197	$60,208	$79,014	$65,306	$62,836
Total assets	330,681	345,907	313,908	279,487	224,918
Borrowings under credit facility	30,912	48,014	1,168	12,813	7,539
Long-term liabilities, including long-term debt	33,888	19,072	13,099	5,606	1,640
Total liabilities	253,998	267,740	221,493	201,135	149,427
Stockholders’ equity	76,683	78,167	92,415	78,352	75,491

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

Overview

GTSI has more than 20 years of experience in selling IT products and solutions primarily to U.S. Federal Government customers. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and move to a technology lifecycle management approach.

Currently, the vast majority of the IT solutions we offer to our customers have a strong product component, and many are entirely product-based. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Panasonic, HP, Cisco, Sun Microsystems and Microsoft. In our traditional reseller capacity, we provide government with products for workgroup computing, such as workstations and desktops; mobility computing and communications, such as wireless-equipped notebooks and PDAs; core computing, such as servers, high-end computing, and storage systems; networking products; and a wide range of peripherals.

During 2006, we focused on application areas in which our government customers have consistently demonstrated the greatest immediate strategic interest, and which provide us with the greatest opportunity for sustained return on investment. We directed our attention to government solutions, including unified communications, network security, mobile evidence capture, storage consolidation, and server consolidation.

To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of professional and financial services capable of managing and funding the entire technology lifecycle. GTSI has grown the professional services organization to handle the increase in engineering, maintenance, and management services supporting our solutions. Additionally, GTSI offers leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expenses. This model is in high demand from our customers, and we believe it represents a distinctive advantage. We expect to continue our expansion of sales from leasing arrangements for IT products and solutions in 2007.

As discussed in more detail below:

•       Our sales decreased approximately $31.8 million, or 3.6%, from 2005 to 2006;

•       Gross margin increased $11.1 million and gross margin as a percentage of sales increased 1.7 percentage points from 2005 to 2006;

•       In 2006, we recognized a $5.8 million extinguishment of a liability, in accordance with FAS 140, and changes in estimates related to vendor payable amounts and vendor rebates of $4.0 million and $1.1 million, respectively. These adjustments positively impacted gross margin and net loss by $10.9;

•       2006 expenses were impacted by approximately $9.0 million of non-recurring charges related to refinancing our debt included in interest and other income, and severance and restatement fees included in selling, general & administrative expenses;

•       Our net loss for the year ended December 31, 2006 was $3.0 million;

•       Cash used in operations totaled $17.2 million for the year ended December 31, 2006;

Our business experiences significant fluctuations in our quarterly sales, operating (loss) income and net (loss) income as a result of the buying patterns of the federal government, our primary customer. Additionally, our 2006 results were positively affected by the derecognition of $5.8 million in aged accrued payables. We recorded this legal release from these vendor obligations as an offset to cost of sales, which increased our gross margin by $5.8 million and decreased our loss from operations and net loss by $5.8  million, or a decrease of $0.62 per share. Our 2006 results were also positively affected by a change in estimate of vendor rebates of $1.1 million and a change in estimate of vendor payable amounts of $4.0 million. As a result of these items, loss from operations and net loss were $10.9 million (or $1.16 per share) lower and gross margin as a percentage of sales increased 1.3 percentage points for the year ended December 31, 2006. For additional details, see the further MD&A discussion below, and refer to Note 1 of the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

We have put in place a multi-element plan to move the business from lower margin product sales to higher margin solutions sales. In the first element of our plan, we are continually identifying and eliminating certain redundancies within the Company and have terminated activities which have failed to yield adequate profitability, including one reduction in workforce totaling over 70 full time positions and realigning functions throughout the Company to increase margin improvement through cost reductions. Other elements of our plan, which will progress throughout 2007, include the improved execution of the current business and the delivery of high value solutions. We believe there are significant opportunities to increase our relatively low market share within the growing government IT market as we pursue a distinctive business model combining the concepts of a value added provider of complex IT solutions with a traditional reseller.

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

When a customer order contains multiple items such as hardware, software, and services that are delivered at varying times, significant judgment is required to determine whether the delivered items can be considered separate units of accounting and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. We also offer lease and other financing arrangements to customers to acquire technology. These arrangements typically have terms from two to four years and are generally accounted for as sales-type leases under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 13, Accounting for Leases, (“FAS 13”).

Certain of our service and solution agreements require the evaluation of pattern of performance. Revenues on professional service contracts are generally recognized using the proportional-performance basis of accounting. For some professional services engagements the completed-performance method is used when there are customer-specified subjective acceptance criteria.

At the time of sale, we record an estimate for product returns based on historical experience. Management reviews the assumptions regarding the lag time and volume of sales returns at least on a quarterly basis, and changes in the estimates are recorded in the period in which they occur.

In accordance with EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, we record vendor rebates received under our vendor incentive programs pursuant to a binding arrangement as a reduction of cost of sales based on a systematic and rational allocation that results in progress by the Company toward earning the rebate provided the amounts are probable and reasonably estimable. If the rebate is not probable and reasonably estimable, it is recognized as the milestones are achieved. In the first quarter of 2006, we determined that rebates under one vendor program were both probable and reasonably estimable and thus began to record rebates under this program as purchases occured during each program period. Accrued vendor rebates recorded at December 31, 2006 related to this vendor positively impacted gross margin by $1.1 million.

Financing Receivables

We enter into complex agreements with our customers to provide IT solutions with payment terms generally spread over a two to four year period. Usually we monetize these future revenue streams by selling such receivables to third party financial institutions. We have master service agreements with multiple lenders each with varying terms. These agreements, as well as the individual transaction agreements, require significant analysis to determine whether the transfer of the receivable should be accounted for as a sale or a secured borrowing with pledge of collateral based on Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“FAS”) No. 140, Accounting for Transfer Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”)  criteria that requires GTSI to effectively surrender control over the asset. The technical accounting and legal requirements involved are complex and subject to interpretation. Significant judgment is required to determine whether we have effectively surrendered control over the asset. If certain criteria are met and control is surrendered, the transaction is recorded as a sale and the gain on the sale is recognized in lease-related income. If the transfer does not meet the criteria for a sale, the transaction is reported as a secured borrowing with pledge of collateral. The collateral remains on our balance sheet and income on the transfer is recognized over the term of the agreement. Differing conclusions in these statements could impact total assets, total liabilities, lease-related income, interest expense and earnings (loss) per share on our consolidated financial statements.

Management determined that certain transferred receivables previously accounted for as sales of financial assets did not meet the criteria for a sale and accordingly restated its 2005, 2004 and 2003 financial statements to reflect the financing receivable and related financed lease debt as assets and liabilities and to recognize the income on certain financing receivables over the life of the related agreement. Following the restatement, income on certain transferred receivables is being recognized over the term of the respective lease agreements, along with interest expense on financed lease debt. In addition, the transferred receivables together with related liabilities are reported in our balance sheets following the restatement.

Stock-Based Compensation

Effective January 1, 2006, we adopted FAS No. 123 (revised 2004), Share Based Payment, (“FAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payments on estimated fair values. We adopted this standard using the modified prospective transition method. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). See Note 8 under Part II, Item 8 of this Form 10-K for more information.

During the year ended December 31, 2005, our Board of Directors approved the acceleration of the vesting of unvested stock options with an exercise price higher than $8.09, the market value on the date of the acceleration, previously awarded to employees, officers and directors under GTSI’s stock option plans. This action affected unvested options to purchase an aggregate of 515 thousand shares of common stock at exercise prices per share between $8.23 and $13.67. The vesting of these options was accelerated to avoid recognizing compensation expense in future financial statements upon the adoption of FAS 123R. As of December 31, 2006, there was a total of $3.2 million of unrecognized compensation cost related to non-vested stock-based awards. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

Capitalized Internal Use Software

Significant judgment is required to determine what expenditures qualify for capitalization of internal use software. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Capitalized internal use software is required to be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, an impairment charge is recognized for the amount by which the carrying value exceeds fair market value.

Accounts Payable

We purchase significant amounts of inventory each year and record an estimate of the payable based on purchases as of the balance sheet date and the historic rate of purchase price variances, which is analyzed and adjusted on a quarterly basis. For products shipped directly from our vendors to our customers, management makes significant estimates regarding the payable for shipped goods. As invoices are received, we record adjustments for purchase price variances. Changes in our estimate of the payable balance may be caused by changes in price between the order date and the receipt date related to volume discounts, changes in market rates, or special pricing promotions offered by our vendors.

Income Taxes

Determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We record reserves for uncertain tax positions, which management believes are adequate. We have a valuation allowance against the full amount of our net deferred tax assets, because in the opinion of management, it is not more likely than not that these deferred tax assets will be realized. Our effective tax rate in a given period could be impacted if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves. See Note 12 of the consolidated financial statements in Item 8 of this Form 10-K.

Historical Results of Operations

The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of sales	87.0%	88.7%	88.7%
Gross margin	13.0%	11.3%	11.3%
Operating expenses:
Selling, general, and administrative	14.0%	13.5%	10.2%
Impairment charge	—	0.1%	—
Total operating expenses	14.0%	13.6%	10.2%
(Loss) income from operations	(1.0)%	(2.3)%	1.1%
Interest and other income, net	0.7%	0.4%	0.5%
(Loss) income before taxes	(0.3)%	(1.9)%	1.6%
Income tax benefit (provision)	—	0.3%	(0.7)%
Net (loss) income	(0.3)%	(1.6)%	0.9%

The following table indicates, for the years ended December 31, the approximate sales by vendor and product category along with related percentages of total sales (dollars in millions).

Sales by Vendor	2006		2005		2004
Panasonic	$170.9	20.1%	179.7	20.4%	$188.0	17.5%
Cisco	163.5	19.2%	115.1	13.0%	135.7	12.6%
Sun Microsystems	73.8	8.7%	102.7	11.6%	131.8	12.3%
HP	78.2	9.2%	85.9	9.7%	153.4	14.3%
Microsoft	28.3	3.3%	27.0	3.1%	13.0	1.2%
Others, net of reserves	335.5	39.5%	371.6	42.1%	453.5	42.2%
Total	$850.2	100%	$882.0	100.0%	$1,075.4	100.0%

	2006		2005		2004
Hardware	$647.4	76.2%	$706.7	80.1%	$833.4	77.5%
Software	110.6	13.0%	117.8	13.4%	155.7	14.5%
Resold third-party service products	36.7	4.3%	37.2	4.2%	66.6	6.2%
Services	55.5	6.5%	20.3	2.3%	19.7	1.8%
Total	$850.2	100.0%	$882.0	100%	$1,075.4	100.0%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of customer returns and credits. Sales decreased $31.8 million, or 3.6%, from $882.0 million in 2005 to $850.2 million in 2006. The decrease in sales is primarily due to weak performance and staff turnover early in 2006 associated with certain sales teams, resulting in lower than expected bookings. This decline was partially offset by an increase in services sales.

An analysis of sales by type indicates the $59.3 million decrease in hardware sales was the predominant driver of the overall sales decline of $31.8 million year over year. Decreased hardware sales were partially offset by the $35.2 million increase in services sales and the $0.5 million decrease in resold third party product sales year over year. Our services sales increased 173.4% year over year to $55.5 million for the year ended December 31, 2006 from $20.3 million for the year ended December 31, 2005. The increases in services sales is consistent with our plan to become a high-end solutions provider. We achieved record sales with our U.S. Communities contract, which was renewed in April 2006 for an additional two years. As a result, management anticipates our sales to state and local governments will continue to increase as a percentage of our total sales.

Although we offer our customers access to products from hundreds of vendors, 61% of our total sales in 2006 were products from our top five vendors, and Panasonic remains our top vendor in 2006 with product sales of $170.9 million. Although total sales decreased by $31.8 million in 2006, as compared with 2005, sales from our top five vendors increase by $4.3 million, which reflects our continued focused vendor strategy. Sales of Cisco products increased by $48.4 million, or 42.0%, and sales of Microsoft products increased $1.3 million, or 4.8%, year over year. Sales from Panasonic, Sun Microsystems and HP decreased by $8.8 million, $28.9 million and $7.7 million, respectively year over year. Our sixth largest vendor in 2005 was Network Appliances. Sales of Network Appliances products totaled $18.3 million, $30.8 million and $13.0 million for the years ended 2006, 2005 and 2004, respectively.

Gross Margin

Gross margin increased $11.1 million during 2006 as compared to the prior year and gross margin as a percentage of sales increased 1.7 percentage points to 13.0% for 2006. During the year ended December 31, 2006, gross margin was positively impacted by the extinguishment of a vendor liability for $5.8 million, in accordance with FAS 140, as well as a change in estimate related to vendor rebates of $1.1 million. Gross margin for the year ended December 31, 2005 included a $5.6 million charge for excess and obsolete inventory. Gross margin was also positively impacted in 2006 and 2005 by $4.0 million and $1.6 million, respectively, for a change in estimate of amounts payable to vendors. As a result of these items, gross margin for the years ended December 31, 2006 and 2005 was $10.9 million higher and $4.0 million lower, respectively. Gross margin was further positively impacted by product mix, with increases to higher-margin professional services revenue, focused vendor strategies and centralized pricing initiatives implemented by management.

Gross margin was negatively impacted by a decline in vendor incentive funds of $6.0 million, which is recorded as a reduction of cost of sales. Vendor incentive funds decreased due to decreased sales period over period and changes in vendor incentive fund programs.

Selling, General & Administrative Expenses (“SG&A”)

SG&A expenses for 2006 decreased $0.7 million, or 0.6% as compared to the prior year. SG&A expenses as a percentage of sales increased to 14.1% for 2006 from 13.6% in the prior year. SG&A decreases resulted from reductions in workforce, as a result of our initative to exit failing or non-strategic activities, and included over 70 full time positions. Reductions in workforce resulted in a $5.5 million decrease in net salary expense in 2006, including a $2.3 million decrease in gross salary expense and a $3.3 million increase in salaries allocated to billable labor. Reductions in workforce also resulted in a $1.0 million decrease in training expense.

Decreases in SG&A expenses were partially offset by additional costs associated with the restatement of our financial statements for prior periods and severance costs. As a result of restatement efforts, the following expenses increased during 2006, as compared with 2005: accounting fees increased by $1.2 million, consultants expense increased $0.8 million, and legal fees increased $0.7 million. During 2006, SG&A expenses included a $1.2 million severance expense under the transition agreement with our former CEO and $0.6 million severance expense from other senior management.

Other increased costs included incentive compensation expense, which increased $4.5 million in 2006 as compared with 2005, which was primarily related to the accrual for bonuses to our executive officers and other eligible employees in an effort to promote retention and performance in 2006 and beyond. SG&A expenses increased $1.1 million for stock-based compensation for our stock options upon the adoption of FAS 123R.

Interest and Other Income, Net

Interest and other income for 2006 increased $2.0 million, or 55.8%, over the prior year. Interest and other income increased as a result of the sale of a specific lease and related receivables creating a gain of approximately $1.3 million, as well as an increase in lease-related income from increased lease activity in the current year. In addition, equity income from unconsolidated investments increased by $0.9 million in 2006 as compared with the prior year, due to net income growth from Eyak Technology, LLC, an equity investment. These increases were offset by increased interest expense, due to increased fees, higher borrowings, and a higher interest rate under our Credit Facility.

Income Taxes

Our income tax benefit decreased from $3.2 million in 2005 to $0.1 million in 2006. The tax benefit recorded during 2006 resulted from the release of a tax contingency reserve that is no longer probable due to the expiration of the statute of limitations. We have provided a valuation allowance against the full amount of the net deferred tax assets due to our loss before income taxes of $3.1 million at December 31, 2006. The tax benefit recorded during 2005 was due to GTSI’s loss before income taxes of $16.9 million for 2005 and consists of our tax refund as a result of carrying back our pre-tax loss to the amounts paid in 2003 and 2004, a release in the contingency reserve that was no longer probable and a true-up of 2004 items.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Sales

Sales decreased $193.4 million, or 18.0%, from $1.1 billion in 2004 to $882.0 million in 2005. The decrease in sales is due primarily to the difficulties with the GEMS implementation during second quarter of 2005 and a decrease in GTSI’s share of government spending overall. During the second quarter of 2005, due to the implementation problems with GEMS, there were customer orders that could not be received into GEMS and our ability to ship products was also negatively affected. As a result of the problems with sales bookings, we experienced high turnover on sales teams. This caused reduced productivity throughout the third and fourth quarters, compounded by a workforce realignment in the fourth quarter that further reduced sales team personnel. An analysis of sales by type reveals year over year decreases for all types except services, most predominantly the $128.1 million decline in hardware sales to $705.3 million in 2005.

Approximately 58% of our sales in 2005 were products from our top five vendors. As detailed in the preceding table, Panasonic was our top vendor with product sales of $179.7 million in 2005. Network Appliance sales more than doubled from 2004 to $30.8 million to become one of our top five vendors for the first time in 2005. Our sixth largest vendor during 2004 and 2003 was Microsoft. Sales of Microsoft products totaled $27.0 million, $53.7 million, and $66.5 million during the years ended 2005, 2004 and 2003, respectively. An increasing percentage of our total sales is derived from products from our top five vendors, reflecting our focused vendor strategy implemented during 2005.

Gross Margin

Gross margin decreased $22.3 million, or 18.3%, from $122.1 million in 2004. Gross margin as a percentage of sales decreased slightly from 11.4% in 2004 to 11.3% in 2005. In 2005, a $5.6 million charge for excess and obsolete inventory negatively impacted gross margin. In addition, gross margin was positively affected in 2005 and 2004 by $1.6 million and $2.5 million, respectively, for the change in estimate of amounts payable to vendors. In 2004, a $10.1 million non-cash extinguishment of aged vendor liabilities positively impacted gross margin. Gross margin excluding these adjustments was 11.7% in 2005 and 10.2% in 2004.

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

Impairment Charge

During 2005 we decided to use a web-based customer resource management (“CRM”) software instead of the CRM module of GEMS. As a result, we tested certain asset groupings within GEMS for recoverability and recorded an impairment loss of approximately $1.0 million, net of accumulated amortization, in operating expenses to write down GEMS to its fair value as required by FAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, (“FAS 144”).

Interest and Other Income, Net

Interest and other income, net decreased $1.3 million, or 25.7%, from 2004 to 2005. This decrease was mainly due to increased interest expense from secured borrowings. In addition, interest expense increased from our Credit Facility borrowings due to higher interest rates and increased borrowings as a result of working capital management issues.

Income Taxes

We recorded a tax benefit of $3.2 million at an effective tax rate of 19.1% for 2005 as compared to a tax provision of $6.9 million at an effective rate of 40.4% for 2004. The decrease in our effective tax rate from 2004 to 2005 was due to a full valuation allowance on our net deferred tax assets that we recorded during the fourth quarter of 2005, and due to our loss before income taxes of $16.9 million. As a result, our income tax benefit for 2005 consisted of our tax refund as a result of carrying back our pre-tax loss to the amounts paid in 2003 and 2004, a release in the contingency reserve that was no longer probable and a true-up of 2004 items.

Seasonal Fluctuations

We have historically experienced and expect to continue to experience significant seasonal fluctuations in our operations as a result of the U.S. Federal Government buying and funding patterns. The unpredictability of the factors affecting such seasonality makes our annual and quarterly financial results difficult to predict and subject to significant fluctuation. While sales to the U.S. Federal Government are usually weaker in the first and second quarter and stronger in the third and fourth quarter, our SG&A expenses are more level throughout the year. As such, first and second quarter earnings are typically well below those of the third and fourth quarters. Our stock price could be adversely affected if any such financial results fail to meet the financial community’s expectations.

The following tables show our results of operations on a quarterly basis. We believe that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period. This information has been included to provide additional insight into the seasonal nature of our business.

	2006 (unaudited)
	Q1	Q2	Q3	Q4		Total
	(in millions except per share data)
Sales	$148.3	$180.9	$241.6	$279.4		$850.2
Cost of sales	130.0	154.4	215.7	$239.2		739.3
Gross margin(b)	$18.3	$26.5	$25.9	$40.2	(a)	$110.9
Selling, general & administrative expenses	29.6	27.1	30.2	$32.8		119.7
(Loss) income from operations	$(11.3)	$(0.6)	$(4.3)	$7.4		$(8.8)
Interest and other income, net	1.3	1.5	0.8	$2.1		5.7
(Loss) income before taxes	$(10.0)	$0.9	$(3.5)	$9.5		$(3.1)
Income tax benefit (provision)	—	—	0.1	$—		0.1
Net (loss) income(b)(c)	$(10.0)	$0.9	$(3.4)	$9.5	(a)	$(3.0)
Basic earnings per share	$(1.08)	$0.10	$(0.36)	$1.03		$(0.32)
Diluted earnings per share	$(1.08)	$0.10	$(0.36)	$1.00		$(0.32)

	2005 (unaudited)
	Q1	Q2	Q3	Q4	Total
	(in millions except per share data)
Sales	$156.6	$179.1	$267.4	$278.9	$882.0
Cost of sales	139.2	160.1	231.5	$251.4	782.2
Gross margin(d)	$17.4	$19.0	$35.9	$27.5	$99.8
Selling, general & administrative expenses	28.1	28.4	31.9	$32.0	120.4
(Loss) income from operations	$(10.7)	$(9.4)	$4.0	$(4.5)	$(20.6)
Interest and other income, net	0.7	0.5	0.7	$1.8	3.7
(Loss) income before taxes	$(10.0)	$(8.9)	$4.7	$(2.7)	$(16.9)
Income tax benefit (provision)	3.8	3.4	(1.7)	$(2.3)	3.2
Net (loss) income(d)(e)	$(6.2)	$(5.5)	$3.0	$(5.0)	$(13.7)
Basic earnings per share	$(0.69)	$(0.60)	$0.32	$(0.53)	$(1.49)
Diluted earnings per share	$(0.69)	$(0.60)	$0.31	$(0.53)	$(1.49)

(a)           Gross margin and net income for the quarter ended December 31, 2006 were positively impacted by extinguishment of a liability for $5.8 million in accordance with FAS 140 ($0.62 and $0.61 per basic and diluted share) and changes in vendor rebates of $1.1 million ($0.12 and $0.11 per basic and diluted share).

(b)          Gross margin and net (loss) income was positively impacted by $1.1 million in Q1, or $0.12 per basic and diluted share; $2.5 million in Q2, or $0.26 per basic and diluted share; and $0.4 million in Q4, or $0.04 per basic and diluted share, by changes in management’s estimate of the amount payable for items purchased.

(c)           Net (loss) income includes $0.2 million, $0.3 million, $0.3 million and $0.3 million of compensation expense recognized as a result of adopting SFAS No. 123(R) in the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

(d)          Gross margin and net loss for the year ended December 31, 2005 were negatively impacted by a $5.6 million, or $0.61 per basic and diluted share, charge for excess and obsolete inventory to write-down inventory to its market value as discussed in Note 5 of the consolidated financial statements. Gross margin was reduced $1.6 million in Q2, $0.4 million in Q3 and $3.6 million in Q4 of 2005 for this inventory impairment. This was offset in Q4 by the positive effects to gross margin of $1.6 million due to a change in estimated payable to vendors.

(e)           During Q4 2005, the Company recorded a valuation allowance against its net deferred tax asset, which increased net loss by $0.7 million.

The Company’s tax benefit (provision) was determined on a quarterly basis for the years ended December 31, 2006 and 2005 using the overall annual effective rate pursuant to APB No. 28, Interim Financial Reporting. GTSI’s income tax benefit in 2006 is due to the release of a tax contingency reserve that is no longer probable; we have provided a valuation allowance against the full amount of the net deferred tax assets as of December 31, 2006.

Liquidity and Capital Resources

Cash flows for the year ended December 31,

	2006	2005	Change
	(in millions)
Cash used in operating activities	$(17.2)	$(109.5)	$92.3
Cash used in investing activities	$(3.6)	$(3.7)	$0.1
Cash provided by financing activities	$21.5	$112.8	$(91.3)

Cash used in operating activities for the year ended December 31, 2006 was $17.2 million, an increase of $92.3 million from 2005. This decrease was primarily due to our net loss of $3.0 million and the decrease in merchandise inventories. During 2006, we experience decreased working capital needs, compared to 2005, as a result of reduced losses and lower vendor payables at the end of 2006.

Cash provided by financing activities of $21.5 million during 2006 was due principally to proceeds from financed lease debt of $28.5 million and proceeds from long-term debt of $10.0 million, which were offset by net repayments of $17.1 million under our revolving Credit Facility. The volume of leasing transactions increased between 2005 and 2006, however the proceeds from the transfer of receivables to third party financial institutions decreased $38.6 million in 2006.

Credit Facility and Term Loan

During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility replaced GTSI’s former credit facility which expired on May 31, 2006.

The Credit Facility provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the prime rate plus 0.25% plus margin. As of December 31, 2006 GTSI had available credit under the Credit Facility of $30.1 million.

During 2006, we also obtained a subordinated secured long-term loan of $10 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility. The interest rate on the Term Loan is Prime plus 5.25% per annum and is due monthly. This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable for the first twelve months of the agreement, less interest paid through current or (ii) 1% of the amount prepaid.

Capital Resources and Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. During 2006, we experienced continued working capital shortages as a result of our continued execution of our strategy to exit certain types of lower margin businesses and increased bank fees related to our new Credit Agreement, and relied upon our vendor credit and borrowings under our Credit Facility to fund our operations. We anticipate that we will continue to rely upon these sources to finance our operating cash needs during the majority of 2007. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations.

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our credit facility to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations. The Credit Agreement imposes financial and reporting covenants on the Company, including the meeting of a minimum EBITDA level during each quarterly period.  During 2006, the Company signed two amendments to the Credit Agreement to change the reporting requirements and the minimum EBITDA covenants. The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2006. On March 30, 2007, the Company and its lenders executed an amendment to this Credit Agreement, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods.

While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Credit Agreement, including the minimum EBITDA covenant based on the recent amendment, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

Financed lease debt decreased from $41.2 million at December 31, 2005 to $35.3 million at December 31, 2006, bearing weighted average interest rates of 6.83% and 7.11%, respectively. These secured borrowings will be funded from the financing receivables of $40.1 million and $36.2 million as of December 31, 2005 and 2006, respectively.

During 2006 and 2005, we made capital expenditures of $3.6 million and $3.7 million, respectively, principally for capitalized costs associated with the implementation of GEMS and the purchase of computer software for internal use.

Contractual Obligations

		Less Than	1-3	3-5	More than
In millions of dollars	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$8.5	$3.1	$4.6	$0.8	$—
Borrowings under Credit Facility(a)	$46.3	46.3	—	—	—
Long-term debt(a)	$15.6	1.4	3.2	11.0	—
Financed lease debt	$35.3	16.5	15.6	3.2	—
Total contractual obligations	$105.7	$67.3	$23.4	$15.0	$—

(a)           See Note 7 to the Financial Statements. The amounts included above include periodic interest payments. Interest payments are based on interest rates in effect at year-end and assume the long-term debt is outstanding for the life of the agreement.

As of December 31, 2005, the Company had an employment agreement with its former Chief Executive Officer which provided for payment of $0.7 million upon termination of employment. This agreement was terminated on February 15, 2006 when the Company entered into a transition agreement with its former CEO (the “Transition Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the next 18 months, as well as reimbursement for certain benefits and legal fees. As a result, the Company recorded severance expense of $1.2 million in selling, general & administrative expenses during 2006. The balance of the severance liability related to these severance payments, which is included in accrued liabilities, is $644 thousand as of December 31, 2006.

On February 16, 2006, GTSI entered into an employment agreement with the Company’s current President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment or a change in control. In addition, GTSI has change in control agreements with 15 additional executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As December 31, 2006, no accruals have been recorded for these agreements.

As of December 31, 2006, the Company had an outstanding letter of credit, scheduled to expire in June 2007, to a customer in the amount of $4.6 million to guarantee the performance by the Company of its obligations under the contract. GTSI also provided one of its vendors a $3.0 million letter of credit as collateral for a line of credit of $25 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Regulations S-K, Item 303, paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to the opening balance of retained earnings/shareholder’s deficit for the year of adoption. FIN 48 is effective for the Company on January 1, 2007. We are currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007. We are in the process of evaluating the adoption of FAS 157.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GTSI had a $135 million Credit Facility indexed at the Prime Rate plus 0.25% plus margin as of December 31, 2006. GTSI also had a Term Loan of $10 million indexed at Prime plus 5.25% as of December 31, 2006. The Credit Facility and Term Loan expose us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our Credit Facility and Term Loan. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of December 31, 2006, the effect of a 5% increase in interest rates would have resulted in additional interest expense during 2006 of $0.9 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. As of December 31, 2006 we had $52.6 million of variable rate debt subject to interest.

Included in our long-term debt are amounts related to lease transactions. We have reported these amounts in Note 4 as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $18.8 million and $16.0 million at December 31, 2006 and 2005, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 8.                FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of GTSI Corp.:

We have audited the accompanying balance sheets of GTSI Corp. as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTSI Corp. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ ERNST & YOUNG LLP

McLean, Virginia
March 30, 2007

37

FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
GTSI CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$705	$27
Accounts receivable, net	222,072	226,356
Inventory	35,691	56,819
Deferred costs	22,188	17,069
Other current assets	9,651	8,605
Total current assets	290,307	308,876
Depreciable assets, net	13,627	13,640
Long-term receivables and other assets	26,747	23,391
Total assets	$330,681	$345,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$30,912	$48,014
Accounts payable	142,217	151,995
Financed lease debt, current portion	16,546	25,187
Accrued liabilities	23,194	17,452
Deferred revenue	7,241	6,020
Total current liablilites	220,110	248,668
Long-term debt	10,000	—
Long-term financed lease debt	18,758	15,996
Other liabilities	5,130	3,076
Total liabilities	253,998	267,740
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock—$0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock—$0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,512,019 outstanding at December 31, 2006; and 9,806,084 issued and 9,307,606 outstanding at December 31, 2005	49	49
Capital in excess of par value	45,110	45,104
Retained earnings	33,717	36,731
Treasury stock, 294,065 shares at December 31, 2006 and 498,478 shares at December 31, 2005, at cost	(2,193)	(3,717)
Total stockholders’ equity	76,683	78,167
Total liabilities and stockholders’ equity	$330,681	$345,907

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
SALES	$850,189	$882,012	$1,075,437
COST OF SALES, exclusive of depreciation and amortization	739,337	782,210	953,345
GROSS MARGIN	110,852	99,802	122,092
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	119,662	119,371	110,015
IMPAIRMENT LOSS	—	981	—
TOTAL OPERATING EXPENSES	119,662	120,352	110,015
(LOSS) INCOME FROM OPERATIONS	(8,810)	(20,550)	12,077
INTEREST AND OTHER INCOME
Lease-related income	9,928	4,573	3,786
Interest and other income, net	3,367	1,778	2,135
Interest expense	(7,609)	(2,700)	(1,005)
Interest and other income, net	5,686	3,651	4,916
(LOSS) INCOME BEFORE INCOME TAXES	(3,124)	(16,899)	16,993
INCOME TAX BENEFIT (PROVISION)	110	3,226	(6,858)
NET (LOSS) INCOME	$(3,014)	$(13,673)	$10,135
(LOSS) EARNINGS PER SHARE
Basic	$(0.32)	$(1.49)	$1.17
Diluted	$(0.32)	$(1.49)	$1.05
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,371	9,166	8,664
Diluted	9,371	9,166	9,618

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock		Capital in			Total
	Shares Outstanding	Amount	Excess of Par Value	Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, December 31, 2003	8,505	$49	$46,117	$40,269	$(8,083)	$78,352
Common stock issued	483	—	(427)	—	2,998	2,571
Stock based compensation	—	—	480	—	—	480
Tax benefit of stock options exercised	—	—	877	—	—	877
Net income	—		—	10,135	—	10,135
Balance, December 31, 2004	8,988	49	47,047	50,404	(5,085)	92,415
Common stock issued	880	—	(2,125)	—	5,900	3,775
Common stock purchase	(610)	—	—	—	(4,874)	(4,874)
Stock based compensation	—	—	33	—	—	33
Restricted stock issued	(50)	—	(189)	—	342	153
Tax benefit of stock options exercised	—	—	338	—	—	338
Net loss	—	—	—	(13,673)	—	(13,673)
Balance, December 31, 2005	9,308	49	45,104	36,731	(3,717)	78,167
Common stock issued	157	—	(1,018)	—	1,175	157
Stock based compensation	—	—	1,146	—	—	1,146
Restricted stock issued	47	—	(122)	—	349	227
Net loss	—	—	—	(3,014)	—	(3,014)
Balance, December 31, 2006	9,512	$49	$45,110	$33,717	$(2,193)	$76,683

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING
Net (loss) income	$(3,014)	$(13,673)	$10,135
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,737	4,250	3,022
Impairment charge	—	981	—
Stock based compensation	1,373	186	480
Deferred taxes	—	(441)	4,415
Tax benefit of stock options exercised	—	338	877
Reversal of vendor payables	5,822	—	(10,120)
Changes in operating assets and liabilities:
Accounts receivable	(30,137)	(50,797)	(42,880)
Inventory	21,128	(15,001)	1,146
Other assets	(9,521)	(12,074)	(3,333)
Accounts payable	(15,600)	(19,813)	29,051
Accrued liabilities	5,742	1,747	3,688
Other liabilities	3,275	(5,210)	1,015
Net cash used in operating activities	(17,195)	(109,507)	(2,504)
CASH FLOWS FROM INVESTING
Purchase of depreciable assets	(3,638)	(3,688)	(7,535)
Net cash used in investing activities	(3,638)	(3,688)	(7,535)
CASH FLOWS FROM FINANCING
(Payments on) borrowings under credit facility	$(17,102)	46,846	(11,645)
Proceeds from financed lease debt	28,456	67,089	19,323
Proceeds from long-term debt	10,000	—	—
Common stock purchases	—	(4,874)	—
Proceeds from common stock issued	157	3,774	2,571
Net cash provided by financing activities	21,511	112,835	10,249
NET INCREASE (DECREASE) IN CASH	$678	(360)	210
CASH AT BEGINNING OF YEAR	27	387	177
CASH AT END OF YEAR	$705	$27	$387
CASH PAID DURING THE YEAR FOR:
Interest	$3,520	$823	$214
Income taxes	$43	$667	$2,708

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Nature of Business

GTSI Corp. (collectively with its subsidiaries, “GTSI” or the “Company”) is an IT hardware and solutions provider, focusing predominantly on U.S. federal, state, and local government customers. GTSI solves government technology challenges with industry-leading solutions, a powerful collection of contracts, dedicated teams of certified experts, flexible financing options, and ISO 9001:2000 registered global integration and distribution.

To help customers acquire, manage and refresh their technology in a strategic and application-appropriate manner, GTSI has created a mix of hardware and professional and financial services capable of managing and funding the entire technology lifecycle. GTSI has enhanced its professional services organization to handle the increase in engineering, maintenance, and management services supporting its solutions. The Company offers leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expense. Additionally, GTSI markets and sells products, primarily computer hardware and software, and solutions through its website, www.GTSI.com, providing a convenient, customized shopping experience to meet the unique and changing needs of its customers.

B.   Risks and Uncertainties

There are many factors that affect the Company’s business and results of operations, some of which are beyond our control, including reliance on a small number of transactions for a significant portion of our sales and gross margins, increased competition, adverse changes in U.S. Federal Government spending, and infrastructure failures that could adversely effect our ability to process orders, track inventory and ship products in a timely manner.

The Company currently relies on a $135 million Credit Agreement with a group of banks as our primary vehicle to finance operations.  The Credit Agreement imposes financial and reporting covenants on the Company, including the meeting of a minimum EBITDA level during each quarterly period.  During 2006, the Company signed two amendments to the Credit Agreement to change the minimum EBITDA covenant.  The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2006.  On March 30, 2007, the Company and its lenders executed an amendment to this Credit Agreement, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods.

While the Company believes that it will remain in compliance with all of the financial and reporting covenants under the Credit Agreement, including the minimum EBITDA covenant based on the recent amendment, there can be no assurance that it will do so.   A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement.  Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable.  If any of these events occur, the Company would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

C.   Principles of Consolidation

The consolidated financial statements include the accounts of GTSI and its wholly-owned subsidiaries, GTSI Financial Services, Inc. and Technology Logistics, Inc. (“TLI”). All intercompany accounts and transactions have been eliminated. Investments in which the Company does not control the investee but has the ability to exercise significant influence are accounted for using the equity method of accounting.

D.   Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include valuation allowances for receivables and deferred tax assets, accrual of warranties, proportional performance estimates related to open professional service contracts, impairments of capitalized internal use software, market value of inventory, accruals of liabilities and the fair value of stock options.

E.   Revenue Recognition

GTSI recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”).

When a customer order contains multiple items such as hardware, software and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in GTSI’s control.

Generally, the Company is able to establish fair value for all elements of the arrangement. In these instances, revenue is recognized on each element separately. However, if fair value cannot be established or if the delivered items do not have stand alone value to the customer without additional services provided, the Company recognizes revenue on the contract as a single unit of accounting, based on either the completed-contract or proportional-performance methods as described below.

In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company’s standard shipping terms, FOB destination, title passes upon delivery of the products to the customer. However, occasionally GTSI’s customers will request bill-and-hold transactions in situations where the customer does not have space available to receive products or is not able to immediately take possession of products for other reasons, in which case GTSI will store the purchased equipment in its distribution center. Under SAB 104, the Company only recognizes revenue for bill-and-hold transactions when the goods are complete and ready for shipment, title and risk of loss have passed to the customer, management receives a written request from the customer for bill-and-hold treatment, and the ordered goods are physically segregated in GTSI’s warehouse from other inventory and cannot be used to fulfill other customer orders.

Revenue is recognized on service contracts using either the completed-performance or proportional-performance method depending on the terms of the service agreement. When there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. For contracts where the services performed in the last series of acts is very significant, in relation to the entire contract, performance is not deemed to have occurred until the final act is completed. Once customer acceptance has been received, or the last significant act is performed, revenue is recognized. The Company uses the proportional-performance method when a service contract specifies a number of acts to be performed and the Company has the ability to determine the pattern in which service is provided to the customer.

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

The Company sells products to certain customers under sales-type lease arrangements for terms typically ranging from two to four years. The Company accounts for its sales-type leases according to the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 13, Accounting for Leases, (“FAS 13”) and, accordingly, recognizes current and long-term lease receivables, net of unearned income, on the accompanying balance sheets. The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease using the effective interest method.

In many cases, GTSI transfers these receivables to various unrelated financing companies and accounts for the transfers in accordance with FAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement 125 (“FAS 140”). The transfer of receivables in which GTSI surrenders control is accounted for as a sale. To surrender control, the assets must be isolated from the Company, the transferee has the right to pledge or exchange the receivables and GTSI must not have an agreement that entitles and obligates the Company to repurchase the receivables or the ability to unilaterally cause the holder to return specific assets. If the transfer of receivables does not meet the criteria for a sale under FAS 140, the transfer is accounted for as a secured borrowing with a pledge of collateral. As a result, the Company has recorded certain transferred receivables and secured borrowings, within accounts receivable and long-term financing receivables, and as financed lease debt on the balance sheet.

The Company may also enter into sales arrangements with customers where the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods and services. The Company recognizes revenue from these transactions on a net basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company sells services performed by third parties, such as maintenance contracts, and recognizes revenue on a net basis at the time of sale.

GTSI offers rights of return to its customers on the products it sells. In accordance with FAS No. 48, Revenue Recognition When Right of Return Exists, the Company records a sales return allowance based on historical trends in product return rates, when such returns became material. The allowance for future sales returns as of December 31, 2006 and December 31, 2005 was $6.3 million and $8.1 million, respectively, and was recorded as a reduction of accounts receivable, net. The estimated cost of sales of $5.7 million and $7.3 million related to these sales were also deferred and recorded on the consolidated balance sheet as of December 31, 2006 and December 31, 2005, respectively, as deferred costs.

In accordance with EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16), the Company records cash received from a vendor as a reduction of inventory and a subsequent reduction in cost of sales, unless the cash is a reimbursement of a specific, identifiable, incremental cost related to selling the vendor’s product or the vendor receives, or will receive, an identifiable benefit in exchange for the cash.

The Company records vendor rebates received under its vendor incentive programs pursuant to a binding arrangement as a reduction of cost of sales based on a systematic and rational allocation that results in progress by the Company toward earning the rebate provided the amounts are probable and reasonably estimable. If the rebate is not probable and reasonably estimable, it is recognized as the milestones are achieved. In the first quarter of 2006, the Company determined that rebates under one vendor rebate program were both probable and reasonably estimable and thus began to record rebates under this program as purchases were made. Accrued vendor rebates recorded at December 31, 2006 related to this vendor positively impacted gross margin, loss from operations and net loss by $1.1 million, or $0.12 per basic and diluted share, in 2006.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records freight billed to customers as sales and the related shipping costs as cost of sales.

F.   Cash

Cash consists of all cash balances held in bank accounts at the end of the year. As of December 31, 2006 and 2005 approximately $22.1 million and $9.6 million, respectively, were included in accounts payable as checks that were issued by the Company but had not cleared its bank accounts. The Credit Facility also considers the Company’s lockbox accounts and all deposited cash contained within to be property of the lender to satisfy the Company’s obligations; therefore these balances were reclassified to offset against borrowings under the Credit Facility. See Note 7 for a further explanation of the Credit Facility.

G.   Concentration of Credit Risk

Accounts receivable principally represents amounts collectible from the U.S. federal government and prime contractors to the government. The Company periodically performs credit evaluations of its non-governmental customers and generally does not require collateral. As of December 31, 2006 and 2005, trade accounts receivable from the U.S. Federal Government were $124.4 million and $126.6 million, respectively. Of these balances, trade receivables from the Department of Defense accounted for 37.0% and 47.4% as of December 31, 2006 and 2005, respectively. No other single U.S. Federal Government department accounted for 10% or more of accounts receivable. Credit losses have been insignificant.

H.   Allowance for Doubtful Accounts

The Company’s accounts receivable balances are net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on a specific identification of probable losses and an analysis of historical trade receivable write-offs. These estimates could differ from actual collection experience and are subject to adjustment. Therefore, the valuation reserve is re-evaluated quarterly and adjusted as information about the ultimate collectibility of accounts receivable becomes available.

I.   Software Development Costs

The Company capitalizes the cost of internally developed software that has a useful life in excess of one year in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). These costs consist of the fees paid to consultants and the salaries of employees working on such software development to customize it to the Company’s needs as well as any third party hardware/software purchases specific to development. Costs incurred in connection with the development of upgrades or enhancements that result in additional functionality are also capitalized and amortized over the useful life of the software once the enhancements are implemented. Software maintenance and training costs are expensed in the period in which they are incurred.

J.   Impairment of Long-Lived Assets

Long-lived assets, consisting primarily of furniture, equipment and capitalized internal use software costs, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“FAS 144”). Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

K.   Accounts Payable

The Company purchases significant amounts of inventory each year and records an estimate of the payable based on the purchases as of the balance sheet date and the historic rate of purchase price variances, which is analyzed and adjusted on a quarterly basis. As invoices are received, the Company records adjustments for purchase price variances. Changes in management’s estimate of the amount payable for items purchased positively impacted gross margin, loss from operations and net loss by $4.0 million, or $0.42 per basic and diluted share, and $1.6 million, or $0.17 per basic and diluted share, for the years ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006 the Company was legally released from certain obligations and, in accordance with FAS 140, recognized extinguishment of a liability for $5.8 million. The impact to GTSI’s financial results was a non-cash increase to gross margin and a reduction of net loss of $5.8 million, or $0.62 per basic and diluted share.

L.   Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, (“FAS 123R”), using the modified-prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option plans. Results for the prior periods have not been restated.

As a result of adopting FAS 123R on January 1, 2006, the Company’s reported loss from operations, loss before income taxes and net loss for the year ended December 31, 2006 are $1.1 million higher, or $0.12 per basic and diluted share, than if it had continued to account for share-based compensation under APB 25. Stock-based compensation expense for the year ended December 31, 2006 was $1.4 million.

Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated Statement of Cash Flows. FAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Since there was no tax benefit for stock options during the year ended December 31, 2006, there was no impact on the Company’s Statement of Cash Flows for the adoption of FAS 123R.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans for the years ended December 31, 2005 and 2004, using a Black-Scholes-Merton option-pricing formula: (in thousands, except per share data)

	2005	2004
Net (loss) income—as reported	$(13,673)	$10,135
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects for the years ended December 31, 2005 and 2004	(3,772)	(2,153)
Net (loss) income—pro forma	$(17,445)	$7,982
(Loss) earnings per share—as reported
Basic	$(1.49)	$1.17
Diluted	$(1.49)	$1.05
(Loss) earnings per share—pro forma
Basic	$(1.90)	$0.92
Diluted	$(1.90)	$0.83

M.   Income Taxes

The Company accounts for income taxes in accordance with FAS No. 109, Accounting for Income Taxes (“FAS 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. FAS 109 requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. A full valuation allowance on the net deferred tax asset has been recorded as of December 31, 2006 and 2005.

N.   Advertising

The costs of advertising are expensed as incurred.

O.   Fair Value of Financial Instruments

At December 31, 2006 and 2005, the recorded values of financial instruments such as trade receivables, accounts payable and Credit Facility borrowings approximated their fair values based on the short-term maturities of these instruments. As of December 31, 2006 and 2005, the Company believes the carrying amount of its current and long-term lease receivables and financed lease debt approximate their fair value. As of December 31, 2006, the Company also believes the carrying amount of its long-term debt approximates fair value because the applicable interest rate is a comparable market rate.

P.   Equity Investments

Investments in joint ventures and entities in which the Company exercises significant influence but not control are accounted for using the equity method as prescribed by Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Under this method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the investees, the Company’s share of the net earnings or losses of the affiliated companies is included in other income and expenses.

Q.   New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for the Company on January 1, 2007. The Company is currently evaluating the impact the adoption of FIN 48 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007. The Company is in the process of evaluating the adoption of FAS No. 157.

R.   Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation.

2.   Accounts Receivable

Accounts receivable consists of the following as of December 31 (in thousands):

	2006	2005
Trade accounts receivable	$178,420	$191,390
Unbilled trade accounts receivable	14,519	7,773
Lease receivables, net	15,234	14,105
Vendor and other receivables	21,793	23,172
Total accounts receivable	229,966	236,440
Less: Allowance for doubtful accounts	(1,612)	(1,968)
Sales return allowance	(6,282)	(8,116)
	$222,072	$226,356

3.   Lease and Other Receivables

The Company leases computer hardware, generally under sales-type leases, in accordance with FAS 13. In connection with those leases, the Company sometimes sells related services, software and maintenance to its customers. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.

The Company recognized revenue of $49.0 million, $65.5 million and $34.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, from sales-type lease and related transactions. Other related receivables include long term receivables for items such as maintenance, services and software. As of December 31, 2006, the Company had outstanding lease and other receivables (current and long-term) of $42.4 million compared with $46.8 million as of December 31, 2005.

Future minimum payments for lease and other related receivables are as follows as of December 31, 2006 (in thousands):

2007	$22,407
2008	10,188
2009	5,768
2010	2,405
Thereafter	3
Future minimum payments	$40,771

Lease Receivables

The Company’s investments in sales-type lease receivables were as follows as of December 31 (in thousands):

	2006	2005
Future minimum lease payments receivable	$26,307	$30,736
Unguaranteed residual values	10,516	8,723
Unearned income	(6,485)	(6,328)
	$30,338	$33,131

Other Related Receivables

The Company’s investment in other receivables was as follows as of December 31 (in thousands):

	2006	2005
Future minimum payments receivable	$14,464	$16,414
Unearned income	$(2,415)	(2,742)
	$12,049	$13,672

4.   Transferred Receivables and Financed Lease Debt

During the years ended December 31, 2006 and 2005, receivables of $28.5 million and $67.1 million, respectively, were transferred to third party financing companies. These amounts are included in cash flows from financing activities in the consolidated statements of cash flows. The financing receivables typically have terms from two to four years and are usually collateralized by a security interest in the underlying assets. Though the Company received cash for the transfer of these receivables, the transfers did not meet the criteria for a sale under FAS 140. As a result, the receivables remain on the Company’s balance sheets and are characterized as financing receivables. As of December 31, 2006 and 2005, such financing receivables were $40.1 million and $36.2 million, respectively which is included in the lease and other related receivables above. The interest income on the these receivables is recognized over the terms of the respective agreements as lease-related income, as a majority of transferred receivables are lease receivables. As payments on these receivables are made by our customers directly to the third party financing companies, the related reduction of these receivables and financed lease debt is a non-cash transaction and excluded from the statement of cash flows. These non-cash items totaled $34.3 million and $43.8 million for the years ended December 31, 2006 and 2005, respectively.

The terms of the financed lease debt, which is secured by the transferred receivables, generally correspond to the terms of the underlying receivables, generally two to four years. The financed lease debt had a weighted average interest rate of 7.11%, 6.83% and 5.89% for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recognized $2.5 million, $1.6 million and $0.6 million of interest expense associated with the financed lease debt for the years ended December 31, 2006, 2005 and 2004, respectively.

The maturities of the financed lease debt as of December 31, 2006 are as follows (in thousands):

Year
2007	$16,546
2008	8,894
2009	6,648
2010	3,216
2011	—
Total	$35,304

For the years ended December 31, 2006, 2005 and 2004, the Company transferred lease and other related receivables of $18.7 million, $7.5 million and $22.6 million, respectively, to third party financing companies in transactions that met the sale criteria under FAS 140. These amounts are included in cash flows from operating activities in the consolidated statements of cash flows. As such, in 2006 the Company derecognized the receivables associated with these transfers and recognized a net gain on these sales in the amount of $1.7 million, which is included in lease-related income on the accompanying consolidated statements of operations. Comparative amounts in 2004 and 2005 were not significant.

5. Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the average cost method. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions. The difficulties arising from the implementation of GTSI Enterprise Management System (“GEMS”) in 2005 distracted personnel from the management of procurement and inventory. That problem was compounded by GEMS issues which resulted in ordering excess inventory. As a result, during the year ended December 31, 2005, the Company recorded an impairment charge of $5.6 million for obsolete and excess inventory, which is included in cost of sales. This expense increased the Company’s loss from operations by $5.6 million. During the year ended December 31, 2004, GTSI recorded a charge of $0.7 million, net of insurance proceeds, in cost of sales for inventory losses.

6. Depreciable Assets

Depreciable assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives. Furniture and equipment useful lives range from three to ten years. Purchased and developed computer software for internal use, including the GTSI Enterprise Resource Management System (“GEMS”), are amortized over expected lives ranging from three to seven years. The useful life for leasehold improvements is the lesser of the term of the lease or the life of the improvement, which range from three to nine years. Costs for maintenance and repairs are charged to expense when incurred. Depreciable assets consist of the following as of December 31 (in thousands):

	2006	2005
Office furniture and equipment	$15,482	$15,312
Purchased software for internal use	12,784	12,493
Internally developed software	13,312	10,411
Leasehold improvements	5,273	5,226
	46,851	43,442
Less accumulated depreciation and amortization	(33,224)	(29,802)
Depreciable assets, net	$13,627	$13,640

Depreciation expense for 2006 was $3.7 million, compared to $4.3 million for 2005. During 2006 and 2005, the Company capitalized $2.9 million and $2.1 million, respectively, of development costs related to GEMS. In addition, during 2006 and 2005, the Company capitalized $0.2 million and $0.7 million, respectively, for other purchased software for internal use.

During 2005, the Company decided to use a web-based customer resource management (“CRM”) software instead of the CRM module of GEMS. As a result, the Company tested certain asset groupings within GEMS for recoverability and determined an impairment loss of approximately $1.0 million, net of accumulated amortization, should be recorded in operating expenses to write down GEMS to its fair value as required by FAS 144. There were no indicators of impairment under FAS 144 during 2006.

7. Credit Facility and Term Loan

During 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility replaced GTSI’s former credit facility, which expired on May 31, 2006. The gross outstanding balance of the Credit Facility as of December 31, 2006 was $42.6 million and is included on the accompany balance sheet, net of the Company’s lockbox cash accounts that are accessed by the lenders to pay down the Credit Facility outstanding balance, which was $11.7 million as of December 31, 2006.

The Credit Facility provides access to capital through June 2, 2010, with borrowings secured by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. The average interest rate for 2006 was 8.47%. As of December 31, 2006, GTSI had remaining available credit under the Credit Facility of $30.1 million.

The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. During 2006, the Company signed two amendments to the Credit Facility to change the frequency of disclosure to the lender and the minimum EBITDA required. The Company was in compliance with all financial covenants set forth in the Credit Facility as of December 31, 2006. On March 30, 2007, the Company executed the third amendment to the Credit Facility, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods (see Note 16). The Company currently relies on its Credit Facility as its primary vehicle to finance its operations. If the Company fails to comply with any material provision or covenant of our credit facility, it would be required to seek a waiver or amendment of covenants.

At December 31, 2006, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility and no payments of principal are due until June 2, 2010. The interest rate on the Term Loan is Prime plus 5.25% per annum and is due monthly. The average interest rate for 2006 was 13.25%. This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable for the first twelve months of the agreement, less interest paid through current or (ii) 1% of the amount prepaid.

The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of December 31, 2006 and 2005 were $4.5 million and $0, respectively.

As of December 31, 2005 the Company had a $135 million revolving credit facility with a group of banks that expired on May 31, 2006 and was replaced by the Credit Facility discussed above. The former credit facility included a revolving line of credit (the “Revolver”) and a provision for inventory financing of vendor products (the “Wholesale Financing Facility”). Borrowings under the Revolver were $48.0 million as of December 31, 2005. Borrowings under the Wholesale Financing Facility were $29.5 million as of December 31, 2005.

The former credit facility carried an interest rate indexed to the London Interbank Offered Rate (“LIBOR”) plus 1.75 percentage points. At December 31, 2005, GTSI’s interest rate under the Credit Facility was 6.1%. The weighted average interest rates for the years ended December 31, 2005 and 2004 were 5.1% and 3.2%, respectively.

8. Stockholders’ Equity

Purchase of Capital Stock

During 2006 and 2004, the Company made no repurchases of common stock. During 2005, the Company purchased approximately 610,000 shares of common stock for an aggregate purchase price of $4.9 million. The shares purchased were authorized under a stock purchase plan approved by GTSI’s Board of Directors. In February 2000, the Board of Directors approved a plan for the purchase of common stock with a limit of up to $5.25 million. In 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company’s common stock, provided the per share price did not exceed the market price. During 2005, the Board of Directors approved a $7.3 million increase to the Company’s share repurchase program.

As of December 31, 2006, GTSI had authorization for remaining future repurchases of $5.1 million; however, the Company is restricted under its Credit Agreement from purchasing its stock until 2010. Common stock purchased for the Company’s treasury is generally reissued for the employee stock purchase plan, for restricted stock grants and upon the exercise of employee stock options.

Stock Incentive Plans

The Company has two stockholder approved combination incentive and non-statutory stock incentive plans: the 1994 Stock Option Plan, as amended (“1994 Plan”), and the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”). These plans provide for the granting of options to employees (both plans) and non-employee directors (only under the 1996 Plan) to purchase up to 300,000 and 3,500,000 shares, respectively, of the Company’s common stock. The 1996 Plan also permits the grant of restricted stock and restricted stock units to its employees and non-employee directors. The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (“1997 Plan”), which provides for the granting of non-statutory stock options to employees (other than officers and directors) to purchase up to 300,000 shares of the Company’s common stock. In addition, GTSI has utilized a vehicle permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI (“Capitalization Vehicle”).

Under the 1997, 1996 and 1994 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options issued under the Capitalization Vehicle have a term of seven years, vest over four years and option prices equal the fair market value of the Company’s common stock at the date of grant. The vesting period for restricted stock and restricted stock units is determined by the Compensation Committee on an individual award basis. GTSI recognizes stock-based compensation expense for these graded vesting awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period specified in the option agreement.

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of GTSI’s stock over the historical period of time equal to the expected term of the options. The Company uses historical data to estimate option exercises, employee terminations and award forfeitures within the valuation model. The expected term of options granted has been determined based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury rates at the time of grant, that approximates the expected term of the option. The expected dividend assumption is zero as the Company is currently restricted under its Credit Agreement from issuing dividends on its common stock and it does not expect to declare a dividend in the foreseeable future. The fair value of the Company’s stock based option awards to employees was based on the following weighted-average assumptions for the years ended December 31:

	2006	2005	2004
Expected volatility	49.6%	51.7%	62.7%
Expected dividends	—	—	—
Expected term (in years)	4.8	4.0	4.2
Risk free interest rate	5.0%	4.0%	3.5%

Stock Options

A summary of option activity under the Company’s stock incentive plans as of December 31, 2006 and changes during the year then ended is presented below (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,088	$8.57
Granted	848	$7.00
Exercised	(198)	$4.34
Forfeited or canceled	(633)	$9.90
Outstanding at December 31, 2006	2,105	$7.93	4.79	$3,772
Exercisable at December 31, 2006	1,178	$8.51	3.64	$1,872

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $7.00, $8.15 and $11.28, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $0.6 million, $3.6 million and $2.3 million, respectively. During 2006, a Company executive exercised 100,000 stock options and received 31,073 shares of GTSI common stock in a net share settlement, where he effectively tendered shares. In addition, during 2006, 97,500 other stock options were exercised and common stock was issued from treasury stock. Stock compensation expense related to stock option awards was $1.2 million for the year ended December 31, 2006.

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

No tax benefit for the exercise of stock options was recognized during 2006. The tax benefit of stock options exercised during 2005 and 2004 were $338 thousand and $877 thousand, respectively.

For 2006, 2005 and 2004, the Company recorded charges of $33 thousand, $22 thousand, and $13 thousand, respectively for stock-based compensation granted to non-employees based on the fair value method.

Restricted Shares

During 2006, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board, which will vest in June 2007, as well as 29,667 shares of restricted stock to employees, scheduled to vest on the third, fourth and fifth anniversaries of the grant date in equal installments. During 2005, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board, which vested in June 2006, and also issued 23,333 shares of restricted stock to employees, scheduled to vest on the third, fourth and fifth anniversaries of the grant date in equal installments. There was no restricted stock issued during 2004. Compensation is recognized on a straight-line basis over the vesting period of the grants. During 2006, 2005 and 2004, $227 thousand, $153 thousand, and $0 respectively, was recorded as stock compensation expense for restricted stock.

Holders of nonvested restricted stock have similar dividend and voting rights as common shareholders. The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of December 31, 2006, and changes during 2006, is presented below (in thousands):

	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2006	50	$8.16
Granted	56	$7.34
Forfeited	(10)	$8.12
Restricted lapse	(28)	$8.20
Nonvested at December 31, 2006	68	$7.47

Unrecognized Compensation

As of December 31, 2006, there was $3.2 million of total unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 3.1 years. During 2006, approximately 54 thousand awards vested.

Employee Stock Purchase Plan

GTSI has established an Employee Stock Purchase Plan (“ESPP”). Beginning January 1, 2006, eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company at 95% of the fair market value of shares of common stock on the first day of the offering period. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee’s compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 95% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. Prior to January 1, 2006, the ESPP purchase price was 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. No other material changes were made to the plan. The Company uses its treasury shares to fulfill the obligation of both the employee withholding and the discount.

The table below summarizes the number of shares purchased by employees under the ESPP during the offering periods indicated:

Offering period ended	Number of shares purchased	Purchase price
December 31, 2006	13,547	$8.77
June 30, 2006	15,546	$6.13
December 31, 2005	41,605	$5.95
June 30, 2005	35,612	$6.92
December 31, 2004	40,994	$8.93
June 30, 2004	44,098	$9.73

The weighted average fair market value of shares under the ESPP was $7.36 in 2006, $6.40 in 2005 and $9.35 in 2004. GTSI has reserved 1,600,000 shares of common stock for the ESPP, of which 711,118 were available for future issuance as of December 31, 2006.

9. Contract Termination Costs

In October 2005 and February 2006 the Company implemented two reductions in workforce to eliminate duplication within the organization and move out of activities which have failed to yield adequate profitability. These actions resulted in excess office space for which the Company recorded a charge during 2006 of $166 thousand for the consolidation of facilities. Of the remaining $122 thousand liability at December 31, 2006, $58 thousand represents a non-current liability for costs to be incurred though 2008 related to facilities that are sub-leased or anticipated to be sub-leased at rates below the Company’s costs. This charge is included in selling, general & administrative expenses on the accompanying consolidated statement of operations. Although the sublease ended during the second quarter, the Company continues to actively market the space available in an effort to offset future expenses. Contract termination cost reserve activities as of and for the year ended December 31, 2006 were as follows (in thousands):

Contract termination charge	$166
Less: cash payments	(44)
Contract termination liability as of December 31, 2006	$122

10. Related Party Transactions

As part of the Mentor-Protégé Program offered under SBAs 8(a) program, GTSI serves as the official mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $370 thousand investment in Eyak and assumed a 37% ownership of the company. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. At December 31, 2006 and 2005, the investment balance for Eyak was $1.4 million and $0.6 million, respectively, and equity in earnings was $0.9 million and $0.1 million, respectively. The Company recognized sales to Eyak of $14.4 million, $25.8 million and $34.4 million during 2006, 2005 and 2004 and receivables have been recorded by the Company totaling $5.8 million and $4.4 million as of December 31, 2006 and 2005, respectively. GTSI also receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak and fees recognized by the Company during 2006, 2005, and 2004 are $1.5 million, $1.8 million, and $2.5 million, respectively, which are included in sales in the accompanying consolidated statements of operations. The amounts due are included in accounts receivable totaling $0.8 million and $0.4 million for the year ended December 31, 2006 and 2005 respectively. The following table summarize Eyak’s financial information as of and for the year ended December 31 (in thousands):

	2006	2005	2004
Revenues	$91,985	$72,463	$65,292
Gross margin	$12,087	$7,313	$5,419
Net income	$2,513	$129	$837

	2006	2005
Current assets	$54,911	$24,842
Noncurrent assets	$423	$464
Current liabilities	$51,411	$23,580
Noncurrent liabilities	$114	$130
Member’s equity	$3,809	$1,596

11. (Loss) Earnings Per Share

Basic (loss) earnings per share are calculated by dividing net income or loss by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted (loss) earnings per share are computed similarly to basic (loss) earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. Antidilutive employee stock options totaling 285 thousand and 741 thousand and restricted stock units totaling 45 thousand and 26 thousand have been excluded for 2006 and 2005, respectively.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31 (in thousands except per share amounts):

	2006	2005	2004
Basic (loss) earnings per share:
Net (loss) income	$(3,014)	$(13,673)	$10,135
Weighted average shares outstanding	9,371	9,166	8,664
Basic (loss) earnings per share	$(0.32)	$(1.49)	$1.17
Diluted (loss) earnings per share:
Net (loss) income	$(3,014)	$(13,673)	$10,135
Weighted average shares outstanding	9,371	9,166	8,664
Incremental shares attributable to the exercise of outstanding stock options	N/A	N/A	954
Weighted average shares and equivalents	9,371	9,166	9,618
Diluted (loss) earnings per share	$(0.32)	$(1.49)	$1.05

12. Income Taxes

The benefit (provision) for income taxes consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$98	$3,197	$(2,109)
State	12	470	(334)
	$110	$3,667	$(2,443)
Deferred:
Federal	$—	$(401)	$(3,997)
State	—	(40)	(418)
	$—	$(441)	$(4,415)
Total income tax benefit (provision)	$110	$3,226	$(6,858)

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and tax credits and the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2006	2005
Deferred tax assets:
Allowance	$737	$952
Inventory reduction of cost basis	954	2,643
Reserves	1,067	315
Bid and proposal costs	2,410	1,902
Deferred revenue	446	265
Stock compensation	392	120
Sale of receivables	928	—
Net operating losses and tax credits	693	927
Total deferred tax assets	7,627	7,124
Deferred tax liabilities:
Prepaid expenses and other	(240)	(268)
Sale of receivables	—	(25)
Depreciation and amortization	(3,413)	(2,901)
Total deferred tax liabilities	(3,653)	(3,194)
Valuation allowance	(3,974)	(3,930)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance against the full amount of the net deferred tax assets as of December 31, 2006 and 2005 because, in the opinion of management, it is not more likely than not that these deferred tax assets will be realized.

The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate for the years ended December 31:

	2006	2005	2004
Statutory rate	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal benefit	(6.2)	(3.1)	3.6
Non-deductible meals & entertainment costs	4.5	1.0	0.7
Non-deductible accrued incentive costs	3.7	0.4	—
Other	0.2	(0.6)	0.8
Change in the tax contingency reserve	(3.5)	(1.4)	1.3
Change in valuation allowance	31.8	18.6	—
Effective tax rate	(3.5)%	(19.1)%	40.4%

As of December 31, 2006 and 2005, respectively, the Company has NOL carryforwards of approximately $4.3 million and $2.5 million for Federal income tax purposes which will expire through 2027. With the implementation of FAS123R, the amount of the NOL carryforward related to stock based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOLs reported in gross deferred tax assets do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock based compensation. The NOL’s related to excess stock based compensation, and the related offsetting valuation allowance, as of December 31, 2005 have been removed from the deferred tax items included in the Company’s deferred taxes. The amount of valuation allowance that was removed as a result of reduction in December 31, 2005 NOL’s was approximately $0.9 million; as a result, the valuation allowance on a net basis increased by $44 thousand although the actual gross increase, before the FAS 123R adjustment to the valuation allowance, was approximately $1 million. The NOL related to these excess tax deductions will be recorded directly into capital in excess of par value at the time they produce a future current tax benefit. Approximately $3.0 million and $2.5 million of the December 31, 2006 and 2005 NOL carryforward relates to stock based compensation expense for which subsequently recognized tax benefits will be allocated to capital in excess of par value. The tax deduction benefit from the exercise of stock options of $0, $0.3 million, and $0.9 million was recorded to capital in excess of par value for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has an alternative minimum tax credit carryforward of approximately $177,000 at December 31, 2006 and 2005 with no expiration date.

The Company has established contingency reserves related to income taxes in accordance with SFAS No. 5. These reserves predominantly relate to tax basis in inventory and interest due as a result of the prior year financial statement restatement. The reserve is recorded within current taxes payable.

The Company’s NOL and tax credit carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2005 and 2006, the Company may have experienced such ownership changes.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the Company has established a full valuation allowance, there is no impact on the reported assets, liabilities, revenues and expenses for the periods presented

13. 401(k) Plan

GTSI maintains the Employees’ 401(k) Investment Plan (the “Plan”), a savings and investment plan intended to be qualified under Section 401 of the IRC. All employees of the Company who are at least 21 years of age are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under IRC, of a percentage (not to exceed 30%) of their total compensation. Employee contributions are fully vested at all times. Employer contributions vest at 20% over five years. GTSI matches employee contributions 50% of the first five percent of eligible pay. In 2006, 2005 and 2004, the Company contributed approximately $1.1 million, $1.2 million and $1.0 million to the Plan, respectively.

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

	2006	2005
Accrued warranties at beginning of year	$849	$2,429
Charges made against warranty liabilities	(600)	(1,316)
Adjustments to warranty reserves	381	(613)
Accruals for additional warranties sold	225	349
Accrued warranties at end of year	$855	$849

Revenue from extended warranty contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	2006	2005
Deferred warranty revenue at beginning of year	$1,361	$2,598
Deferred warranty revenue recognized	(848)	(1,370)
Revenue deferred for additional warranties sold	(7)	133
Deferred warranty revenue at end of year	$506	$1,361

Lease Commitments

The Company conducts its operations from leased real properties, which include offices and a warehouse. These obligations expire at various dates through 2011. Most of the leases contain renewal options at inception, some of which have been exercised, as well as escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Rent expense for 2006, 2005 and 2004 was approximately $2.7 million, $2.7 million and $2.4 million, respectively. Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows (in thousands):

2007	$3,095
2008	3,010
2009	785
2010	806
2011	762
Total minimum lease payments	$8,458

Letters of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $150 thousand at December 31, 2006 and 2005, as a security deposit for all tenant improvements associated with the lease.

As of December 31, 2006, the Company had an outstanding letter of credit, scheduled to expire in June 2007, to a customer in the amount of $4.6 million to guarantee the performance by the Company of its obligations under the contract. GTSI provided one of its vendors a $3.0 million letter of credit as collateral for a line of credit of $25 million.

As of December 31, 2005, GTSI had an outstanding letter of credit to a customer in the amount of $1.75 million to guarantee the performance by the Company of all obligations under the contract. This obligation expired on February 28, 2006.

Employment Agreements

As of December 31, 2005, the Company had an employment agreement with its former Chief Executive Officer which provided for payment of $0.7 million upon termination of employment. This agreement was terminated on February 15, 2006 when the Company entered into a transition agreement with its former CEO (the “Transition Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the next 18 months, as well as reimbursement for certain benefits and legal fees. As a result, the Company recorded severance expense of $1.2 million in selling, general &

administrative expenses during 2006. The balance of the severance liability related to these severance payments, which is included in accrued liabilities, is $644 thousand as of December 31, 2006.

On February 16, 2006, GTSI entered into an employment agreement with the Company’s current President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment or a change in control. In addition, GTSI has change in control agreements with 15 additional executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2006, no accruals have been recorded for these agreements.

Legal Proceedings

The Company is occasionally involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

In 2006, the Supreme Court of Virginia rejected a Petition for a Rehearing filed by Ichiban, a former subcontractor seeking to appeal the dismissal of a lawsuit against GTSI it had filed in 2003. The Company is aggressively working to collect the awarded attorneys’ fees and costs from Ichiban; however, in accordance with FAS No. 5, Accounting for Contingencies, no amounts for this gain contingency were accrued as of December 31, 2006.

15. Segment Reporting

GTSI engages in business activities as one operating segment that resells hardware and software and provides services primarily to the U. S. Federal Government. The Company’s chief operating decision maker evaluates performance and determines resource allocation based on GTSI’s consolidated sales and operating results. The following table summarizes the Company’s sales by type for the years ended December 31 (in thousands):

	2006	2005	2004
Hardware	$647,337	$706,686	$833,433
Software	110,644	117,813	155,724
Resold third-party service products	36,729	37,204	66,618
Service	55,479	20,309	19,662
Total	$850,189	$882,012	$1,075,437

Major Customers

All of GTSI’s sales are earned from U.S. companies. Sales to multiple agencies and departments of the U.S. Federal Government, either directly or through prime contractors, accounted for approximately 92%, 92% and 95% of the Company’s consolidated sales during 2006, 2005,and 2004, respectively.

16. Subsequent Events

On March 30, 2007, the Company and its lenders executed an amendment to the Company’s credit agreement, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods. In exchange for these financial covenant accommodations, the Company agreed to make a one-time payment to the lenders in an amount equal to 0.30% of the Credit Facility

On March 30, 2007, the Company also amended the subordinated secured long-term loan agreement with the lenders, under similar terms as the above referenced amendment to the credit agreement. In exchange for these financial covenant accommodations, the Company agreed to make a one-time payment to the lenders in an amount equal to 0.30% of the loan balance.

17. Selected Quarterly Financial Data (unaudited)

The following tables illustrate selected quarterly financial data for 2006 and 2005. GTSI has historically experienced significant seasonal fluctuations in its operations as a result of the U.S. Federal Government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends (in thousands).

	2006
	Q1	Q2	Q3	Q4		Total
Sales	$148,279	$180,956	$241,569	$279,385		$850,189
Gross margin(b)	18,301	26,510	25,900	40,141	(a)	110,852
Net (loss) income(b)(c)	$(10,028)	$944	$(3,393)	$9,463	(a)	$(3,014)
Basic (loss) earnings per share	$(1.08)	$0.10	$(0.36)	$1.00		$(0.32)
Diluted (loss) earnings per share	$(1.08)	$0.10	$(0.36)	$0.98		$(0.32)

	2005
	Q1	Q2	Q3	Q4	Total
Sales	$156,629	$179,122	$267,449	$278,812	$882,012
Gross margin(d)	17,393	19,063	35,901	27,445	99,802
Net (loss) income(d)(e)	$(6,244)	$(5,538)	$2,967	$(4,858)	$(13,673)
Basic (loss) earnings per share	$(0.69)	$(0.60)	$0.32	$(0.53)	$(1.49)
Diluted (loss) earnings per share	$(0.69)	$(0.60)	$0.31	$(0.53)	$(1.49)

(a)           Gross margin and net income for the quarter ended December 31, 2006 was positively impacted by extinguishment of a liability for $5.8 million, or $0.62 and $0.61 per basic and diluted share, in accordance with FAS 140 and changes in estimates of vendor rebates of $1.1 million, or $0.12 and $0.11 per basic and diluted share.

(b)          Gross margin and net (loss) income was positively impacted by $1.1 million in Q1, or $0.12 per basic and diluted share; $2.5 million in Q2, or $0.26 per basic and diluted share; and $0.4 million in Q4, or $0.04 per basic and diluted share, by changes in management’s estimate of the amount payable for items purchased.

(c)           Net (loss) income includes $0.2 million, $0.3 million, $0.3 million and $0.3 million of compensation expense recognized as a result of adopting SFAS No. 123(R) in the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

(d)          Gross margin and net loss for the year ended December 31, 2005 were negatively impacted by a $5.6 million, or $0.61 per basic and diluted share, charge for excess and obsolete inventory to write-down inventory to its market value as discussed in Note 5 of the consolidated financial statements. Gross margin was reduced $1.6 million in Q2, $0.4 million in Q3 and $3.6 million in Q4 of 2005 for this inventory impairment. This was offset in Q4 by the positive effects to gross margin of $1.6 million due to a change in estimated payable to vendors.

(e)           During Q4 2005, the Company recorded a valuation allowance against its net deferred tax asset, which increased net loss by $0.7 million.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A.        CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2005. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses previously disclosed in our 2005 Form 10-K/A filed on December 22, 2006 with the SEC, our disclosure controls and procedures were not effective as of December 31, 2006.

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

There was no change in our internal control over financial reporting during our fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because GTSI was not an accelerated filer for the year ended December 31, 2006, it is not required to report on, and is not including management’s report on internal control over financial reporting in this filing, and the associated report from its independent registered public accounting firm. We continue our remediation of the material weaknesses previously disclosed in our 2005 10-K/A, and expect to finalize those efforts by late 2007.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Registrant’s Stockholders scheduled to be held on May 3, 2007 (the “Proxy Statement”). The Proxy Statement will be filed with the Commission within 120 days after December 31, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the “Equity Compensation Plan Information” disclosed in Item 5 above, the information regarding the security ownership of certain beneficial owners and management required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND  FINANCIAL STATEMENTS AND SCHEDULES:

(a)         Financial Statements

The consolidated financial statements of GTSI Corp. filed are as follows:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2006

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

Financial Statement Schedules

The financial statement schedules of GTSI Corp. and subsidiaries filed are as follows:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits

The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.

By:	/s/ JAMES J. LETO
James J. Leto
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ JAMES J. LETO	President and Chief Executive Officer	April 2, 2007
James J. Leto	(Principal Executive Officer)
/s/ JOE RAGAN	Senior Vice President and	April 2, 2007
Joe Ragan	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ M. DENDY YOUNG	Chairman of the Board	April 2, 2007
M. Dendy Young
/s/ THOMAS HEWITT	Director	April 2, 2007
Thomas Hewitt
/s/ LEE JOHNSON	Director	April 2, 2007
Lee Johnson
/s/ JOSEPH KEITH KELLOGG, JR.	Director	April 2, 2007
Joseph Keith Kellogg, Jr.
/s/ STEVEN KELMAN	Director	April 2, 2007
Steven Kelman
/s/ BARRY REISIG	Director	April 2, 2007
Barry Reisig
/s/ JOHN M. TOUPS	Director	April 2, 2007
John M. Toups
/s/ DANIEL R. YOUNG	Director	April 2, 2007
Daniel R. Young

GTSI CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

SCHEDULE II

	Years Ended December 31,
	2006	2005	2004
Allowance for Doubtful Accounts
Balance at beginning of year	$1,968	$1,009	$699
Additions—charged to expense or other accounts	1,485	1,410	507
Deductions	(1,841)	(451)	(197)
Balance at end of year	$1,612	$1,968	$1,009
Sales Return Allowance (1)
Balance at beginning of year	$8,116	$—	$—
Additions—charged to expense or other accounts	6,480	9,903	—
Deductions	(8,314)	(1,787)	—
Balance at end of year	$6,282	$8,116	$—
Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$3,930	$—	$—
Additions—charged to expense or other accounts	44	3,930	—
Deductions	—	—	—
Balance at end of year	$3,974	$3,930	$—

(1)          The sales returns allowance is reported as a reduction of accounts receivable on the consolidated balance sheets.

All other schedules are omitted because the required information is not present or is not present in amount sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
10.1	GTSI Employee’s 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto*(3)
10.2	Employee Stock Purchase Plan, as amended to date*(4)
10.3	1994 Stock Option Plan, as amended to date*(5)
10.4	Amended and Restated 1996 Stock Incentive Plan*(6)
10.5	1997 Non-Officer Stock Option Plan, as amended to date (7)
10.6	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility (8)
10.7	Lease dated December 10, 1997 between the Company and Petula Associates, Ltd. and Amendment for headquarters facility (8)
10.8	Second Amendment to Deed of Lease dated February 11, 2005 between the Company and AG/ARG Avion, L.L.C. (successor-in-interest to Petula Associates, Ltd.) for headquarters facility. (3)
10.9	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (9)
10.10	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (9)
10.11	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (10)
10.12	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (10)
10.13	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (11)
10.14	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (11)
10.15	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (filed herewith)
10.16	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (filed herewith)
10.17	GTSI Corp. Long Term Incentive Plan * (13)
10.18	GTSI 2005 Executive Incentive Compensation Plan * (3)
10.19	Form of GTSI Change in Control Agreement *(3)
10.20	Transition Agreement with M. Dendy Young dated February 15, 2006* (14)
10.21	Employment Agreement dated February 16, 2006 between the Registrant and James J. Leto* (15)
10.22	Form of GTSI Severance Agreement * (16)
14.1	Code of Ethics (12)

23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

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

       (1) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

       (2) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

       (3) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

       (4) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2005.

       (5) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

       (6) Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement.

       (7) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

       (8) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

       (9) Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(10) Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(11) Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.

(12) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13) Incorporated by reference to Appendix B of the Registrant’s 2004 Proxy Statement

(14) Incorporated by reference to the Registrant’s current report on Form 8-K dated February 15, 2006.

(15) Incorporated by reference to the Registrant’s current report on Form 8-K dated February 16, 2006.

(16) Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2006.