Form 10-Q
period 2007-03-31
GTSI CORP
filed 2007-05-15
CIK 850483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐            Yes         ☒           No

The number of shares of common stock, $0.005 par value, outstanding as of April 30, 2007 was 9,619,231.

GTSI CORP.

Form 10—Q for the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GTSI CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$797	$705
Accounts receivable, net	150,021	222,072
Inventory	26,040	35,691
Deferred costs	12,364	22,188
Other current assets	8,912	9,651
Total current assets	198,134	290,307
Depreciable assets, net	13,321	13,627
Long-term receivables and other assets	23,838	26,747
Total assets	$235,293	$330,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$752	$30,912
Accounts payable	96,985	142,217
Financed lease debt, current portion	15,351	16,546
Accrued liabilities	17,378	23,194
Deferred revenue	5,275	7,241
Total current liablilites	135,741	220,110
Long-term debt	10,000	10,000
Long-term financed lease debt	14,224	18,758
Other liabilities	5,170	5,130
Total liabilities	165,135	253,998

Commitments and contingencies	—	—

Stockholders’ equity
Common stock - $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,559,119 outstanding at March 31, 2007; 9,806,084 issued and 9,512,019 outstanding at December 31, 2006	49	49
Capital in excess of par value	45,359	45,110
Retained earnings	26,591	33,717
Treasury stock, 246,965 shares at March 31, 2007 and 294,065 shares at December 31, 2006, at cost	(1,841)	(2,193)
Total stockholders’ equity	70,158	76,683
Total liabilities and stockholders’ equity	$235,293	$330,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

	Three months ended
	March 31,
	2007	2006

SALES	$144,082	$148,279

COST OF SALES, exclusive of depreciation and amortization	124,685	129,978

GROSS MARGIN	19,397	18,301

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	27,142	29,606

LOSS FROM OPERATIONS	(7,745)	(11,305)

INTEREST AND OTHER INCOME
Lease-related income, net	1,719	2,378
Interest and other income, net	458	240
Interest expense	(1,380)	(1,341)
Interest and other income, net	797	1,277

LOSS BEFORE INCOME TAXES	(6,948)	(10,028)

INCOME TAX BENEFIT (PROVISION)	—	—

NET LOSS	$(6,948)	$(10,028)

LOSS PER SHARE
Basic	$(0.73)	$(1.08)
Diluted	$(0.73)	$(1.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	9,475	9,288
Diluted	9,475	9,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,948)	$(10,028)
Adjustments to reconcile net loss to net cash provided by operating activities	38,194	53,141
Net cash provided by operating activities	31,246	43,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(654)	(639)
Net cash used in investing activities	(654)	(639)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on credit facility	(30,161)	(48,014)
Payments of deferred financing costs	(570)	(225)
Proceeds from financed lease debt	—	8,110
Proceeds from equity transactions	231	131
Net cash used in financing activities	(30,500)	(39,998)

NET INCREASE IN CASH	92	2,476

CASH AT BEGINNING OF PERIOD	705	27

CASH AT END OF PERIOD	$797	$2,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GTSI Corp. and its subsidiaries (“GTSI” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore, omit or condense certain note disclosures and other information required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006 included in GTSI’s Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature (except as disclosed herein) considered necessary to present fairly GTSI’s financial position as of March 31, 2007 and its results of operations and cash flows for the three months ended March 31, 2007.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year, or future periods.  GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns.  These patterns historically have had a negative effect on GTSI’s sales and net loss during the quarter ended March 31. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The EITF also concluded that once the new standard is effective (January 1, 2007), a company should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. The Company collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. Accordingly, there are no sales and property taxes included in gross revenue and therefore disclosure will not be required.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007. The Company is in the process of evaluating the adoption of FAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  This statement gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which is effective for fiscal years beginning after November 15, 2007, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. See Note 9 for further discussion.

3. Stock-Based Compensation

Stock Incentive Plans

The Company has two stockholder approved combination incentive and non-statutory stock incentive plans: the 1994 Stock Option Plan, as amended (“1994 Plan”), and the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”). The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan

(“1997 Plan”), which provides for the granting of non-statutory stock options to employees (other than officers and directors). In addition, GTSI has utilized an incentive permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI.

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of GTSI’s stock over the historical period of time equal to the expected term of the options. The Company uses historical data to estimate option exercises, employee terminations and award forfeitures within the valuation model. The expected term of options granted has been determined based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury rate at the time of grant. The expected dividend assumption is zero as the Company is currently restricted under its Credit Facility from issuing dividends on its common stock.

	For the three months ended March 31,
	2007	2006
Expected volatility	43.8%	50.1%
Expected dividends	—	—
Expected term (in years)	4.4	4.8
Risk free interest rate	4.7%	4.6%

Stock Options

A summary of option activity under the Company’s stock incentive plans as of March 31, 2007 and changes during the three-month period then ended is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Shares	Average Exercise	Contractual	Value
	(in thousands)	Price	Term	(in thousands)
Outstanding at January 1, 2007	2,105	$7.93
Granted	45	$9.73
Exercised	(47)	$4.90
Forfeited	(59)	$7.29
Canceled	(13)	$10.72
Outstanding at March 31, 2007	2,031	$8.04	4.59	$6,004
Exercisable at March 31, 2007	1,223	$8.64	3.39	$2,888

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $4.05 and $3.16, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.3 million and $0.4 million, respectively.  During the three months ended March 31, 2007 and 2006, 47,100 shares and 122,500 shares, respectively, of stock options were exercised under the Company’s stock option plans. The Company has historically issued shares from treasury stock to satisfy option exercises. Due to the full valuation allowance on the Company’s deferred tax assets, no tax benefit for the exercise of stock options was recognized during the three months ended March 31, 2007 and 2006.

Restricted Shares

During the three months ended March 31, 2007, there were no restricted stock awards granted. During the three months ended March 31, 2006, approximately 1,667 restricted stock awards were granted. During the three months ended March 31, 2007 and 2006, $0.1 million was recorded as stock compensation expense for restricted stock.

The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the

Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

Weighted
	Shares	Average Grant-
	(in thousands)	Date Fair Value

Nonvested at January 1, 2007	68	$7.47
Granted	—
Forfeited	—
Restricted lapse	—
Nonvested at March 31, 2007	68	$7.47

Unrecognized Compensation

As of March 31, 2007, there was $3.3 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $2.9 million related to stock options and $0.4 million related to restricted stock awards.  The cost for unrecognized compensation related to stock options and restricted stock awards is expected to be recognized over a weighted average period of 3.0 years and 3.2 years, respectively.

4. Lease and Other Receivables

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

The Company’s investments in sales-type lease receivables were as follows as of (in thousands):

	March 31,	December 31,
	2007	2006
Future minimum lease payments receivable	$27,909	$26,307
Unguaranteed residual values	10,516	10,516
Unearned income	(5,581)	(6,485)
	$32,844	$30,338

The Company’s investment in other receivables was as follows as of (in thousands):

	March 31,	December 31,
	2007	2006
Future minimum payments receivable	$7,643	$14,464
Unearned income	(1,848)	(2,415)
	$5,795	$12,049

5. Transferred Receivables and Financed Lease Debt

For the three months ended March 31, 2007, the Company did not transfer any financing receivables to third parties that did not meet the sale criteria under FAS 140. For the three months ended March 31, 2006, the Company transferred financing receivables of $8.1 million to third parties in transactions that did not meet the sale criteria under FAS 140. These amounts are included in cash flows from financing activities in the condensed consolidated statement of cash flows.  Accordingly, as payments are made on these receivables directly to the third party financing company by our customers, the related reduction of these receivables and financed lease debt is a non-cash transaction and excluded from the statement of cash flows. As a result financed lease debt and the related receivables decreased by $5.7 million for the first three months of 2007.

The Company recognized interest expense on financed lease debt in the amount of $0.6 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively.

6. Credit Facility and Term Loan

During 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility replaced GTSI’s former credit facility, which expired on May 31, 2006. The gross outstanding balance of the Credit Facility as of March 31, 2007 was $2.4 million and is included on the accompanying balance sheet, net of the Company’s lockbox cash accounts that are accessed by the lenders to pay down the Credit Facility outstanding balance, which was $1.6 million as of March 31, 2007.

The Credit Facility provides access to capital through June 2, 2010, with borrowings secured by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. As of March 31, 2007, GTSI had remaining available credit under the Credit Facility of $28.2 million.

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

At March 31, 2007, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility and no payments of principal are due until June 2, 2010. The interest rate on the Term Loan is Prime plus 5.25% per annum and is due monthly. This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable on the Term Loan that would be payable from the Third Amendment Effective Date through the date which is twelve (12) months after the Third Amendment Effective Date, less interest paid through current or (ii) 1% of the amount prepaid.

The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of March 31, 2007 and December 31, 2006 were $4.7 million and $4.5 million, respectively.

7. Contract Termination Costs

In 2006, the Company implemented a reduction in workforce to eliminate duplication within the organization and move out of activities which have failed to yield adequate profitability. These actions resulted in excess office space for which the Company recorded a charge in 2006 of $0.2 million for the consolidation of facilities. These amounts are included in selling, general & administrative expenses on the accompanying Statement of Operations.

Contract termination cost reserve activities for the three months ended March 31, 2007 was as follows (in thousands):

Contract termination liability as of December 31, 2006	$122
Less: cash payments	(15)
Less: revision to estimate	(57)
Contract termination liability as of March 31, 2007	$50

8. Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, which includes shares of restricted stock that are fully vested.  Diluted loss per share is computed similarly to basic loss per share, except that the weighted average number of shares outstanding are increased to include equivalents, when their effect is dilutive.

Anti-dilutive employee stock options totaling 274,774 and 229,428 shares respectively were excluded for the three months ended March 31, 2007 and 2006.  Unvested restricted stock units totaling 68,417 and 51,665 shares, respectively, have been excluded for the three months ended March 31, 2007 and 2006.

The following table sets forth the computation of basic and diluted loss per share (in thousands):

	Three months ended
	March 31,
	2007	2006
Basic loss per share:
Net loss	$(6,948)	$(10,028)
Weighted average number of shares outstanding	9,475	9,288
Basic loss per share	$(0.73)	$(1.08)

Diluted loss per share:
Net loss	$(6,948)	$(10,028)
Weighted average number of shares outstanding	9,475	9,288
Incremental shares attributable to the exercise of outstanding stock options	N/A	N/A
Weighted average number of shares and equivalents	9,475	9,288
Diluted loss per share	$(0.73)	$(1.08)

9. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48, the Company recognized an increase to liabilities for uncertain tax positions totaling $0.2 million through an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Balance Sheet. At the beginning of 2007, GTSI had approximately $0.6 million of total gross unrecognized tax benefits.  Of this total, approximately $0.1 million (net of indirect federal and state benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

There were no increases to gross unrecognized tax benefits during the first quarter of 2007.

GTSI is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions. The Company’s federal tax years that remain subject to examination are 2003 and forward.  Currently, the federal returns for tax years 2003, 2004 and 2005 are under examination.  It is reasonably possible that all unrecognized tax benefits as of December 31, 2006 will be eliminated during the next twelve months.  These uncertainties relate to anticipated federal income tax adjustments.

GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.2 million accrued for interest and less than $0.1 million accrued for penalties at the beginning of 2007. During the first quarter of 2007, the increase to accrued interest and penalties was immaterial.

Interest will continue to accrue on certain issues for the remainder of 2007; however these amounts are not expected to be material.

Since Company management believes that it is not more likely than not that its deferred tax assets will be realized, the Company has recorded a full valuation allowance against its net deferred tax assets and is not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are ultimately utilized within the current year.

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

	Three months ended
	March 31,
	2007	2006
Accrued warranties at beginning of period	$855	$849
Charges made against warranty liabilities	(87)	(115)
Adjustments to warranty reserves	(216)	170
Accruals for additional warranties sold	—	37
Accrued warranties at end of period	$552	$941

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract.  The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Three months ended
	March 31,
	2007	2006
Deferred warranty revenue at beginning of period	$506	$1,361
Deferred warranty revenue recognized	(140)	(283)
Revenue deferred for additional warranties sold	33	67
Deferred warranty revenue at end of period	$399	$1,145

Letters of Credit

GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at March 31, 2007 and December 31, 2006, as a security deposit for all tenant improvements associated with the lease.

As of March 31, 2007, the Company had an outstanding letter of credit, scheduled to expire in June 2007, to a customer in the amount of $4.6 million to guarantee the performance by the Company of its obligations under the contract. GTSI provided one of its vendors a $3.0 million letter of credit as collateral for extending credit of $15.0 million.

Employment Agreements

On February 15, 2006 the Company entered into a transition agreement with its former CEO (the “Transition

Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the course of 18 months, as well as reimbursement for certain benefits and legal fees.  As a result, the Company recorded severance expense of $1.2 million in selling, general & administrative expenses during the quarter ended March 31, 2006. The balance of the severance liability related to these severance payments, which is included in accrued liabilities, is $0.3 million as of March 31, 2007.

In 2006, GTSI entered into an employment agreement with the Company’s current President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment. In addition, GTSI has change in control agreements with 16 executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of March 31, 2007, no accruals have been recorded for these agreements.

Contingencies

Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business.  As of March 31, 2007, GTSI is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.

11. Related Party Transactions

GTSI serves as the official mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $0.4 million investment in Eyak and assumed a 37% ownership of the company. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. At March 31, 2007 and December 31, 2006, the investment balance for Eyak was $1.4 million. For the quarters ended March 31, 2007 and 2006, equity in earnings (losses) was $0.1 million and less than $(0.1) million, respectively. GTSI also receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers are $0.4 million and $0.3 million for the quarter ended March 31, 2007 and 2006, respectively, which are included in sales in the accompanying consolidated statements of operations. The following table summarizes Eyak’s unaudited financial information for the periods presented in the accompanying Balance Sheet and Statement of Operations (in thousands):

	For the Quarter ended
	March 31,
	2007	2006
Revenues	$38,802	$19,589
Gross margin	$3,675	$2,382
Net income (loss)	$346	$(104)

	March 31,	December
	2007	31, 2006
Current assets	$48,536	$54,911
Noncurrent assets	$279	$423
Current liabilities	$45,110	$51,411
Noncurrent liabilities	$—	$114
Member’s equity	$3,705	$3,809

12. Subsequent Events

On April 4, 2007 the Company announced the retirement of M. Dendy Young as Chairman of the Board and as Director effective as of  the Annual Stockholder’s Meeting, which was held May 3, 2007.   On May 3, 2007, John Toups was named the Chairman of the Board, effective immediately.

At the May 3, 2007 Annual Meeting of Stockholders, the stockholders approved amendments to the Company’s 1996 Stock Incentive Plan, which has been renamed the Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”), to increase the number of shares of Common Stock authorized for issuance by 1,000,000 and to authorize the award of stock appreciation rights (“SARs”).  In February 2007, the Board of Directors proposed a grant of 928,386

SARs and 351,932 restricted stock awards to certain officers.  These grants were subject to Stockholder approval of the grant and the 2007 Plan, which occurred on May 3, 2007 Plan.  Based on the grant date fair value, the Company will recognize approximately $1.5 million in stock-based compensation related to these awards in 2007 beginning in the second quarter.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2006.  We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections.  Words such as “expect,” “plan,” “believe,” “anticipate,”  “intend” and similar expressions are intended to identify these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:

•                  Previously disclosed material weaknesses in our internal control over financial reporting;

•                  The uncertainty surrounding our ability to meet the covenants under our Credit Agreement in future periods;

•                  Our exposure to inventory risks;

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

For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of financial services capable of managing the entire technology lifecycle.  We offer leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed cost, rather than the much more budget-sensitive and discontinuous capital expenditures.  This model is in high demand from our customers, and we believe it represents a distinctive advantage.  We expect to continue to expand our sales from leasing arrangements for IT products and solutions in 2007.

As discussed in more detail throughout our MD&A for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

•                  Total sales decreased $4.2 million;

•                  Gross margin as a percentage of sales increased 1.1%;

•                  Loss before income taxes for the three months ended March 31, 2007 decreased $3.1 million.

We are looking forward to improvements in operational and financial performance through improved margin percentages.  We will work to improve execution of the current business and deliver high value solutions.  We believe there are significant opportunities to increase our relatively low market share within the government IT market as we pursue a distinctive business model combining the concepts of a value added provider of complex IT solutions with a traditional reseller.

Critical Accounting Estimates and Policies

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, financing receivables, valuation of inventory, capitalized internal use software, estimated payables and income taxes. For more information on critical accounting estimates and policies see the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006.  We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48, we recognized an increase to liabilities for uncertain tax positions totaling $0.2 million through an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Balance Sheet. At the adoption date of January 1, 2007, GTSI had approximately $0.6 million of total gross unrecognized tax benefits.  Of this total, approximately $0.1 million (net of indirect federal and state benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Historical Results of Operations

The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three months ended
	March 31,
	2007	2006
Sales	100.0%	100.0%
Cost of sales	86.5%	87.7%
Gross margin	13.5%	12.3%
Selling, general, and administrative expenses	18.9%	19.9%
(Loss) income from operations	(5.4)%	(7.6)%
Interest and other income, net	0.6%	0.8%
(Loss) income before taxes	(4.8)%	(6.8)%
Income tax benefit (provision)	—	—
Net (loss) income	(4.8)%	(6.8)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended
	March 31,
Sales by Type	2007		2006
Hardware	$108.9	75.6%	$114.8	77.4%
Software	12.1	8.4%	12.9	8.7%
Resold third-party service products	11.5	8.0%	8.5	5.7%
Services	11.6	8.0%	12.1	8.2%
Total	$144.1	100.0%	$148.3	100%

	Three months ended
	March 31,
Sales by Vendor	2007		2006
Panasonic	$23.6	16.4%	$33.6	22.7%
Cisco	17.2	11.9%	24.7	16.7%
Sun Microsystems	14.0	9.7%	10.1	6.8%
HP	32.6	22.6%	16.2	10.9%
Microsoft	11.6	8.0%	2.9	2.0%
Others, net of reserves	45.1	31.3%	60.8	41.0%
Total	$144.1	100.0%	$148.3	100.0%

Three Months Ended March 31, 2007 Compared With the Three Months Ended March 31, 2006

Sales

Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns. Sales for the first quarter of 2007 decreased $4.2 million, or 2.9%, compared to the same period in 2006. Reasons for the sales decline are consistent with the trends we experienced during 2006 where our continued focus on a smaller number of higher margin sales, largely related to our integrated solutions engagements, has led to a decline in total sales.

An analysis of sales by type shows that resold third-party service product sales increased for the three months ended March 31, 2007 to $11.5 million from $8.5 million for the three months ended March 31, 2006. All other categories decreased quarter over quarter, most predominantly the $5.9 million decline in hardware sales.

Sales from Panasonic and Cisco, two of our top five vendors, declined $10.0 million and $7.5 million, respectively, for the three months ended March 31, 2007 as compared to the same period in 2006. These decreases were offset by increased sales from Sun Microsystems, HP, and Microsoft of $3.9 million, $16.4 million, and $8.7 million, respectively.  HP sales increased significantly due to a significant hardware sale in the first quarter of 2007. Overall, sales from our top five vendors increased $11.5 million quarter over quarter, despite our decrease in total sales for the period, which is consistent with our ongoing efforts to strengthen our partnerships with key vendors.

Gross Margin

Gross margin increased $1.1 million, or 5.7%, from $18.3 million for the three-month period ended March 31, 2006 to $19.4 million for the three months ended March 31, 2007.  Gross margin as a percentage of sales increased 1.1% for the first quarter of 2007, as compared to the first quarter of 2006.  This increase in gross margin percentage is consistent with our continued focus on higher margin sales, mostly related to large dollar orders and integrated solutions engagements.

Selling, General & Administrative Expenses

During the three months ended March 31, 2007, selling, general & administrative (“SG&A”) expenses decreased $2.5 million, or 9.1%, from the same period in 2006. Commission expense decreased $1.0 million due to decreased sales in the first quarter of 2007 and the implementation of a new commission plan for 2007.  Salaries and benefits decreased $0.4 million due to a lower headcount from the same period in 2006.

These decreases were offset by increases of $0.7 million in consulting and temporary expenses due to our ongoing remediation efforts surrounding our internal control processes and $0.4 million increase in accounting fees due to increased audit fees.

Interest and Other Income, Net

Interest and other income net of interest and other expense, decreased $0.5 million, during the three months ended March 31, 2007 compared to the same period in 2006.  This decrease was primarily due to the $0.7 million decrease in lease related income and $0.6 million increase in lease related expenses offset by a $0.6 million gain on lease dispositions.

Income Taxes

As a result of our full valuation allowance on our deferred tax assets, we did not report any income tax benefit during the three months ended March 31, 2007 and 2006, despite our $6.9 million and $10.0 million loss before income taxes, respectively. Since Company management believes that it is not more likely than not that its deferred tax assets will be realized, the Company has recorded a full valuation allowance against its net deferred tax assets and is not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are ultimately utilized within the current year.

Seasonal Fluctuations

Historically in excess of 92% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers.  These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year have traditionally been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year, although our sales commissions programs generally result in marginally increased expenses in the fourth quarter of our fiscal year.  As a result, GTSI has historically shown a net loss for the period ended March 31.

Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers.  The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.

Liquidity and Capital Resources

Cash flows for the three months ended March 31,

(in millions)	2007	2006	Difference

Cash provided by operating activities	$31.2	$43.1	$(11.9)
Cash used in investing activities	$(0.7)	$(0.6)	$(0.1)
Cash used in financing activities	$(30.5)	$(40.0)	$9.5

During the three months ended March 31, 2007, our cash balance increased $0.1 million from our December 31, 2006 balance. GTSI’s current assets decreased $92.2 million as of March 31, 2007 when compared to our December 31, 2006 balance. This decrease is due to decreased accounts receivable of $72.1 million, inventory of $9.7 million, and deferred costs of $9.8 million as of March 31, 2007.

Our capital expenditures remained consistent during the three months ended March 31, 2007 and 2006, primarily from the costs associated with future release of GEMS in 2008.

Cash used in financing activities decreased $9.5 million for the three months ended March 31, 2007, as compared with the same period in 2006, predominantly due to an $8.1 million decrease in proceeds from financed lease debt, offset by a $17.9 million decrease in net repayments under the Credit Facility.

Credit Facility and Term Loan

During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility replaced GTSI’s former credit facility which expired on May 31, 2006.

The Credit Facility provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make dividends and other restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the prime rate plus 0.25% plus margin. As of March 31, 2007 we had available credit under the Credit Facility of $28.2 million.

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

During 2006, we also obtained a subordinated secured long-term loan of $10 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility. The interest rate on the Term Loan is Prime plus 5.25% per annum and is due monthly. This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable on the Term Loan that would be payable from the Third Amendment Effective Date through the date which is twelve (12) months after the Third Amendment Effective Date, less interest paid through current or (ii) 1% of the amount prepaid.

Liquidity

Our working capital as of March 31, 2007 decreased approximately $7.8 million from our working capital at December 31, 2006. GTSI’s current assets decreased $92.2 million as of March 31, 2007 when compared to our December 31, 2006 balance. This decrease is due to decreased accounts receivable of $72.1 million, inventory of $9.7 million, and deferred costs of $9.8 million as of March 31, 2007. Current liabilities decreased $84.4 million from December 31, 2006 due to decreased borrowings under the Credit Facility of $30.2 million, accounts payable of $45.2 million, and accrued liabilities of $5.8 million offset by decreased financed lease debt of $1.2 million.

As the Company continues to improve its credit worthiness, we are not being required to extend letters of credit with our vendors as collateral for lines of credit.  As of April 30, 2007, we no longer had outstanding letters of credit extended to our vendors, which has increased our availability within our Credit Facility and Term Loan.

Our treasury stock is generally reissued upon exercise of employee stock options and for the employee stock purchase plan. No shares of common stock were purchased during the three months ended March 31, 2007 for treasury stock.  Although $5.1 million remains authorized by our Board of Directors for share repurchases, the terms of our Credit Agreement restrict us from purchasing our stock until 2010.

Capital Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $6.9 million for the three months ended March 31, 2007. Despite this fact, we were able to maintain positive cash flow from operations due to our intense collection efforts during the quarter.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The EITF also concluded that once the new standard is effective (January 1, 2007), a company should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. The Company collects and remits sales taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. The Company has determined that disclosure will not be required.

In September 2007, the FASB issued SFAS No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007. We are in the process of evaluating the adoption of FAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective as of the first fiscal year beginning after November 15, 2007, is not expected to have a material impact on our consolidated financial position or results of operations.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  See Note 9 for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GTSI had a $135 million Credit Facility indexed at the Prime Rate plus 0.25% plus margin as of March 31, 2007. GTSI also had a Term Loan of $10 million indexed at Prime plus 5.25% as of March 31, 2007. The Credit Facility and Term Loan expose us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in additional interest expense during the three months ended March 31, 2007 of $0.4 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At March 31, 2007 we had $12.4 million of variable rate debt subject to interest.

Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $14.2 million and $18.8 million at March 31, 2007 and December 31, 2006, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2007. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses previously disclosed in our 2005 Form 10-K/A, our disclosure controls and procedures were not effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to remediate material weaknesses previously disclosed in our 2005 Form 10-K/A and expect to complete these efforts by the end of the third quarter 2007.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

Date	May 15, 2007	/s/ JAMES J. LETO
James J. Leto
President and Chief Executive Officer

Date	May 15, 2007	/s/ JOE RAGAN
Joe Ragan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (1)

10.2	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (1)

10.3	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (2)

10.4	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (2)

10.5	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (3)

10.6	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp.. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (3)

10.7	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (4)

10.8	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp.. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (4)

10.9	Amended and Restated 1996 Stock Incentive Plan (5)
10.10	Amended and Restated 2007 Stock Incentive Plan (filed herewith)
10.11	Change in Control Agreement with James Leto (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.
(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.
(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement