Form 10-Q
period 2007-06-30
GTSI CORP
filed 2007-08-14
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
The number of shares of common stock, $0.005 par value, outstanding as of July 31, 2007 was 9,622,337.

GTSI Corp.
Form 10-Q for the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,910	$705
Accounts receivable, net	158,679	222,072
Inventory	23,955	35,691
Deferred costs	10,231	22,188
Other current assets	9,081	9,651

Total current assets	205,856	290,307
Depreciable assets, net	12,993	13,627
Long-term receivables and other assets	23,682	26,747

Total assets	$242,531	$330,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$30,912
Accounts payable	113,358	142,217
Financed lease debt, current portion	14,236	16,546
Accrued liabilities	13,685	23,194
Deferred revenue	5,023	7,241

Total current liablilites	146,302	220,110
Long-term debt	10,000	10,000
Long-term financed lease debt	14,042	18,758
Other liabilities	5,224	5,130

Total liabilities	175,568	253,998

Commitments and contingencies	—	—

Stockholders’ equity
Common stock — $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,640,015 outstanding at June 30, 2007; 9,806,084 issued and 9,512,019 outstanding at December 31, 2006	49	49
Capital in excess of par value	45,210	45,110
Retained earnings	22,970	33,717
Treasury stock, 166,069 shares at June 30, 2007 and 294,065 shares at December 31, 2006, at cost	(1,266)	(2,193)

Total stockholders’ equity	66,963	76,683

Total liabilities and stockholders’ equity	$242,531	$330,681

See notes to Unaudited Condensed Consolidated Financials Statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

SALES	$153,636	$180,956	$297,719	$329,236

COST OF SALES	132,967	154,446	257,651	284,424

GROSS MARGIN	20,669	26,510	40,068	44,812

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	26,254	27,118	53,398	56,723

LOSS FROM OPERATIONS	(5,585)	(608)	(13,330)	(11,911)

INTEREST AND OTHER INCOME
Lease-related income	2,904	2,602	5,199	4,980
Interest and other income, net	735	517	1,193	757
Interest expense	(1,423)	(1,567)	(3,379)	(2,909)

Interest and other income, net	2,216	1,552	3,013	2,828

(LOSS) INCOME BEFORE INCOME TAXES	(3,369)	944	(10,317)	(9,083)

INCOME TAX PROVISION	(252)	—	(252)	—

NET (LOSS) INCOME	$(3,621)	$944	$(10,569)	$(9,083)

(LOSS) EARNINGS PER SHARE
Basic	$(0.38)	$0.10	$(1.11)	$(0.97)

Diluted	$(0.38)	$0.10	$(1.11)	$(0.97)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,551	9,348	9,513	9,331

Diluted	9,551	9,465	9,513	9,331

See notes to Unaudited Condensed Consolidated Financials Statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,569)	$(9,083)
Adjustments to reconcile net loss to net cash provided by operating activities	45,597	32,835

Net cash provided by operating activities	35,028	23,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(1,083)	(1,293)

Net cash used in investing activities	(1,083)	(1,293)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on credit facility	(30,912)	(46,744)
Proceeds from financed lease debt	—	13,978
Proceeds from long-term debt	—	10,000
Payments of deferred financing costs	(670)	—
Proceeds from equity transactions	842	305

Net cash used in financing activities	(30,740)	(22,461)

NET INCREASE (DECREASE) IN CASH	3,205	(2)

CASH AT BEGINNING OF PERIOD	705	27

CASH AT END OF PERIOD	$3,910	$25

See notes to Unaudited Condensed Consolidated Financials Statements.

GTSI CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (“GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. During the second quarter of 2007, the Company identified certain immaterial errors related to periods prior to fiscal 2007. The Company has recorded adjustments for these items which increased net loss by $0.3 million for the three months ended June 30, 2007. The Company has determined that the impact of these adjustments was not material to the current or any prior period and does not believe it will be material to the results for fiscal year 2007.
The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced significant seasonal fluctuations in operations as a result of government buying and funding patterns. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). See Note 9 for further discussion.

3. Stock-Based Compensation
Stock Incentive Plans
The Company has two stockholder approved combination incentive and non-statutory stock incentive plans: the 1994 Stock Option Plan, as amended (“1994 Plan”), and the Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”), which replaced the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”). The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (“1997 Plan”), which provides for the granting of non-statutory stock options to employees (other than officers and directors). In addition, GTSI has utilized an incentive permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI.
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

	For the six months ended June 30,
	2007	2006
Expected volatility	51.6%	49.9%
Expected dividends	—	—
Expected term (in years)	5.2	4.8
Risk free interest rate	4.6%	5.0%
Stock Options
A summary of option activity under the Company’s stock incentive plans as of June 30, 2007 and changes during the period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2007	2,105	$7.93
Granted	45	$9.73
Exercised	(131)	$6.35
Forfeited	(74)	$7.33
Canceled	(69)	$11.21

Outstanding at June 30, 2007	1,876	$8.00	4.57	$9,211

Exercisable at June 30, 2007	1,038	$8.53	3.55	$4,546

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 was $6.74. There were no options granted during the three months ended June 30, 2007. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $0.4 million and less than $0.1 million, respectively. During the six months ended June 30, 2007 and 2006, 131,075 shares and 137,500 shares, respectively, of stock options were exercised under the Company’s stock option plans. The Company has historically issued shares from treasury stock to satisfy option exercises; however, the Company has authorized additional shares to be issued in the future. Due to the full valuation allowance on the Company’s deferred tax assets, no tax benefit for the exercise of stock options was recognized during the six months ended June 30, 2007 and 2006.

Restricted Shares
During the six months ended June 30, 2007, there were 347,995 restricted stock awards granted. During the six months ended June 30, 2006, approximately 1,667 restricted stock awards were granted. During the six months ended June 30, 2007 and 2006, $0.2 million and $0.1 million was recorded as stock compensation expense for restricted stock, respectively.
The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

		Weighted
	Shares	Average Grant-
	(in thousands)	Date Fair Value
Nonvested at January 1, 2007	68	$7.47
Granted	348	$11.26
Forfeited	(13)	$10.91
Restricted lapse	—	$—

Nonvested at June 30, 2007	403	$10.63

Stock Appreciation Rights
During the six months ended June 30, 2007, there were 918,006 stock appreciation rights (“SAR”s) granted. There were no SARs granted during the six months ended June 30, 2006. During the six months ended June 30, 2007, $0.2 million was recorded as stock compensation expense for SARs.
Unrecognized Compensation
As of June 30, 2007, there was $10.6 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $2.0 million related to stock options, $3.4 million related to restricted stock awards, and $5.2 million related to SARs, respectively. The cost for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 3.0 years, 4.5 years, and 4.6 years, respectively.
4. Lease and Other Receivables
The Company leases computer hardware, generally under sales-type leases, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, (“FAS 13”). In connection with those leases, the Company sometimes sells related services, software and maintenance to its customers. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.
The Company’s investments in sales-type lease receivables were as follows (in thousands) at:

	June 30,	December 31,
	2007	2006
Future minimum lease payments receivable	$26,779	$26,307
Unguaranteed residual values	10,059	10,516
Unearned income	(4,638)	(6,485)

	$32,200	$30,338

The Company’s investment in other receivables was as follows (in thousands) at:

	June 30,	December 31,
	2007	2006
Future minimum payments receivable	$6,738	$14,464
Unearned income	(1,576)	(2,415)

	$5,162	$12,049

5. Transferred Receivables and Financed Lease Debt
For the six months ended June 30, 2007, the Company did not transfer any financing receivables to third parties that did not meet the sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”). For the six months ended June 30, 2006, the Company transferred financing receivables of $14.0 million to third parties in transactions that did not meet the sale criteria under FAS 140. These amounts are included in cash flows from financing activities in the condensed consolidated statement of cash flows. Accordingly, as payments are made on these receivables directly to the third party financing company by our customers, the related reduction of these receivables and financed lease debt is a non-cash transaction and excluded from the statement of cash flows. As a result, financed lease debt and the related receivables decreased by $14.0 million for the first six months of 2007.
The Company recognized interest expense associated with the secured financing debt of $0.5 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and of $1.0 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. These amounts are included within interest expense on the accompanying Statement of Operations.
6. Credit Facility and Term Loan
The Company has a $135.0 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility replaced GTSI’s former credit facility, which expired on May 31, 2006. There was no outstanding balance on the Credit Facility as of June 30, 2007.
The Credit Facility provides access to capital through June 2, 2010, with borrowings secured by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowings under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make dividends and other restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. As of June 30, 2007, $65.5 million of the Credit Facility was available for borrowing.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. As of June 30, 2007, the Company was in compliance with all covenants set forth in the Credit Facility. On March 30, 2007, the Company executed the third amendment to the Credit Facility, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods. The Company currently relies on its Credit Facility as its primary vehicle to finance its operations.
At June 30, 2007, the Company had a subordinated secured long-term loan of $10.0 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility and no payments of principal are due until June 2, 2010. The interest rate on the Term Loan is Prime plus 5.25% per annum and is due monthly. This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable on the Term Loan that would be payable from the Third Amendment Effective Date through the first anniversary of the Third Amendment Effective Date, less interest paid through current or (ii) 1% of the amount prepaid.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of June 30, 2007 and December 31, 2006 were $4.5 million.

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
Contract termination cost reserve activities for the six months ended June 30, 2007 was as follows (in thousands):

Contract Termination Liability as of 12/31/06	$122
Less: Cash Payments	(20)
Less: Revision to Estimate	(57)

Contract Termination Liability as of 6/30/07	$45

8. Earnings (Loss) Per Share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted loss per share is computed similarly to basic loss per share, except that the weighted average number of shares outstanding are increased to include equivalents, when their effect is dilutive.
In periods of net loss, all diluted shares are considered anti-dilutive. Anti-dilutive employee stock options and SARs totaling 373,881 shares and 227,000 shares respectively were excluded for the six months ended June 30, 2007 and 2006. Unvested restricted stock units totaling 67,331 shares and 24,000 shares, respectively, have been excluded for the six months ended June 30, 2007 and 2006.
The following table sets forth the computation of basic and diluted loss per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic (loss) earnings per share:
Net (loss) income	$(3,621)	$944	$(10,569)	$(9,083)
Weighted average shares outstanding	9,551	9,348	9,513	9,331

Basic (loss) earnings per share	$(0.38)	$0.10	$(1.11)	$(0.97)

Diluted (loss) earnings per share:
Net (loss) income	$(3,621)	$944	$(10,569)	$(9,083)
Weighted average shares outstanding	9,551	9,348	9,513	9,331
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	117	N/A	N/A

Weighted average shares and equivalents	9,551	9,465	9,513	9,331

Diluted (loss) earnings per share	$(0.38)	$0.10	$(1.11)	$(0.97)

9. Income Taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48, the Company recognized an increase to liabilities for uncertain tax positions totaling $0.2 million through an adjustment to the beginning balance of retained earnings on the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2007, GTSI had approximately $0.7 million of total gross unrecognized tax benefits. Of this total, approximately $0.3 million (net of indirect federal and state benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

There were no increases to gross unrecognized tax benefits during the first quarter of 2007. During the second quarter of 2007, total gross unrecognized tax benefits increased by approximately $0.1 million. GTSI is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions. The Company’s federal tax years that remain subject to examination are 2003 and forward. Currently, the federal returns for tax years 2003, 2004, and 2005 are under examination. It is reasonably possible that approximately $0.5 million of the gross unrecognized tax benefits as of June 30, 2007 will be eliminated during the next twelve months. These uncertainties relate to anticipated federal income tax adjustments resulting from the examination noted above. Currently, no state income tax returns are under examination.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.3 million accrued for interest (net of tax benefit) and less than $0.1 million accrued for penalties for the first six months of 2007. During the first quarter of 2007, the increase to accrued interest and penalties was immaterial. During the second quarter of 2007, the increase to accrued interest and penalties was $0.1 million. Interest will continue to accrue on certain issues for the remainder of 2007.
Since the Company’s management believes that it is not more likely than not that its deferred tax assets will be realized, therefore Company has recorded a full valuation allowance against its net deferred tax assets and is not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are ultimately utilized within the current year.
10. Commitments and Contingencies
Product Warranties
GTSI offers extended warranties on certain products which are covered for three or five years beyond the warranty provided by the manufacturer. Products under extended warranty require repair or replacement of defective parts at no cost to the customer. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts. The following table summarizes the activity related to product warranty liabilities (in thousands):

	Six months ended
	June 30,
	2007	2006
Accrued warranties at beginning of period	$855	$849
Charges made against warranty liabilities	(157)	(217)
Adjustments to warranty reserves	(263)	173
Accruals for additional warranties sold	60	38

Accrued warranties at end of period	$495	$843

Revenue from extended warranty contracts are recorded as deferred revenue, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Six months ended
	June 30,
	2007	2006
Deferred warranty revenue at beginning of period	$506	$1,361
Deferred warranty revenue recognized	(306)	(557)
Revenue deferred for additional warranties sold	80	227

Deferred warranty revenue at end of period	$280	$1,031

Letters of Credit
GTSI is obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at June 30, 2007 and December 31, 2006, as a security deposit for all tenant improvements associated with the lease.

As of June 30, 2007, the Company had an outstanding letter of credit, scheduled to expire in June 2008, in the amount of $4.6 million to guarantee the performance by the Company of its obligations under customer contracts.
Employment Agreements
In 2006, GTSI entered into an employment agreement with the Company’s current President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment. In addition, GTSI has change in control agreements with 17 executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of June 30, 2007, no accruals have been recorded for these agreements.
Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of June 30, 2007, GTSI is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.
In 2006, the Supreme Court of Virginia rejected a Petition for a Rehearing filed by Ichiban, a former subcontractor seeking to appeal the dismissal of a lawsuit against GTSI it had filed in 2003. The Company is aggressively working to collect the awarded attorneys’ fees and costs from Ichiban; however, in accordance with FAS No. 5, Accounting for Contingencies, no amounts for this gain contingency were accrued as of June 30, 2007.
11. Related Party Transactions
GTSI serves as the mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $0.4 million investment in Eyak and assumed a 37% ownership of the company. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. At June 30, 2007 and December 31, 2006, the investment balance for Eyak was $1.6 million and $1.4 million, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are $0.4 million and $0.3 million for the three months ended and $0.8 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively, which are included in sales in the accompanying consolidated statements of operations.

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

As discussed in more detail throughout our MD&A for the six months ended June 30, 2007 compared to the six months ended June 30, 2006:
•	Total sales decreased $31.5 million;

•	Operating expenses decreased $3.3 million. Operating expenses for the six months ended June 30, 2006 were impacted by approximately $2.1 million of non-recurring charges related to re-financing our debt and severance;

•	Loss before income taxes increased $1.2 million.
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
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48, we recognized an increase to liabilities for uncertain tax positions totaling $0.2 million through an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Balance Sheet. At the adoption date of January 1, 2007, GTSI had approximately $0.5 million of total gross unrecognized tax benefits. Of this total, approximately $0.1 million (net of indirect federal and state benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
As of June 30, 2007, GTSI had approximately $0.7 million of total gross unrecognized tax benefits. Of this total, approximately $0.3 million (net of indirect federal and state benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
Historical Results of Operations
The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.5%	85.4%	86.5%	86.4%

Gross margin	13.5%	14.6%	13.5%	13.6%
Selling, general, and administrative expenses	17.1%	15.0%	17.9%	17.2%

(Loss) income from operations	(3.6)%	(0.4)%	(4.4)%	(3.6)%
Interest and other income, net	1.4%	0.9%	1.0%	0.8%

(Loss) income before taxes	(2.2)%	0.5%	(3.4)%	(2.8)%
Income tax provision	(0.2)%	—	(0.1)%	—

Net (loss) income	(2.4)%	0.5%	(3.5)%	(2.8)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended				Six months ended
	June 30,				June 30,
Sales by Type	2007		2006		2007		2006
Hardware	$111.1	72.3%	$131.3	72.5%	$220.1	73.9%	$246.0	74.7%
Software	20.8	13.5%	34.1	18.8%	32.9	11.0%	47.1	14.3%
Professional Services	21.7	14.2%	15.6	8.7%	44.7	15.1%	36.1	11.0%

Total	$153.6	100.0%	$181.0	100%	$297.7	100.1%	$329.2	100.0%

Note: In prior periods, the Company disclosed Resold third-party products and Services sales separately. They have been combined under Professional Services for presentation purposes.

	Three months ended				Six months ended
	June 30,				June 30,
Sales by Vendor	2007		2006		2007		2006
Panasonic	$25.0	16.3%	$30.7	16.9%	$48.6	16.3%	$64.2	19.5%
Cisco	25.9	16.8%	22.4	12.4%	43.1	14.5%	47.1	14.3%
Sun Microsystems	18.9	12.3%	18.7	10.4%	32.9	11.1%	28.9	8.8%
HP	21.5	14.0%	18.1	10.0%	54.1	18.2%	34.3	10.4%
Microsoft	27.2	17.7%	20.9	11.5%	38.8	13.0%	23.8	7.2%
Others, net of reserves and adjustments	35.1	22.9%	70.2	38.8%	80.2	26.9%	130.9	39.8%

Total	$153.6	100.0%	$181.0	100.0%	$297.7	100.0%	$329.2	100.0%

Three Months Ended June 30, 2007 Compared With the Three Months Ended June 30, 2006
Sales
Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns. Sales for the second quarter of 2007 decreased $27.4 million, or 15.1%, compared to the same period in 2006. Reasons for the sales decline are consistent with the trends we experienced during 2006 and the first quarter of 2007 where we continue to focus on a smaller number of higher margin sales, largely related to our integrated solutions engagements, which has led to a decline in total sales.
An analysis of sales by type shows professional services sales increased $6.1 million during the three months ended June 30, 2007 as compared to the same period of 2006. This increase was offset by decreased sales in hardware and software of $20.2 million and $13.3 million, respectively. The increase in professional services sales is consistent with our strategy of becoming a high-end solutions provider.
Overall, sales from our top five vendors increased $7.7 million quarter over quarter, despite our decrease in total sales for the period, which is consistent with our ongoing efforts to strengthen our relationships with key vendors. Sales from Cisco, Sun Microsystems, HP, and Microsoft increased by $3.5 million, $0.2 million, $3.4 million, and $6.3 million, respectively for the three months ended June 30, 2007 as compared to the same period in 2006. These increases were offset by decreased sales from Panasonic of $5.7 million.
Gross Margin
Gross margin is sales less cost of sales, which includes product cost, freight, warranty maintenance cost, and certain other expenses related to the cost of acquiring products. Gross margin decreased $5.8 million, or 22.0% from $26.5 million for the three-months ended June 30, 2006 to $20.7 million for the three months ended June 30, 2007. This decrease is due to lower vendor rebates of $1.6 million quarter over quarter which are recorded as reductions to cost of sales. Additionally, cost of sales for the quarter ended June 30, 2006 included a $1.7 million non-recurring favorable adjustment versus the same period of 2007. Gross margin as a percentage of sales decreased 1.1% for the second quarter of 2007, as compared to the second quarter of 2006.

Selling, General & Administrative Expenses
During the three months ended June 30, 2007, selling, general & administrative (“SG&A”) expenses decreased $0.9 million, or 3.2%, from the same period in 2006. For the three months ended June 30, 2007, salaries and benefits expense, net decreased $0.6 million. This decrease is attributable to decreased commission expense of $0.9 million due to less sales in 2007 as compared to 2006, offset by increased salaries and vacation expense of $0.6 million due to higher salary rate and headcount in 2007 versus the same period of 2006.
Interest and Other Income, Net
Interest and other income net of interest and other expense, increased $0.7 million, during the three months ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to increased lease income as a result of interest and gain on disposition of $0.3 million due to more lease buy-outs, increase equity earnings from subsidiaries of $0.6 million, and decreased lease and interest expense of $0.2 million as a result of less financed lease debt.
Six Months Ended June 30, 2007 Compared With the Six Months Ended June 30, 2006
Sales
Sales for the first six months of 2007 decreased $31.5 million, or 9.6%, compared to the same period in 2006. The decline in our year to date sales is predominantly driven by the $27.4 million decrease in the second quarter. Reasons for the overall sales decline are consistent with the trends we experienced during 2006 where our continued focus was on a smaller number of higher margin sales, largely related to our integrated solutions engagements, which has led to a decline in total sales.
An analysis of sales by product type shows increased professional services sales of $8.6 million, offset by decreased sales of $25.9 million and $14.2 million in hardware and software, respectively.
Sales from our top five vendors increased $19.2 million for the first six months of 2007 as compared to the same period in 2006, despite our decrease in total sales for the period, which is consistent with our ongoing efforts to strengthen our relationships with key vendors. Sales from Sun Microsystems, HP, and Microsoft increased $4.0 million, $19.8 million, and $15.0 million, respectively, for the six months ended June 30, 2007 as compared to the same period in 2006. HP sales increased significantly due to a significant hardware sale in the first quarter of 2007. These increases were offset by decreased sales from Panasonic and Cisco of $15.6 million and $4.0 million, respectively.
Gross Margin
Gross margin decreased $4.7 million, or 10.6%, from $44.8 million for the six months ended June 30, 2006 to $40.1 million for the six months ended June 30, 2007. Vendor rebates, which are recorded as a reduction in cost of sales, decreased $2.0 million for year ended June 30, 2007 as compared to the same period last year. Additionally, cost of sales for the six months ended June 30, 2006 included a $1.7 million non-recurring favorable adjustment versus the same period of 2007. Gross margin as a percentage of sales decreased 0.1% for the first six months of 2007, as compared to the first six months of 2006.
Selling, General & Administrative Expenses
During the six months ended June 30, 2007, selling, general & administrative (“SG&A”) expenses decreased $3.3 million, or 5.9%, from the same period in 2006. This decrease is primarily attributable to decreased salaries and benefits expenses, net of $2.4 million, due to decreased sales and reductions in workforce in 2006. Additionally, bad debt expense decreased $0.6 million from prior year due to a change in the estimate.

Interest and Other Income, Net
Interest and other income net of interest and other expense, increased $0.2 million, during the six months ended June 30, 2007 compared to the same period in 2006. This increase is primarily the result of increased lease income as a result of interest and gain on disposition of $0.2 million due to more lease buy-outs, increased equity earnings from subsidiaries of $0.7 million offset by increased lease and interest expense of $0.5 million.
Income Taxes
The Company had losses of $10.3 million and $9.1 million before income taxes for the first six months of 2007 and 2006, respectively. No tax benefit was recorded during the first six months of 2006 as a result of the anticipated loss position of the Company for the year and the full valuation allowance on the deferred tax assets. For the first six months of 2007, there was also no tax benefit reported since it is management’s assessment that under the standards of FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”) there is insufficient evidence to book the tax benefit of the loss in the second quarter. Management will reevaluate this position in subsequent quarters.
For the six months ended June 30, 2007, the Company recorded $0.3 million in income tax expense as a result of additional FIN 48 liability of $0.2 million and accrued interest and penalities expense of $0.1 million. For the six months ended June 30, 2006, the Company did not record an income tax provision.
Since Company management believes that it is not more likely than not that its deferred tax assets will be realized, the Company has recorded a full valuation allowance against its net deferred tax assets and is not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are ultimately utilized within the current year.
Seasonal Fluctuations
Historically in excess of 92% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers. These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year have historically been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year, although our sales commissions programs generally result in marginally increased expenses in the fourth quarter of our fiscal year.
Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers. The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.
Liquidity and Capital Resources
Cash flows for the six months ended June 30,

			Increase
(in millions)	2007	2006	(Decrease)

Cash provided by operating activities	$35.0	$23.8	$11.2
Cash used in investing activities	$(1.1)	$(1.3)	$0.2
Cash used in financing activities	$(30.7)	$(22.5)	$(8.2)
During the six months ended June 30, 2007, our cash balance increased $3.2 million from our December 31, 2006 balance. GTSI’s current assets decreased $84.5 million as of June 30, 2007 when compared to our December 31, 2006 balance. This decrease is due to decreased accounts receivable of $63.4 million because of our increased collection efforts, reduced inventory of $11.7 million due to fewer purchases and more items shipped directly to the customer from the vendor, and deferred costs of $12.0 million as of June 30, 2007 offset by the increase in cash.

Our capital expenditures remained consistent during the six months ended June 30, 2007 and 2006, primarily from the costs associated with future release of GEMS in 2008.
Cash used in financing activities increased $8.2 million for the six months ended June 30, 2007, as compared with the same period in 2006, predominantly due to an $14.0 million decrease in proceeds from financed lease debt, $10.0 million decrease in proceeds from the term loan which was secured in the second quarter of 2006, offset by a $15.8 million decrease in net repayments under the Credit Facility as the Company did not have an outstanding balance at June 30, 2007.
Credit Facility and Term Loan
We have a $135.0 million credit agreement with a group of lenders (the “Credit Facility”). The Credit Facility provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make dividends and other restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the prime rate plus 0.25% plus margin. As of June 30, 2007 we had available credit under the Credit Facility of $65.5 million.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. As of June 30, 2007, we were in compliance with all covenants set forth in the Credit Facility. On March 30, 2007, the Company executed the third amendment to the Credit Facility, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods. The Company currently relies on its Credit Facility as its primary vehicle to finance its operations.
During 2006, we also obtained a subordinated secured long-term loan of $10.0 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility. The interest rate on the Term Loan is Prime plus 5.25% per annum and is due monthly. This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable on the Term Loan that would be payable from the Third Amendment Effective Date through the first anniversary of the Third Amendment Effective Date, less interest paid through current or (ii) 1% of the amount prepaid.
Liquidity
Our working capital as of June 30, 2007 decreased approximately $10.6 million from our working capital at December 31, 2006. GTSI’s current assets decreased $84.5 million as of June 30, 2007 when compared to our December 31, 2006 balance. This decrease is due to decreased accounts receivable of $63.4 million, inventory of $11.7 million, and deferred costs of $12.0 million as of June 30, 2007 offset by increase in cash of $3.2 million. Current liabilities decreased $73.8 million from December 31, 2006 due to decreased borrowings under the Credit Facility of $30.9 million as the balance was paid off at June 30, 2007, decreased accounts payable of $28.9 million due to decreased inventory levels and fewer purchases, and reduced accrued liabilities of $9.5 million because of lower accruals and the payout of 2006 incentives and bonuses in 2007.
As the Company continues to improve its credit worthiness, we are not being required to extend letters of credit with our vendors as collateral for lines of credit. As of April 30, 2007, we no longer had outstanding letters of credit extended to our vendors, which has increased our availability within our Credit Facility and Term Loan.
Our treasury stock is generally reissued upon exercise of employee stock options and for the employee stock purchase plan. The Company did not purchase any of its common stock during the six months ended June 30, 2007. Although $5.1 million remains authorized by our Board of Directors for share repurchases, our Credit Facility restricts us from purchasing our stock until 2010.

Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $10.6 million for the six months ended June 30, 2007. Despite this fact, we were able to maintain positive cash flow from operations due to our collection efforts during the quarter. Additionally we did not have an outstanding balance on our Credit Facility as of June 30, 2007 due to our collection efforts, establishment of longer payment terms with vendors, and elimination of prepayments for products which would have otherwise required us to borrow funds from the Credit Facility to maintain operations.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007. We are in the process of evaluating the adoption of FAS 157.
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
On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). See Note 9 for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus 0.25% plus margin as of June 30, 2007. GTSI also had a Term Loan of $10 million indexed at Prime plus 5.25% as of June 30, 2007. The Credit Facility and Term Loan expose us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in additional interest expense during the three months ended June 30, 2007 of $0.2 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At June 30, 2007 we had $10.0 million of variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $14.0 million and $18.8 million at June 30, 2007 and December 31, 2006, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2007. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses previously disclosed in our 2005 Form 10-K/A, our disclosure controls and procedures were not effective as of June 30, 2007.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the three and six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to remediate material weaknesses previously disclosed in our 2005 Form 10-K/A and expect to complete these efforts by the end of the third quarter 2007.

PART II. OTHER INFORMATION
Item 1. legal proceedings
None.
Item 1A. risk factors
In addition to the other information set forth in this Form 10-Q and our 2006 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading “Risk Factors” in Part I, Item 1A of our 2006 Form 10-K. There has been no material changes to the risk factors discussed in our 2006 Form 10-K.
The risks discussed in our 2006 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.
Item 2. unregistered sales of equity securities and use of proceeds
None.
Item 3. defaults upon senior securities
None.
Item 4. Submission of items to a vote of security holders
(a)	The Company held its annual meeting of stockholders on May 3, 2007.

(b)	Set forth below are the matters that were presented to and voted upon by the Company’s stockholders, and the results of such stockholders’ votes.

Election of Directors

Nominees	Votes For	Votes Withheld
Daniel R. Young	7,888,373	871,781
Joseph “Keith” Kellogg, Jr.	7,929,493	830,751
Approval of Amendments to 1996 Stock Incentive Plan

Votes For	Votes Against	Abstained
4,026,154	1,492,522	165,318
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.
Date August 14, 2007	/s/ JAMES J. LETO
James J. Leto
President and Chief Executive Officer

Date August 14, 2007	/s/ JOE RAGAN
Joe Ragan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (1)

10.2	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (1)

10.3	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (2)

10.4	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (2)

10.5	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (3)

10.6	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp.. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (3)

10.7	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (4)

10.8	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp.. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (4)

10.9	Amended and Restated 2007 Stock Incentive Plan (5)

10.10	Change in Control Agreement with James Leto (5)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.

(4)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2006.

(5)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007.