Form 10-Q
period 2007-09-30
GTSI CORP
filed 2007-11-14
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐ Yes    ☑ No
The number of shares of common stock, $0.005 par value, outstanding as of October 31, 2007 was 10,017,246.

GTSI Corp.
Form 10-Q for the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$903	$705
Accounts receivable, net	183,270	222,072
Inventory	35,721	35,691
Deferred costs	6,971	22,188
Other current assets	6,485	9,651

Total current assets	233,350	290,307
Depreciable assets, net	12,453	13,627
Long-term receivables and other assets	22,692	26,747

Total assets	$268,495	$330,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$6,599	$30,912
Accounts payable	134,315	142,217
Financed lease debt, current portion	9,420	16,546
Accrued liabilities	13,849	23,194
Deferred revenue	3,665	7,241

Total current liablilites	167,848	220,110
Long-term debt	10,000	10,000
Long-term financed lease debt	11,914	18,758
Other liabilities	5,209	5,130

Total liabilities	194,971	253,998

Commitments and contingencies (See Note 10)

Stockholders’ equity
Common stock — $0.005 par value, 20,000,000 shares authorized; 9,806,084 issued and 9,671,090 outstanding at September 30, 2007; 9,806,084 issued and 9,512,019 outstanding at December 31, 2006	49	49
Capital in excess of par value	46,016	45,110
Retained earnings	28,488	33,717
Treasury stock, 134,994 shares at September 30, 2007 and 294,065 shares at December 31, 2006, at cost	(1,029)	(2,193)

Total stockholders’ equity	73,524	76,683

Total liabilities and stockholders’ equity	$268,495	$330,681

See notes to Unaudited Condensed Consolidated Financials Statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

SALES	$182,410	$241,569	$480,129	$570,805

COST OF SALES	155,369	215,669	413,020	500,093

GROSS MARGIN	27,041	25,900	67,109	70,712

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	28,607	30,220	82,004	86,944

LOSS FROM OPERATIONS	(1,566)	(4,320)	(14,895)	(16,232)

INTEREST AND OTHER INCOME
Lease-related income	6,247	1,757	11,446	6,737
Interest and other income, net	2,313	1,132	3,505	1,889
Interest expense	(1,379)	(2,072)	(4,757)	(4,981)

Interest and other income, net	7,181	817	10,194	3,645

INCOME (LOSS) BEFORE INCOME TAXES	5,615	(3,503)	(4,701)	(12,587)

INCOME TAX (PROVISION) BENEFIT	(98)	110	(350)	110

NET INCOME (LOSS)	$5,517	$(3,393)	$(5,051)	$(12,477)

EARNINGS (LOSS) PER SHARE
Basic	$0.57	$(0.36)	$(0.53)	$(1.33)

Diluted	$0.55	$(0.36)	$(0.53)	$(1.33)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,619	9,404	9,549	9,356

Diluted	9,991	9,404	9,549	9,356

See notes to Unaudited Condensed Consolidated Financials Statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,051)	$(12,477)
Adjustments to reconcile net loss to net cash provided by operating activities	30,997	(2,744)

Net cash provided by (used in) operating activities	25,946	(15,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(1,737)	(2,803)

Net cash used in investing activities	(1,737)	(2,803)

CASH FLOWS FROM FINANCING ACTIVITES:
(Payments on) proceeds from Credit Facility	(24,314)	93
Proceeds from financed lease debt	—	13,978
Proceeds from long-term debt	—	10,000
Payments of deferred financing costs	(720)	—
Proceeds from equity transactions	1,023	479

Net cash (used in) provided by financing activities	(24,011)	24,550

NET INCREASE IN CASH	198	6,526

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	705	27

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$903	$6,553

See notes to Unaudited Condensed Consolidated Financials Statements.

GTSI CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (“GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.
2. New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The EITF also concluded that effective January 1, 2007, a company should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. GTSI collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. Accordingly, there are no sales and property taxes included in gross revenue and therefore disclosure will not be required.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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

3. Stock-Based Compensation
Stock Incentive Plans
The Company has two stockholder approved stock incentive plans: the 1994 Stock Option Plan, as amended (“1994 Plan”), and the Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”), which replaced the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”). The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (“1997 Plan”), which provides for the granting of non-qualified stock options to employees (other than officers and directors).
Stock Options
A summary of option activity under the Company’s stock incentive plans for the nine months ended September 30, 2007 and changes during the period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	(in thousands)	Price	Term	(in thousands)
Outstanding at January 1, 2007	2,105	$7.93
Granted	57	10.45
Exercised	(162)	6.25
Forfeited	(74)	7.33
Expired	(74)	11.19

Outstanding at September 30, 2007	1,852	$8.05	4.41	$5,926

Exercisable at September 30, 2007	1,012	$8.63	3.45	$2,651

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2007 and 2006 was $13.06 and $8.09, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $0.2 million for both periods. During the nine months ended September 30, 2007 and 2006, 162,150 shares and 182,500 shares, respectively, of stock options were exercised under the Company’s stock option plans. The Company has historically issued shares from treasury stock to satisfy option exercises and restricted stock grants; however, as of October 31, 2007, the Company issued an additional 346,156 of registered shares from authorized common stock for option exercises and restricted stock grants. The Company expects to issue additional registered shares of authorized common stock to satisfy future option exercises and restricted stock grants. Due to the full valuation allowance on the Company’s deferred tax assets, no tax benefit for the exercise of stock options was recognized during the nine months ended September 30, 2007 and 2006.
Restricted Shares
During the nine months ended September 30, 2007, 371,326 restricted stock awards were granted. During the nine months ended September 30, 2006, 56,331 restricted stock awards were granted. During the nine months ended September 30, 2007 and 2006, $0.5 million and $0.2 million was recorded as stock compensation expense for restricted stock awards, respectively.

The fair value of nonvested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

		Weighted Average
	Shares	Grant-Date Fair
	(in thousands)	Value

Nonvested at January 1, 2007	68	$7.47
Granted	371	11.37
Vested	(24)	7.34
Forfeited	(12)	10.91

Nonvested at September 30, 2007	403	$10.93

Stock Appreciation Rights
During the nine months ended September 30, 2007, there were 918,006 stock appreciation rights (“SARs”) granted as part of the 2007 long term incentive plan. There were no SARs granted during the nine months ended September 30, 2006. All SARs are to be settled in stock. During the nine months ended September 30, 2007, $0.4 million was recorded as stock compensation expense for SARs.
Unrecognized Compensation
As of September 30, 2007, there was $9.8 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.8 million related to stock options, $3.3 million related to restricted stock awards, and $4.7 million related to SARs. The cost for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 2.7 years, 4.0 years, and 4.3 years, respectively.
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
The Company’s investments in sales-type lease receivables were as follows (in thousands) at:

	September 30, 2007	December 31, 2006
Future minimum lease payments receivable	$15,197	$26,307
Unguaranteed residual values	4,856	10,516
Unearned income	(2,843)	(6,485)

	$17,210	$30,338

The Company’s investment in other receivables was as follows (in thousands) at:

	September 30, 2007	December 31, 2006
Future minimum payments receivable	$10,427	$14,464
Unearned income	(1,531)	(2,415)

	$8,896	$12,049

5. Transferred Receivables and Financed Lease Debt
During the nine months ended September 30, 2007, the Company did not transfer any financing receivables to third parties as they met the sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”). During the nine months ended September 30, 2006, the Company transferred financing receivables of $14.0 million to third parties in transactions that did not meet the sale criteria under FAS 140. These amounts are included in cash flows from financing activities in the Unaudited Condensed Consolidated Statement of Cash Flows. Accordingly, as payments are made on these receivables directly to the third party financing company by our customers, the related reduction of these receivables and financed lease debt is a non-cash transaction and excluded from the statement of cash flows.
The Company recognized interest expense associated with the secured financing debt of $0.4 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively, and $1.5 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively.
6. Credit Facility and Term Loan
The Company has a $135.0 million credit agreement with a group of lenders (the “Credit Facility”). The gross outstanding balance of the Credit Facility as of September 30, 2007 was $14.6 million and is included on the accompanying balance sheet, net of the Company’s lockbox cash accounts that are accessed by the lenders to pay down the Credit Facility outstanding balance, which was $8.0 million as of September 30, 2007.
The Credit Facility provides access to capital through June 2, 2010, with borrowings secured by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowings under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make dividends and other restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. As of September 30, 2007, $65.8 million of the Credit Facility was available for borrowing.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. As of September 30, 2007, the Company was in compliance with all covenants set forth in the Credit Facility. On March 30, 2007, the Company executed the third amendment to the Credit Facility, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods. The Company currently relies on its Credit Facility as its primary vehicle to finance its operations.
At September 30, 2007, the Company had a subordinated secured long-term loan of $10.0 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility and no payments of principal are due until June 2, 2010. The interest rate on the Term Loan is Prime plus 5.25% per annum and is due monthly. This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable on the Term Loan that would be payable from the Third Amendment Effective Date through the first anniversary of the Third Amendment Effective Date, less interest paid through current or (ii) 1% of the amount prepaid.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of September 30, 2007 and December 31, 2006 were $4.1 million and $4.5 million, respectively.
7. Contract Termination Costs
In 2006, the Company implemented a reduction in workforce to eliminate duplication within the organization and activities which have failed to yield adequate profitability. These actions resulted in excess office space for which the Company recorded a charge in 2006 of $0.2 million for the consolidation of facilities. These amounts are included in selling, general & administrative expenses on the accompanying Unaudited Condensed Consolidated Statement of Operations.

Contract termination cost reserve activities for the nine months ended September 30, 2007 was as follows (in thousands):

Contract Termination Liability as of 12/31/06	$122
Less: Cash Payments	(28)
Less: Revision to Estimate	(57)

Contract Termination Liability as of 9/30/07	$37

8. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period, which includes restricted stock that is fully vested. Diluted loss per share is computed similarly to basic earnings (loss) per share, except that the weighted average number of shares outstanding are increased to include equivalents, when their effect is dilutive.
In periods of net loss, all diluted shares are considered anti-dilutive and are excluded from the calculation. Anti-dilutive employee stock options and SARs totaling 323,710 shares and 257,471 shares respectively were excluded for the nine months ended September 30, 2007 and 2006. Unvested restricted stock units totaling 23,206 shares and 36,651 shares, respectively, have been excluded for the nine months ended September 30, 2007 and 2006.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic earnings (loss) per share
Net income (loss)	$5,517	$(3,393)	$(5,051)	$(12,477)
Weighted average shares outstanding	9,619	9,404	9,549	9,356

Basic earnings (loss) per share	$0.57	$(0.36)	$(0.53)	$(1.33)

Diluted earnings (loss) per share:
Net income (loss)	$5,517	$(3,393)	$(5,051)	$(12,477)
Weighted average shares outstanding	9,619	9,404	9,549	9,356
Incremental shares attributable to the assumed exercise of outstanding stock options	372	N/A	N/A	N/A

Weighted average shares and equivalents	9,991	9,404	9,549	9,356

Diluted earnings (loss) per share	$0.55	$(0.36)	$(0.53)	$(1.33)

9. Income Taxes
Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48, the Company recognized an increase to liabilities for uncertain tax positions totaling $0.2 million through an adjustment to the beginning balance of retained earnings on the Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2007, GTSI had approximately $0.9 million of total gross unrecognized tax benefits. Of this total, approximately $0.3 million (net of indirect federal and state benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
There were no increases to gross unrecognized tax benefits during the first quarter of 2007. During the second quarter of 2007, total gross unrecognized tax benefits increased by approximately $0.1 million. In the third quarter of 2007, total gross unrecognized tax benefits increased by approximately $0.2 million.

GTSI is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions. The Company’s federal tax years that remain subject to examination are 2003 and forward. Currently, the federal returns for tax years 2003, 2004, and 2005 are under examination. On October 9, 2007, the Company and the Internal Revenue Service signed an Income Tax Examination Change (Form 4549) with respect to the audit of tax years 2003, 2004 and 2005. The modifications agreed to on this form are still subject to review by the Joint Committee on Taxation. As such, the adjustments are not considered effectively settled for FIN 48 purposes and are included in the gross unrecognized tax benefits above. The Company will continue to monitor this position during the fourth quarter.
It is reasonably possible that approximately $0.6 million of the gross unrecognized tax benefits as of September 30, 2007 will be eliminated during the next twelve months. These uncertainties relate to anticipated federal income tax adjustments resulting from the examination noted above. Currently, no state income tax returns are under examination.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.4 million accrued for interest (net of tax benefit) and less than $0.1 million accrued for penalties for the first nine months of 2007. During the first quarter of 2007, the increase to accrued interest and penalties was immaterial. During the second quarter of 2007, the increase to accrued interest and penalties was $0.1 million. In the third quarter of 2007, the increase to accrued interest and penalties was $0.1 million. Interest will continue to accrue on certain issues for the remainder of 2007 and/or until amended returns are filed.
Since the Company’s management believes that it is not more likely than not that the Company’s deferred tax assets will be realized, the Company has recorded a full valuation allowance against its net deferred tax assets and is not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are utilized within the current year.
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

	Nine months ended
	September 30,
	2007	2006
Accrued warranties at beginning of period	$855	$849
Charges made against warranty liabilities	(200)	(426)
Adjustments to warranty reserves	(264)	114
Accruals for additional warranties sold	—	226

Accrued warranties at end of period	$391	$763

Revenue from extended warranty contracts are recorded as deferred revenue, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Nine months ended
	September 30,
	2007	2006
Deferred warranty revenue at beginning of period	$506	$1,361
Deferred warranty revenue recognized	(409)	(900)
Revenue deferred for additional warranties sold	81	2,194

Deferred warranty revenue at end of period	$178	$2,655

Letters of Credit
GTSI is obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at September 30, 2007 and December 31, 2006, as a security deposit for all tenant improvements associated with the lease.
As of September 30, 2007, the Company had an outstanding letter of credit, scheduled to expire in June 2008, in the amount of $4.6 million to guarantee the performance by the Company of its obligations under customer contracts. The Company also had an outstanding letter of credit in the amount of $0.5 million to one customer scheduled to expire December 31, 2007.
Employment Agreements
In 2006, GTSI entered into an employment agreement with the Company’s current President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment. In addition, GTSI has change in control agreements with 17 executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of September 30, 2007, no accruals have been recorded for these agreements.
Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of September 30, 2007, GTSI is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.
In 2006, the Supreme Court of Virginia rejected a Petition for a Rehearing filed by Ichiban, a former subcontractor seeking to appeal the dismissal of a lawsuit against GTSI it had filed in 2003. The Company is seeking to collect the awarded attorneys’ fees and costs from Ichiban; however, in accordance with FAS No. 5, Accounting for Contingencies, no amounts for this gain contingency were accrued as of September 30, 2007.
11. Related Party Transactions
GTSI serves as the mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $0.4 million investment in Eyak and assumed a 37% ownership of the company. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. At September 30, 2007 and December 31, 2006, the investment balance for Eyak was $2.3 million and $1.4 million, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are $0.2 million for the three months ended September 30, 2007 and 2006, and $1.0 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.
Subsequent to September 30, 2007, the Company’s Board of Directors adopted a resolution to pursue possible divestiture of its equity ownership in Eyak. At this time, the Company has not entered into a sales agreement and continues to evaluate its ownership in Eyak. The Company expects proceeds from any such divestiture would exceed the carrying value of our investment in Eyak.

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
Disclosure Regarding Forward-Looking Statements
Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	Previously disclosed material weaknesses in our internal control over financial reporting;

•	The uncertainty surrounding our ability to meet the covenants under our Credit Facility in future periods;

•	Our exposure to inventory risks;

•	Continuing net losses, if we fail to align costs with our sales levels;

•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins;

•	Our ability to shift our business model from a reseller of products to a high-end solutions provider;

•	Potential additional expenses to comply with the changing regulations of corporate governance and public disclosure;

•	Our ability to attract and retain talented employees;

•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast;

•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness;

•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business;

•	Competition and loss of market share;

•	Our qualifications as a small business for new contract awards; and

•	Changes in Federal government fiscal spending.
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
The vast majority of the IT solutions we offer to our customers have a strong product component, and many are entirely product-based. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success. We provide government with products and solutions for workgroup computing, such as workstations and desktops; mobility computing and communications, such as wireless-equipped notebooks and PDAs; core computing, such as servers, high-end computing, and storage systems; networking products; and a wide range of peripherals.
To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of services capable of managing the entire technology lifecycle. We offer leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed cost, rather than the much more budget-sensitive and discontinuous capital expenditures. We expect to continue to expand our sales from leasing arrangements for IT products and solutions through 2007.
As discussed in more detail in our MD&A for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:
•	Total sales decreased $90.7 million;
•	Operating expenses decreased $4.9 million; operating expenses for the nine months ended September 30, 2006 were impacted by approximately $5.3 million of non-recurring charges related to re-financing our debt, severance, and restatement fees; and
•	Loss before income taxes decreased $7.9 million.
Critical Accounting Estimates and Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, financing receivables, capitalized internal use software, estimated payables and income taxes. For more information on critical accounting estimates and policies see the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.
Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48, we recognized an increase to liabilities for uncertain tax positions totaling $0.2 million through an adjustment to the beginning balance of retained earnings on the Unaudited Condensed Consolidated Balance Sheet. As of September 30, 2007, GTSI had approximately $0.9 million of total gross unrecognized tax benefits. Of this total, approximately $0.3 million (net of indirect federal and state benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Historical Results of Operations
The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.2%	89.3%	86.0%	87.6%

Gross margin	14.8%	10.7%	14.0%	12.4%
Selling, general, and administrative expenses	15.7%	12.5%	17.1%	15.2%

Loss from operations	(0.9)%	(1.8)%	(3.1)%	(2.8)%
Interest and other income, net	3.9%	0.3%	2.1%	0.6%

Income (loss) before taxes	3.0%	(1.5)%	(1.0)%	(2.2)%
Income tax (provision) benefit	(0.1)%	—	(0.1)%	—

Net income (loss)	2.9%	(1.5)%	(1.1)%	(2.2)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
Sales by Type	2007		2006		2007		2006
Hardware	$125.8	69.0%	$178.7	74.0%	$345.9	72.0%	$424.7	74.4%
Software	28.4	15.5%	35.4	14.6%	61.3	12.8%	82.4	14.4%
Professional Services	28.2	15.5%	27.5	11.4%	72.9	15.2%	63.7	11.2%

Total	$182.4	100.0%	$241.6	100%	$480.1	100.0%	$570.8	100.0%

Note: In prior periods, we disclosed Resold third-party service products and Services sales separately. They have been combined under Professional Services for presentation purposes.

	Three months ended				Nine months ended
	September 30,				September 30,
Sales by Vendor	2007		2006		2007		2006
Panasonic	$21.4	11.7%	$43.5	18.1%	$70.0	14.6%	$107.7	18.8%
Cisco	46.8	25.7%	48.1	19.9%	89.9	18.7%	95.2	16.7%
Sun Microsystems	27.5	15.1%	25.7	10.6%	60.4	12.6%	54.6	9.6%
HP	33.0	18.1%	19.1	7.9%	87.1	18.1%	53.5	9.4%
Microsoft	11.7	6.4%	4.4	1.8%	50.5	10.5%	28.3	5.0%
Others, net of reserves and adjustments	42.0	23.0%	100.8	41.7%	122.2	25.5%	231.5	40.5%

Total	$182.4	100.0%	$241.6	100.0%	$480.1	100.0%	$570.8	100.0%

Three Months Ended September 30, 2007 Compared With the Three Months Ended September 30, 2006
Sales
Sales consist of revenue from products delivered and services sold or rendered, net of allowances for customer returns. Sales for the three months ended September 30, 2007 decreased $59.2 million, or 24.5%, to $182.4 million from $241.6 million for the same period of 2006. This decrease is the result of lower hardware and software sales offset by increased professional services revenue. Lower hardware and software sales are attributable to the Continuing Resolution and its impact on small dollar orders and the Company’s decision to no longer pursue small dollar, low margin orders.

An analysis of sales by product type shows professional service revenues increasing $0.7 million quarter over quarter, offset by decreased hardware and software sales of $52.9 million and $7.0 million, respectively. As a percentage of total sales, professional services and software increased 4.1% and 0.9%, respectively, for the three months ended September 30, 2007 as compared to 2006, with an offsetting decrease to hardware of 5.0%, which contribute to the overall decline in total sales.
Sales from our top five vendors decreased $0.4 million quarter over quarter; however the sales from the top five vendors, as a percentage of total sales, increased by 18.7%. This increase is consistent with our ongoing efforts to strengthen our relationships with our strategic partners. Sales from Sun, HP, and Microsoft increased $1.8 million, $13.9 million, and $7.3 million, respectively for the three months ended September 30, 2007 as compared to the same period in 2006. These increases were offset by decreased sales from Panasonic and Cisco of $22.1 million and $1.3 million, respectively. The overall decrease in sales from others is the result of our focus on large order fulfillment from our top vendors and less orders from smaller vendors.
Gross Margin
Gross margin is sales less cost of sales, which includes product cost, freight, warranty maintenance cost, and certain other expenses related to the cost of acquiring products. Gross margin for the three months ended September 30, 2007 increased $1.1 million, or 4.4%, to $27.0 million from $25.9 million for the same period of 2006.
Gross margin as a percentage of sales increased 4.1% for the third quarter of 2007, as compared to the third quarter of 2006. This is consistent with our focus on higher margin sales, including professional services sales and higher margin offerings, as we continue to grow as a high-end solutions provider. Additionally, vendor incentives, which are recorded as a reduction to cost of sales, increased $0.8 million quarter over quarter.
Selling, General & Administrative Expenses
During the three months ended September 30, 2007, selling, general & administrative (“SG&A”) expenses decreased $1.6 million, or 5.3%, from the same period in 2006. This decrease was primarily due to decreases in consulting and professional fees of $2.3 million, which were higher in 2006 because of efforts related to the restatement of our financial statements. These decreases were offset by increased personnel related costs of $0.4 million due to increased stock compensation expense related to the 2007 stock grants, marketing costs of $0.1 million, and depreciation of $0.2 million.
Interest and Other Income, Net
Interest and other income net of interest and other expense, increased $6.4 million, during the three months ended September 30, 2007 compared to the same period in 2006. Lease related income increased $4.5 million quarter over quarter as a result of increased sales of previously leased equipment. Interest and other income, net also increased $1.2 million due to increased continued growth in earnings from our equity investments. Interest expense decreased $0.7 million as a result of our efforts to pay down the outstanding borrowing balance on the Credit Facility.
Nine Months Ended September 30, 2007 Compared With the Nine Months Ended September 30, 2006
Sales
Sales for the nine months ended September 30, 2007 decreased $90.7 million, or 15.9%, to $480.1 million from $570.8 million for the same period of 2006. The decline in our year to date sales is predominantly driven by the $59.2 million decrease in the third quarter. Reasons for the overall sales decline are consistent with the trends we experienced during 2006 where our continued focus was on a smaller number of higher margin sales, including our integrated solutions engagements and sales from higher margin vendors, which has led to a decline in total sales. Lower hardware and software sales are attributable to the Continuing Resolution and its impact on small dollar orders and the Company’s decision to no longer pursue small dollar, low margin orders.
An analysis of sales by product type shows increased professional services revenue of $9.2 million offset by decreased hardware and software of $78.8 million and $21.1 million, respectively. As a percentage of total sales, professional services increased 4.0% year over year, offset by decreases in hardware of 2.4% and software of 1.6%.

Sales from our top five vendors increased $18.6 million for the nine months ended September 30, 2007 as compared to the same period of 2006 despite our overall decrease in total sales for the period. This increase is consistent with our ongoing efforts to strengthen our relationships with key strategic partners. Sales from our top five vendors, as a percentage of total sales, increased by 15.1% for the first nine months of 2007 as compared with the same period of 2006. Sales from Sun, HP, and Microsoft increased $5.8 million, $33.6 million, and $22.2 million, respectively. HP sales increased significantly due to a large hardware sale in the first quarter of 2007. These increases were offset by decreased sales from Panasonic and Cisco of $37.7 million and $5.3 million, respectively and decreased sales from others, net of reserves and adjustments of $109.3 million.
Gross Margin
Gross margin for the nine months ended September 30, 2007 decreased $3.6 million, or 5.1%, to $67.1 million from $70.7 million for the same period of 2006. Gross margin as a percentage of sales increased 1.6% for the nine months ended September 30, 2007, as compared to the same period of 2006. Increases in gross margin resulted from our continued focus on a smaller number of higher margin sales, including professional services and higher margin offerings. Vendor incentives decreased $1.2 million from prior year.
Selling, General & Administrative Expenses
During the nine months ended September 30, 2007, selling, general & administrative (“SG&A”) expenses decreased $4.9 million, or 5.7%, from the same period in 2006. Personnel related expenses decreased $2.0 million due to lower headcount in 2007. Consulting and professional fees decreased by $1.5 million due to efforts associated with the restatement of our financial statement in 2006. In addition, bad debt expense and other administrative costs decreased by $0.5 million and $0.8 million, respectively.
Interest and Other Income, Net
Interest and other income net of interest and other expense, increased $6.5 million, during the nine months ended September 30, 2007 compared to the same period in 2006. Lease related income increased $4.7 million as a result of increased sales of previously leased equipment. Interest and other income, net increased $1.6 million in 2007 due to continued growth in earnings from our equity investments. Interest expense decreased $0.2 million as a result of our efforts to pay down the outstanding borrowing balance on the Credit Facility.
Income Taxes
We had losses of $4.7 million and $12.6 million before income taxes for the first nine months of 2007 and 2006, respectively. A tax benefit of $0.1 million was recorded for the first nine months of 2006 as a result of the release of a tax contingency reserve that was no longer probable. For the first nine months of 2007, there was no tax benefit reported for the year to date book loss since it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”), there is insufficient evidence to book the tax benefit of the loss in the third quarter.
For the nine months ended September 30, 2007, we recorded $0.4 million in income tax expense as a result of additional FIN 48 liability of $0.1 million and accrued interest and penalties expense of $0.3 million. For the nine months ended September 30, 2006, we did not record an income tax provision.
Since our management believes that it is not more likely than not that our deferred tax assets will be realized, we have recorded a full valuation allowance against our net deferred tax assets and we are not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are utilized within the current year.

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
Liquidity and Capital Resources
Cash flows for the nine months ended September 30,

			Increase
(in millions)	2007	2006	(Decrease)

Cash provided by (used in) operating activities	$25.9	$(15.2)	$41.1
Cash used in investing activities	$(1.7)	$(2.8)	$1.1
Cash (used in) provided by financing activities	$(24.0)	$24.6	$(48.6)
During the nine months ended September 30, 2007, our cash balance increased $0.2 million from our December 31, 2006 balance. GTSI’s current assets decreased $57.0 million as of September 30, 2007 when compared to our December 31, 2006 balance. This decrease is due to decreased accounts receivable of $38.8 million because of our increased collection efforts and decreased deferred costs of $15.2 million as of September 30, 2007 offset by the increase in cash.
Our capital expenditures decreased $1.1 million during the nine months ended September 30, 2007, as less costs were capitalized during 2007 related to the development of our internal ERP software.
Cash used in financing activities increased $48.6 million for the nine months ended September 30, 2007, as compared with the same period in 2006, predominantly due to an $24.4 million increase in net payments on the Credit Facility in 2007, and in 2006 proceeds from financed lease debt and the term loan of $14.0 million and $10.0 million respectively, which was secured in the second quarter of 2006.
Credit Facility and Term Loan
We have a $135.0 million credit agreement with a group of lenders (the “Credit Facility”). The Credit Facility provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make dividends and other restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the prime rate plus 0.25% plus margin. As of September 30, 2007 we had available credit under the Credit Facility of $65.5 million.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. As of September 30, 2007, we were in compliance with all covenants set forth in the Credit Facility. On March 30, 2007, the Company executed the third amendment to the Credit Facility, which removed the minimum EBITDA covenant at March 31, 2007 and revised the minimum EBITDA covenant for future measurement periods. We currently rely on our Credit Facility as its primary vehicle to finance its operations.

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
Liquidity
Our working capital as of September 30, 2007 decreased approximately $4.7 million from our working capital at December 31, 2006. Current liabilities decreased $52.3 million from December 31, 2006 due to decreased borrowings under the Credit Facility of $24.3 million, decreased accounts payable of $7.9 million as a result of fewer purchases, and reduced accrued liabilities of $9.3 million because of lower accruals and the payout of 2006 incentives and bonuses in 2007.
As we continue to improve our credit worthiness, we are no longer required to extend letters of credit with our vendors as collateral for lines of credit. As of September 30, 2007, we no longer had outstanding letters of credit extended to our vendors, which has increased our availability within our Credit Facility and Term Loan. We continue to secure increased vendor lines of credit to manage purchasing and maintain a higher level of liquidity which has also increased our availability within the Credit Facility and Term Loan. As of September 30, 2007, the balance outstanding under these vendor lines of credit was $47.9 million with additional availability of $93.9 million.
Our treasury stock is generally reissued upon exercise of employee stock options and for the employee stock purchase plan. We did not purchase any of our common stock during the nine months ended September 30, 2007. Although $5.1 million remains authorized by our Board of Directors for share repurchases, our Credit Facility restricts us from purchasing our stock until 2010.
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $5.1 million for the nine months ended September 30, 2007. Despite this fact, we were able to maintain positive cash flow from operations due to our collection efforts during the year.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The EITF also concluded that effective January 1, 2007, a company should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. GTSI collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. Accordingly, there are no sales and property taxes included in gross revenue and therefore disclosure will not be required.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007 and is not expected to have a material impact on our consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus 0.25% plus margin as of September 30, 2007. GTSI also had a Term Loan of $10 million indexed at Prime plus 5.25% as of September 30, 2007. The Credit Facility and Term Loan expose us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in additional interest expense during the three months ended September 30, 2007 of $0.2 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At September 30, 2007 we had $24.6 million of variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $11.9 million and $18.8 million at September 30, 2007 and December 31, 2006, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses, listed below, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005, our disclosure controls and procedures were not effective as of September 30, 2007.
Finance and Accounting Staffing. Management determined that GTSI, as of December 31, 2005 and for a period of time prior to that date, had an insufficient number of finance and accounting staff and some of our finance and accounting staff lacked sufficient training and experience in areas such as accounting for leasing transactions, revenue recognition for professional services, and income taxes.
Financial Close and Reporting Process. Management determined that GTSI had insufficient controls over the quarterly and year-end financial close and reporting process. This deficiency was exacerbated by the finance and accounting staffing material weakness as noted above, and was manifested primarily in control deficiencies in the accounting for inventory valuation, customer returns, revenue recognition (specifically professional services revenue), accruals, warranty revenue and costs, leasing transactions, reserve analysis, and the tax provision. These control deficiencies resulted in significant post-closing adjustments to inventory, accounts payable, accounts receivable, accrued liabilities, sales, cost of sales and income taxes.
Accounts Payable Process. Management determined that GTSI, as of December 31, 2005 and for a period of time prior to that date, had insufficient oversight of its accounts payable process, which resulted in restatements to all the interim periods during 2005, 2004 and 2003. The Company either lacked sufficient finance and accounting staff to perform monthly reconciliations of all accounts payable balances, or the subsequent reviews of reconciliations were ineffective. As a result, overstatements of cost of sales and certain accounts payable accounts occurred.
Revenue Recognition Process. The Company does not have adequate controls over the revenue recognition process, particularly related to professional services revenue. There is a lack of communication between the professional services project managers and the accounting and finance department. In addition, there is not a formal process to review contracts, identify the proper revenue recognition method, evaluate customer acceptance criteria, determine units of accounting, or monitor delivery of each element.
Changes in Internal Control Over Financial Reporting
In the course of management’s evaluation of disclosure controls and procedures, we considered process areas in which we have made and are continuing to make changes to improve and enhance controls. The Company continues to implement processes and controls to remediate its existing material weaknesses. Changes have been, and will continue to be made to our internal control over financial reporting to remediate these processes.
Based on the changes to the Customer Fulfillment Process, discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that there were changes in our internal control over financing reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to focus on remediating other material weaknesses previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Customer Order Fulfillment Process. Management determined that GTSI had insufficient execution and oversight related to its customer order fulfillment process, which resulted in restatements to all the interim periods in 2005 as well as material adjustments for the year ended December 31, 2005. Specifically, GTSI recorded sales, cost of sales, accounts receivable and accounts payable in the incorrect reporting periods during 2005 due to a number of factors including inadequate training, inappropriate data entry, vendor payable reconciliations not being performed on a timely basis, and lack of oversight and communications between the appropriate departments and significant employee and management turnover within many of the impacted areas.
As of September 30, 2007, management has documented and tested additional controls over customer order fulfillment, including additional review procedures to accurately reflect product ship dates. Additionally, management refined the revenue accrual process to include analysis procedures to support revenue accruals. Based on testwork, management believes the material weakness over the customer order fulfillment process has been remediated. However, our external auditor’s evaluation process of our internal controls over financial reporting has not been completed at this time.

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
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

Date November 14, 2007	/s/ JAMES J. LETO

James J. Leto
President and Chief Executive Officer

Date November 14, 2007	/s/ JOE RAGAN

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