Form 10-K
period 2007-12-31
GTSI CORP
filed 2008-03-14
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2007 was $88,470,590.
The number of shares outstanding of the registrant’s common stock on February 29, 2008 was 9,705,138.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on April 24, 2008.

1

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
PART I
ITEM 1. BUSINESS
Overview
Founded in 1983, GTSI Corp. is a Delaware corporation with nearly 25 years of experience focused exclusively on selling IT products and solutions to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries. During this period, our customers have come to rely on GTSI to translate business challenges into practical technology solutions for today’s governments. “GTSI” is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.
We sell to departments and agencies of the U.S. Federal Government, as well as state and local governments, and prime contractors. Our total sales were $723 million, $863 million and $887 million for the years ended December 31, 2007, 2006 and 2005, respectively. We offer a competitive mix of logistical and procurement support to our customers. The approximate percentage of our sales by customer type for the years ended December 31 was:

	2007	2006	2005
Federal Government	75%	72%	71%
Prime Contractors	14%	20%	21%
State and Local Governments	11%	8%	8%

Total	100%	100%	100%
Additional information related to net loss, total assets, significant customers and long-lived assets is provided in the consolidated financial statements and the accompanying notes to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.
The information technology (“IT”) solutions we offer to our customers are predominantly product-based, but many also include a services component. Product-based components are identified and purchased by government procurement officers under standard government contracts, which range from single agency contracts to those which are available to the entire U.S. Federal Government or state government community (such as U.S. Communities). We are well-positioned to fulfill the requirement of having an appropriate contract vehicle as we hold a contracts portfolio that includes nearly four dozen such contracts, and many major Federal agency-specific contracts.
To fulfill product demand, we maintain an ISO 9001:2000-registered Integration and Distribution Center that spans approximately 142,000 square-feet in Northern Virginia, adjacent to Washington Dulles International Airport. We use this proximity in concert with close systems relationships with our customers and vendors to assure timely delivery for our customers’ mission-critical applications. We leverage our Integration and Distribution Center and matching logistics expertise to offer a wide variety of managed fulfillment and value added services such as:
•	Hardware integration

•	Customer image propagation

•	Automated system diagnostics and data capture

•	Customer asset tagging

•	Complex configurations of various IT solutions, such as Voice over Internet Protocol (“VoIP”)
Additionally, GTSI’s customer operations and purchasing teams, are ISO 9001:2000-registered.
To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a financial services capability to manage the entire technology lifecycle. GTSI offers lease arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expense. This is especially important to agencies whose budget planning requirements span many forward-looking years, but whose technology needs cannot be accurately planned on the same timeline. It also helps agencies keep their information management resources focused on the flow and security of agency information, rather than ownership of the technology itself.
Business Strategy
GTSI is committed to and focused on providing infrastructure technology solutions to the government customer. We believe there are significant opportunities to increase profitability through the continued development of our existing business by focusing on financial and professional services, and to expand on our relatively low market share within the growing government IT market.
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
Continue Focusing on the Government IT Market
Because of our exclusive focus on government, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, our marketing activities and sales force have been effective at reaching and servicing the government market, which consists of government IT executives including chief information officers, procurement and contracting officers, information resource managers, as well as systems integrators, value-added resellers, and prime contractors.
Leverage Technology Lifecycle Management (TLM)
GTSI provides TLM services for our government customers. TLM involves most aspects of the technology management process, including assessing and identifying technology needs, acquisition of those technologies, integration and implementation, ongoing services, asset disposal and financial services. This approach provides a service that differentiates us in the marketplace. Coupled with support services, technology refresh, and asset disposal, we offer our customers a cost effective way to manage technology infrastructure.
Retain and Obtain Government Contracts and Utilize Flexible Contract Vehicles
GTSI holds a wide range of government contracts, including multi-million dollar, multi-year contracts with the Department of Defense (“DoD”) and various civilian agencies, as well as several multiple award schedules and blanket purchasing agreements with a variety of DoD civilian agencies and state and local agencies. In addition, we also serve as a subcontractor, providing products and services to other companies holding government contracts. GTSI intends to continue identifying and pursuing contract vehicles that best leverage our broad selection of solutions, services, integration and distribution capabilities and partner relationships.
Continue to expand our Solution and Services
Over the course of 2007, GTSI was successful in developing and delivering services opportunities that expanded beyond a single technology, rather a host of technology set to fulfill our customer’s requirements. GTSI will continue to focus on this area most particularly in our Physical Security practice where this has become most prevalent, due to federal funding backed by the Department of Homeland Security (“DHS”). Integrated CCTV systems with networking, storage, and communication requirements require specialize expertise that GTSI has successfully developed.

Provide a High-Quality Centralized Source for Procuring IT Products and Services
In addition to offering a vast line of computer hardware, software and peripheral products, GTSI offers pre- and post-sales technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that we sell. We offer a wide range of IT solutions and products plus the convenience, flexibility and cost savings of obtaining infrastructure technology solutions from a centralized source. As we interact with our customers, we focus on providing high quality customer services associated with the order, delivery, installation and repair of the products we sell. In addition to our heritage product offerings, we also have capabilities to meet our customer’s needs with regard to data centers, networks, client devices, physical security, communications, and enterprise content and management.
Customers
Federal Government
GTSI has been exclusively dedicated to the Federal, State and Local Government marketplaces since our inception in 1983. Historically, over 20% of our revenue comes indirectly from the prime contractor community. Our most significant indirect subcontracts are held with companies such as Raytheon, General Dynamics, SAIC, Northup Grumman and Lockheed Martin. Our top customer relationships include the Department of Army, Department of Veterans Affairs, Department of Homeland Security, Internal Revenue Service and the Federal Bureau of Investigation. GTSI derives the majority of its sales from Federal Civilian and DOD sectors; we are focused on continuing to grow our positions in the State and Local and U.S. Intelligence marketplaces. The breakout of our U.S. Federal Government sales is approximated below:

	2007	2006	2005
Department of Defense	39%	39%	35%
Civilian Agencies and Departments	45%	39%	42%
Prime Contractors	16%	22%	23%

Total	100%	100%	100%
State and Local
GTSI’s sales in this high potential market are generated mostly from county and city agencies. With over $1 billion available to ensure protection against terrorist and criminal threats, our focus will continue to expand and penetrate this market segment with a strategic focus that will include concentration in education, city infrastructure, and maritime ports and airports for our Physical Security practice. Law enforcement and public safety continue to be a focus with growth including solutions and services generated from our Mobile Evidence Capture (“MEC”) practice. MEC enables digital in-car video evidence to be captured, transmitted, stored and retrieved without human touch or manipulation to quickly and effectively comply with legacy manual and analog evidence to prosecution processes for civil and criminal cases. Much like Physical Security solutions, MEC is moving from analog to digital leveraging GTSI technical resources, competencies in security, wireless, networking and storage using existing processes for project management and services implementation.
Contracts
GTSI achieves its sales through federal, state and local government contracts and open market procurements. Our contracts with the U.S. Federal Government include a General Services Administration (“GSA”) Schedule contract, Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, Task Order contracts, Blanket Purchase Agreements (“BPAs”) and Mission Oriented Business Integrated Services Schedule contract for consulting services.
We pursue formal government bids for IDIQ contracts and BPAs. Substantially all of these bids are awarded on a “best value” to the government basis (which, depending on the bid, can be a combination of price, management and or technical expertise, past performance on other government contracts and other factors). We seek to use our professional services and other delivery capabilities, vendor partnerships, purchasing power, supply chain management and procurement expertise to compete successfully on these bids. These major procurements may equal millions of dollars in total sales, span multiple years and provide a purchasing vehicle for many government agencies. Items offered under our contracts include IT infrastructure (e.g. personal computing and communication devices, server/storage systems, networking equipment, security systems, enterprise software), program/project management, technical/engineering services, life-cycle maintenance, training, and services.

The majority of our contracts allow GTSI to deliver comprehensive, enterprise-wide solutions that include both products and professional services. GTSI has recently established a team of highly-experienced Program Managers to increase the size and scope of our program/contract portfolio, manage programs of increasing complexity, and strengthen profitability for the company.
General Services Administration
GTSI holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. In March 2002, the U.S. Federal Government formally exercised its first of three five-year options to extend the GTSI contract through March 31, 2007. This schedule has since been extended through April 1, 2008 while GTSI is in negotiations on a new contract. As a result of GTSI’s strong performance in our Services sector, we were able to successfully justify and receive an award on both increased labor rates on the existing Schedule 70 contract, as well as expansion of new labor categories that appropriately define our business. Similarly, GTSI’s solution and service approach was recognized by GSA in our 2007 MOBIS contract award for consulting services.
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
Indefinite Delivery/Indefinite Quantity
GTSI holds a number of IDIQ vehicles, through which the government establishes a purchasing vehicle and/or allocates funds for future purchases, without specifying purchase dates or quantity. IDIQ contracts offer greater flexibility than GSA contracts because they typically allow products and services to be added quickly and allow contractors more pricing flexibility. There are three types of IDIQ contracts: government-wide acquisition contracts (“GWAC”), multi-agency contracts (“MAC”), and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single Federal agency for government-wide use upon approval by the Office of Management and Budget, while MACs accept orders from the same agency, and from other agencies under the authority of the Economy Act.
Task Order Contracts
GTSI has also entered into a number of Task Order contracts with Government agencies. Task Order contracts specify the period of performance, including the number of option periods, and specify the quantity and scope of products and services the Government will acquire under the contract. Task Order contracts allow agencies to enter into contracts before their specific service/product requirements are known. After award of the master contract, the Government will issue individual task orders, as needed, to address specific defined requirements. Task orders typically include a statement of work (“SOW”), and/or a Bill of Materials (“BOM”) that define the services or products the contractor will be obligated to deliver.
Blanket Purchase Agreements
Individual GSA ordering agencies may enter into GSA-authorized BPAs with GSA contract holders. BPAs are similar to second-tier contracts under a contractor’s GSA contract. BPAs enable agencies to obtain better pricing based on volume ordering, and specialized services to address specific agency needs or preferences. BPAs also serve to decrease an agency’s acquisition costs by streamlining the ordering process.
GTSI maintains several Federal Supply Schedule BPAs that are authorized under our GSA Schedule 70 contract. GSA authorized BPAs incorporate many terms, conditions and products offered on GSA Schedule contracts, often at prices lower than those available on the GSA schedules. We normally enter into separate agreements with vendors to offer reduced BPA prices to the government. Our BPAs are agency specific and allow us to increase our focus on specific products and services that are tailored to the needs of individual customers.

State and Local
In 2003, GTSI was awarded the U.S. Communities (“USC”) contract, which is a multi-state contract available to cities, counties, special districts (airport, water, etc.), state agencies, schools, and large non-profits such as hospitals and clinics. In addition, GSA provides access to state and local government agencies to utilize GSA Schedules. Multi-state contracts enable individual states to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. The USC contract expires on April 30, 2009, with a 12-month extension option.
The products and services are sold under the contract at a fixed price; however, governments typically negotiate a lower price for large quantity or high value orders. With solutions such as Physical Security and MEC as a focus, USC allows us to maintain compliance with funding milestones, act as the general contractor, and provide the delivery engineering and project management to achieve customer acceptance and mission compliance.
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
Open Market
While open market is not a contract vehicle, GTSI has processes and procedures in-place to utilize open-market pricing, separate and apart from GSA Schedules, IDIQs and BPAs. We also sell enterprise products and services to government-serving prime contractors including systems integrators through open market procurements. Certain contract vehicles allow a small percentage of open market pricing to be included to supplement those products and services that are on contract.
Solutions, Services, and Products
GTSI continuously monitors and evaluates existing and emerging technologies and trends to ensure that we offer our customers the most appropriate technology for their demanding applications. GTSI provides our customers IT infrastructure solutions and services custom to their specific needs.
Technology Lifecycle Management
GTSI’s TLM methodology combines professional and financial services with strong industry partnerships into a comprehensive framework for managing each phase of IT infrastructure. TLM has three core elements: planning of the entire process of IT Infrastructure Optimization, in which we identify and assess, acquire, implement and integrate, support, refresh and disposal before acquisition; ongoing Program Management of the above lifecycle elements; and separating the acquisition necessities of IT Infrastructure Optimization from realities of 3-year budget cycles and narrowly defined budget line items. By proactively planning for each phase with a long term approach, funding and management of IT programs can be better aligned with business goals and realization of benefits. GTSI TLM helps customers reduce total cost of ownership and risk, while increasing flexibility and efficiencies.
Solutions
In 2007, we accelerated our realignment around solutions providing us with the greatest opportunity for sustained return on investment. GTSI embraced the newly published government definition of IT Infrastructure including Data Centers and Data Networks and Telecommunications. This enabled us to further focus, deepen and align the development of our capabilities to consistently provide IT Infrastructure solutions tailored to specific customer environments in a manner consistent with government planning and investing. Using a TLM approach, GTSI Solutions combine professional services, program management services, support services, integration services, financial services and leading Original Equipment Manufacturer (“OEM”) products based on individual customer requirements in key areas, including:
•	Virtualization in the Data Center which leads to Server and Storage Consolidation

•	Voice over Internet Protocol in the Network as a first step to Unified Communications

•	Physical Security as it migrates from analog to IP-based Network infrastructure

•	Mobile Evidence Capture specifically for the State and Local markets
We shifted emphasis from Network Security to embedding Security best practices in all capabilities we develop and maintain.
Services
To support efforts for services to accompany products sold, the GTSI Programs and Services unit is comprised of these areas: Program Management, Project Management, Practice Management, Integration Services and Asset Management, and Support Services. This structure provides focused management on Government contract vehicles, technology practice teams, and management of engineering and deployment efforts with a consultative approach. These groups enable GTSI to support government projects with insight and experience to plan, design, implement and operate state-of-the-art technology throughout government agencies. Also included in service capabilities are Lifecycle Services, including Staff Augmentation and Education Services, that further support a TLM methodology. GTSI supports technology acquisition, implementation, and ongoing support programmatically through identification of the best contract vehicle available and providing custom financing options.
GTSI Service components include engineering and project management resources that carry certifications in leading vendor technologies and methodologies, including Project Management and Quality Assurance. These specialized resources plan, design, engineer, integrate, deploy, and support complex, scalable IT infrastructure solutions with a TLM approach. GTSI supports a wide range of integrated solutions in areas such as enterprise software, mobility solutions, network infrastructure, data management and enterprise computing, asset management, and cyber and physical security. Our experienced and certified specialists include: Solutions Enterprise Architects, Project and Program Managers, Systems Analysts and Engineers and Security Consultants.
Customer focused solutions implemented through the TLM methodology include any or all of these core services:
•	Needs analysis and environment assessment

•	Professional services — including project planning and management, engineering, implementation, and training

•	Systems integration, configuration, and light assembly

•	Asset management

•	Logistics planning and deployment

•	Financial services to evenly distribute cash flow requirements for technology refreshes and buying cycles

•	Support services—warranty, maintenance, custom service plans
Practice Management
There are five Technology Practice Areas that comprise GTSI Practice Management: Networking, Server and Storage, Enterprise Software, Cyber Security, and Physical Security. These groups are staffed with security cleared, industry certified engineering consultants that are highly skilled at architecting and deploying technology in the government space.
Project Management
GTSI Project Management services help government managers meet resource and procurement planning challenges, and stringent performance metrics. GTSI’s Project Management Institute (PMI) certified Project Managers also bring consultative insight to each project. GTSI’s Project Manager’s employ Earned Value Management (EVM) standards to projects, which proactively measures accomplishment of work, schedule and cost performance within a single integrated methodology.

Integration Services
GTSI’s certified experts operate in our own ISO 9001:2000 Integration and Distribution Center to upgrade, install, test, and configure systems to agency technology standards. Each project is assigned a dedicated manager to oversee logistics support and fulfillment of services to streamline deployment, reduce downtime, manage costs, and consolidate resources.
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
Asset Management
GTSI has identified a need in the Federal, State, and Local government marketplace to inventory and track an organization’s assets. From IT equipment to software licenses, GTSI has a scalable asset management solution to enable an agency to keep track of inventory, monitor movement, manage software libraries, schedule maintenance, track financial information, and be alerted to high priority events or changes. By integrating with the existing security system, an agency can be notified in real time when high-value or secure assets are moved outside the appropriate parameters. This solution helps agencies meet compliance and regulatory standards, and pass audits to secure additional funding.
Support Service—Warranty, Maintenance, and Support
As part of the TLM methodology, taking a proactive approach to IT infrastructure support helps increase productivity, improve technological efficiencies, and extend the life of IT assets. GTSI Support Services help overcome day-to-day technology challenges and allow agencies to stay focused on key business objectives. The launch of secure, web-based tools have increased access to agency warranty, maintenance, and support information, and provided efficiencies and value to customers in consolidating resources and costs.
GTSI Support Services provides a portfolio of renewable, post-implementation services that improve the productivity of IT infrastructure, ensure rapid problem resolution and replacement of parts, and reduce total cost of ownership through decreased downtime and proactive support.
GTSI’s Technical Support Services provide options for custom service level agreements (SLAs) for up to 5 years. Our Advanced Support Services provide proactive monitoring and management of systems, as well as incident notification and resolution. Services include:
•	Global advanced replacement of parts

•	On-site support, Multi-vendor first-call support

•	Online monitoring of support and maintenance status through Support Service Center

•	Consolidated co-terminus support contracts and online customer tool — SupportNet — with access to warranty and maintenance agreement status and terms

•	Software updates and upgrades

•	Improved reliability and availability; minimized operational expenses
GTSI seeks to attach services to any product provided to our customers, driving margin and customer retention, with a programmatic approach.

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
Products
GTSI has strong strategic relationships with hardware and software industry leading OEMs. GTSI includes these products in the solutions provided to our customers. For example, GTSI includes leading hardware servers and virtualization software in virtualization solutions, secure, advanced routers and switches for voice and data network modernization, and rugged digital cameras and sensors for physical security solutions.
The following table indicates, for the years ended December 31 (dollars in millions), the approximate sales by product category and related percentages of total sales.

	2007		2006		2005
Hardware	$530.0	73.3%	$649.7	75.3%	$687.3	77.5%
Software	111.6	15.4%	130.2	15.1%	130.8	14.7%
Services	59.7	8.3%	70.3	8.1%	64.0	7.2%
Financing	22.2	3.0%	12.8	1.5%	5.1	0.6%

Total	$723.5	100.0%	$863.0	100.0%	$887.2	100.0%

Note:
Certain prior year amounts were reclassified including financial services transactions and reclassifications between Hardware, Software, and Services to conform to the current year presentation.
Strategic Partner Relationships
GTSI maintains strong relationships with a core set of strategic partners. These partners are industry leaders and are established in the government market. GTSI facilitates business to government customers on behalf of partners through our TLM methodology, while our partners enable GTSI to deliver technology solutions to our customers. Our major strategic partners include: Sun, Cisco, Microsoft, Hewlett Packard, Panasonic, Network Appliance, and Dell.
Additionally, we establish and grow alliances with specialized technology companies that compliment our core partners which then comprehensively address our customer needs for their solutions environment.
GTSI brings our partners several advantages in the government market by providing:
•	The unique ability to design, procure, install, operate, and refresh solutions through our Infrastructure as a Service business model

•	A gateway to the complex government market through a significant number of diverse contract vehicles

•	Access to the government customer through GTSI’s proactive sales force providing solutions, services, and products

•	Lower cost overhead associated with government contractor compliance and procurement regulations
GTSI has several Partner Managers who support our Strategic Partners. Their goal is ensure that those partners remain at the core of our Infrastructure as a Service business model.

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
Inventory Management
We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources. During 2007, we purchased approximately 70% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. Our distribution process is highly automated with a real-time shipment tracking and status system. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. We implemented an RFID Solution in January 2005, updated in 2007, which enables us to apply RFID tags to case and pallet-load shipments that meet published DoD requirements. Historically, we have performed two complete physical inventories each year supplemented by regularly scheduled and controlled inventory cycle counts. We have dedicated teams to perform cycle counts, process customer returns, and to receive and ship products.
We generally ship products by UPS, FedEx, and other commercial delivery services and, where applicable, invoice customers for shipping charges.
Marketing and Sales
In 2007, GTSI embarked on a series of strategic marketing initiatives to communicate our transformation into a services and solutions provider to our key audiences. The company launched a new logo and tagline, launched a series of thought leadership seminars, redesigned the GTSI.com web site, and developed a corporate radio advertising campaign.
This new corporate identity signals the company’s ongoing commitment to delivering solutions and services utilizing our unique Technology Lifecycle Management (TLM) approach. The rebranding initiative introduces the third logo in the Company’s nearly 25-year history and represents a significant milestone in the long-term relationship that GTSI has with Federal, state, and local government customers. GTSI’s new tagline “One Mission. Yours.” reaffirms the company’s stance that it has the resources and expertise to deliver best business practices, engineering skills, and financial options that combine the benefits of information technology to government.
Our marketing activities also include sponsorship of major trade shows, private customer-education events, display advertising in print and broadcast media, corporate and solutions-focused collateral, the GTSI.com e-commerce Website, targeted email marketing, outbound telemarketing, and sales-related incentive programs. These activities inform our government customers and prospects of our capabilities and the GTSI value proposition, helping us acquire new customers and retain existing business relationships.
Our sales organization is focused on understanding the current and emerging needs of our customers and providing comprehensive solutions that include products and services to meet those needs. Our sales organization continues to provide coverage supporting existing customers while expanding sales coverage to focus on new accounts and new solution offerings to current customers. In 2007, the sales and marketing organizations were integrated under the same leadership, enabling the teams to increase collaboration and alignment of marketing efforts.
Competition
The government IT market is highly competitive with a wide variety of technology and service players. GTSI’s competition includes traditional hardware and software manufacturers and resellers, systems integrators, and infrastructure solutions and service providers.
We believe that the principal competitive factors in the government IT market include:
•	Past performance within the government market

•	Expertise in government procurement processes (where standardized contracts exist)

•	Existing customer and vendor relationships (for which there is traditionally a high barrier to entry)

•	Technical expertise

•	Logistical capability

•	Customer service and support
There is a growing trend in government agencies integrating commercial off-the-shelf (“COTS”) technologies into their infrastructure requirements. We are well positioned to compete in this space with our wide-ranging technology expertise. Additional, we have the scalability and flexibility needed to provide these solutions to our customers. To enhance our strategic position in the government infrastructure services market, we are investing in our service and solution offerings as well as training and certification programs for our engineering and technical staff.
Scale and scope are important dimensions in the government infrastructure market. A number of our competitors are much larger than GTSI, and have far greater financial, marketing, and technological resources. This difference in scale could in some cases produce a material impact on the promotional and sales support requirements of our business. We hold a competitive advantage over our competition because of our nearly 25 years of service to government, strong relationships with our customers, our Technology Life Cycle Management (“TLM”) approach, deep technical expertise, extensive contract portfolio, and our ability to quickly adapt and respond to our customer requirements.
Backlog
We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of the U.S. Federal Government ordering patterns and changes in inventory availability of various products. Our backlog includes hardware and software orders that have not shipped or delivered (“unshipped backlog”) as well as orders that have shipped or delivered but cannot be recognized as revenue at the end of the reporting period, since title passes to our customers when the orders reach the destination. Backlog also includes services that have not been performed. Total backlog, excluding leasing revenue, as of December 31, 2007 was $120.0 million compared to $129.4 million as of December 31, 2006. Unshipped backlog as of December 31, 2007 was approximately $114.4 million, compared to $114.0 million as of December 31, 2006.
Employees
At February 29, 2008 we had 679 employees, including 411 in sales, marketing and professional services; 75 in operations; and 193 in finance, IT, contracts and legal, and other support functions. None of our employees are represented by a labor union and we have not experienced any labor-related work stoppages.
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
We rely on U.S. Federal Government agencies and departments to provide a substantial portion of our sales either directly or through prime contractors with which we work. We have derived, and believe that we will continue to derive, a significant portion of our sales from a limited number of projects and transactions with the U.S. Federal Government. For the year ended December 31, 2007, approximately 89% of our sales came from the Federal Government. The completion or cancellation of a large project or a significant reduction in scope would significantly reduce our gross margins. In addition, if we fail to secure an equal number of large transactions in the future, our results will be negatively impacted. Any dispute, failure to exercise an extension, or contract not renewed as a result of a re-compete could have a material adverse impact on our future operating results and gross margins.
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
We believe our ability to continue to compete also depends in part on a number of competitive factors, including:
•	Expertise in government procurement processes where standardized contracts exist

•	Existing customer and vendor relationships (for which there is traditionally a high barrier to entry)

•	Technical expertise

•	Logistical capability

•	The ability of our clients or competitors to hire and retain project managers and other senior technical staff

•	The price at which others offer comparable technical solutions

•	The extent of our competitors’ responsiveness to client needs
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
Our sales are highly dependent on the government’s demand for IT products. Direct and indirect sales to numerous agencies and departments of the U.S. Federal Government accounted for 89%, 92% and 92% of our sales in 2007, 2006 and 2005, respectively. We believe that U.S. Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business. A material decline in overall sales to the U.S. Federal Government as a whole, or to certain key agencies thereof, could have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with U.S. Federal Government agencies are:
•	Our performance on individual contracts and delivery orders

•	The strength of our professional reputation

•	The relationships of our key executives with customer personnel

•	Our compliance with complex procurement laws and regulations related to the formation, administration and performance of U.S. Federal Government contracts
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
Changes in U.S. Federal Government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:
•	A significant decline in spending by the U.S. Federal Government in general or by specific departments or agencies in particular

•	Changes in the structure, composition and/or buying patterns of the U.S. Federal Government

•	The adoption of new laws or regulations changing procurement practices

•	Delays in the payment of our invoices by government payment offices
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
The covenants of our Credit Facility impose certain operating restrictions and financial and reporting covenants on us. These restrictions and conditions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants require us, among other restrictions, to:
•	Maintain a minimum availability of $5 million as reported on the Borrowing Base Certificate dated the last day of the month

•	Provide quarterly EBITDA numbers that comply with schedules set forth in the credit agreement;

•	Maintain Fixed Charge Coverage Ratio not less than 1.10 to 1.00, effective September 30, 2008, as set forth in the credit agreement
During 2007, the Company signed one amendment to the credit agreement to change the reporting requirements and the minimum EBITDA covenants and another amendment to increase the allowed payments the Company is permitted to make under commercial leases or lease payments. The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2007.
While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Credit Agreement, including the minimum EBITDA covenant, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

Infrastructure failures could have a material adverse effect on our business.
We are highly dependent on our infrastructure to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, recognize revenue and otherwise carry on our business in the ordinary course. In 2005, GTSI implemented a new supply chain management system , the GTSI Enterprise Management System (“GEMS”), with software provided by a third party. During 2005 and 2006, a significant number of enhancements and additional reporting capabilities were added which enabled management to make better decisions based on the information available. As of December 31, 2007, GTSI continued to enjoy stabilized systems and leveraged new features that allowed more automation for services business. In 2008, GTSI will be launching a large upgrade to the enterprise systems to gain advantage of features provided by the software vendor as well as utilize new architecture tools for supply chain fulfillment. While GTSI cannot guarantee that issues will not arise from such a large upgrade, measures have been put in place to do substantial system and integration testing as well as user testing to avoid critical system failures and avoid complications that may arise.
Any material weaknesses in our internal control over financial reporting could have a material adverse effect on our business and a negative impact on our stock price.
During 2007, we remediated six material weaknesses in our internal control over financial reporting that existed as of December 31, 2005, as described in “Part II—Item 9A—Controls and Procedures” and in our quarterly report on Form 10-Q for the quarter ended September 30, 2007. In order to remediate these material weaknesses, we implemented many new processes and reporting procedures in 2007. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, changes in accounting practice or policy, or that the degree of compliance with the revised policies or procedures deteriorates. Our ability to maintain effective internal controls over all processes depends on our continued success at hiring and preserving adequate resources for ensuring GAAP compliance in accounting for all areas of the business.
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
During the year ended December 31, 2006 we incurred significant costs due to restatement related efforts, refinancing fees, and the impairment of our deferred tax asset. In addition, expenses related to our accounting and finance department increased during the years ended December 31, 2007 and 2006, related to the remediation of previously disclosed material weaknesses in internal control over financial reporting and the on-going remediation of significant deficiencies and material weaknesses in internal control.
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
Our sales, operating results and cash flows have been, and are expected to continue to be, subject to significant fluctuations from quarter to quarter due to a number of factors including:
•	The seasonality of our business due to the U.S. Federal Government’s buying and funding patterns

•	Fluctuations in our gross margins due to variations in the mix of products sold and excess or obsolete inventory charges

•	The number, size and scope of orders from our customers

•	Demand for our services generated by strategic partnerships and certain prime contractors

•	Availability of price protection, purchase discounts and rebate programs from vendors

•	Contractual terms and degree of completion of projects

•	Changes in our sales cycles as we move towards solution selling
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
GTSI maintains a “small business” status under its GSA Schedule contract, ITES contract and several BPAs it held in 2007 based upon GTSI’s size status at the time of the contracts’ original award dates. As a result, GTSI enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.
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
GTSI is not renewing its existing GSA Schedule Contract, and has not yet been awarded a new GSA Schedule Contract. Upon award of the new GSA Schedule Contract, GTSI will be classified as a “Large Business”.

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
Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business. Currently, our financing agreement prohibits any acquisitions without our lender’s prior consent. Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:
•	Diversion of management attention from running our existing business

•	Possible additional material weaknesses in internal control over financial reporting

•	Increased expenses including legal, administrative and compensation expenses related to newly hired employees

•	Increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own

•	Potential exposure to material liabilities not discovered in the due diligence process

•	Potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions

•	Acquisition financing may not be available on reasonable terms or at all
Any acquired business, technology, service or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an acquisition, investment or merger could cause our actual results to differ materially from those anticipated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
GTSI’s primary business is conducted from its corporate headquarters complex and distribution center located in Northern Virginia. We do not own any real property. Our headquarters complex is located in office space of approximately 130,000 square feet in Chantilly, Virginia under long-term leases with expiration dates in November 2008. GTSI’s primary distribution and integration operations are located in a facility of approximately 142,000 square-feet in Chantilly under a lease expiring in December 2011.
In December 2007 GTSI executed a lease for a new corporate headquarters. The new multi-tenant facility will be located in Herndon, Virginia approximately 4 miles from our existing corporate headquarters directly on the Route 28 corridor, across from Dulles International Airport. The new facility will have an efficient space plan that will allow for the reduction of overall square footage currently under lease, but will incorporate a number of resources that will enhance our business development such as a Client Solutions Center, upgraded testing labs, and meeting space to enable our employees to take advantage of a number of amenities that will be provided to the tenants of the facility and enhance GTSI’s recruiting and retention of employees. GTSI plans to relocate to its new location in November 2008 and has a number of favorable lease options for current and future space commitments under its new 10-year term.
As a result of our workforce realignment activities in 2006, GTSI has currently under sub-lease one of its Chantilly locations through March 2008. We believe the facilities we are retaining are in good condition and suitable to meet our current needs for the conduct of our business. For additional information regarding our obligations under leases, see Note 14 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
In 2006, the Supreme Court of Virginia rejected a Petition for a Rehearing filed by Ichiban, a former subcontractor seeking to appeal the dismissal of a lawsuit against GTSI it had filed in 2003. The Company has since obtained favorable decisions in the United States Bankruptcy Court for the Eastern District of Virginia to help secure the recovery of its judgment. The Company is aggressively working to collect the awarded attorneys’ fees and costs from Ichiban; however, in accordance with SFAS No. 5, Accounting for Contingencies, no amounts for this gain contingency were accrued as of December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Annual Meeting of Stockholders is scheduled to be held at 10:00 a.m. on April 24, 2008, at the Company’s headquarters located at 3901 Stonecroft Boulevard in Chantilly, Virginia.
Price Range of Common Stock
GTSI’s common stock is traded on the NASDAQ Global Market under the symbol GTSI. As of February 29, 2008, there were 321 stockholders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

	2007		2006
Quarter	High	Low	High	Low
First	$12.08	$8.61	$7.93	$6.12
Second	$13.60	$11.23	$7.00	$4.86
Third	$13.77	$10.47	$10.04	$6.44
Fourth	$12.34	$8.97	$10.22	$8.20
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
Issuer Purchases of Equity Securities
GTSI’s common stock purchase program was announced in February 2000. GTSI’s Board of Directors authorized GTSI to repurchase its common stock for an aggregate purchase price up to $5.25 million. In January 2002 and April 2005, GTSI’s Board of Directors authorized additional purchases to increase the aggregate purchase amount to $10 million. This purchase program, as increased, is the only stock purchase program currently in effect and there have been no repurchase programs that have expired during the period covered by this report. There were no common stock repurchases in 2007. GTSI’s Credit Facility restricts the purchase of GTSI’s stock by GTSI.

Equity Compensation Plans
The following table summarizes information regarding GTSI’s equity compensation plans as of December 31, 2007.

			Number of Shares
			Remaining Available for
			Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (excluding shares
	Outstanding Options	Outstanding Options	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	2,912,557	$7.42	170,242
Equity compensation plans not approved by stockholders*	89,700	$9.70	N/A

Total	3,002,257	$7.49	170,242

*	Represents shares issuable under options granted from time to time to persons not previously employed by the Company, as an inducement essential to such persons entering into employment agreements with the Company.

PERFORMANCE GRAPH
The following graph is furnished per SEC regulations. It compares the annual percentage change in the cumulative total return on Common Stock with the cumulative total return of the NASDAQ Composite Index and a Peer Index of companies with the same four-digit standard industrial classification (SIC) code as the Company (SIC Code 5045 — Computers and Peripheral Equipment and Software)1 for the period commencing January 1, 2002 and ending December 31, 2007. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007
GTSI Corp.	100.00	102.98	78.14	52.04	68.64	73.31
Peer Index[1]	100.00	142.25	169.39	156.81	175.36	157.47
NASDAQ Index	100.00	150.36	163.00	166.58	183.68	201.91
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GTSI CORP., NASDAQ MARKET INDEX AND
SIC CODE INDEX

DOLLARS
225
200
175
150
125
100
75
50
25
0
2002
2003
2004
2005
2006
2007
GTSI CORP.
SIC CODE INDEX
NASDAQ MARKET INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2007

[1]	The 11 companies listed in SIC Code 5045 are: AVISTAR COMMUNICATIONS; EN POINTE TECHNOLOGIES.; GTSI CORP.; IKON OFFICE SOLUTIONS; INGRAM MICRO, INC.; INX, INC.; NAVARRE CORP.; POMEROY IT SOLUTIONS, INC.; SCANSOURCE, INC.; TECH DATA CORP.; AND WAYSIDE TECHNOLOGY GROUP
Since last year’s proxy statement, CDW CORPORATION; MTM TECHNOLOGIES, INC.; PALM, INC.; and PROGRESSIVE GAMING CORP. were deleted from SIC Code 5045, and no companies were added to SIC Code 5045.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data set forth below for the three years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 has been derived from GTSI’s audited consolidated financial statements which are included in Part II, Item 8 of this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 is derived from audited consolidated financial statements of GTSI and not included herein.
Our loss from operations, net loss and loss per share for the years ended December 31, 2006 and 2005 were materially affected by certain items, which affects the comparability of the information presented with other years’ results. Cost of sales for the year ended December 31, 2006 included the positive effects of the derecognition of aged accrued payables of $5.8 million, in accordance with FAS 140; a change in estimate of vendor rebates of $1.1 million; and a change in estimate of vendor payable amounts of $4.0 million, all as discussed in Note 1 to the consolidated financial statements. Cost of sales for the year ended December 31, 2005 included the positive effects of a change in estimate of vendor payable amounts of $1.6 million which was offset by a $5.6 million charge recorded in cost of sales to write-down inventory to its market value. As a result of these items, loss from operations and net loss for the years ended December 31, 2006 and 2005 was $10.9 million lower and $4.0 million higher, respectively. During 2007, the Company identified certain immaterial errors related to periods prior to fiscal 2007, the recorded adjustments for these items decreased our loss by $0.4 million for the year ended December 31, 2007; positively impacting selling, general and administrative expenses by $0.5 million and decreasing gross margin by $0.1 million. All notes referenced are in Item 8 of this Annual Report on Form 10-K.

Statement of Operations Data:

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

SALES (b)
Product	$641,560	$779,896	$818,018	$1,075,437	$951,511
Service (a)	59,658	70,293	63,994	—	—
Financing	22,247	12,788	5,143	5,571	1,669

	723,465	862,977	887,155	1,081,008	953,180

COST OF SALES (b)
Product	570,580	705,498	756,050	957,173	857,277
Service (a)	38,276	38,261	31,017	—	—
Financing	9,889	5,439	2,249	2,351	939

	618,745	749,198	789,316	959,524	858,216

GROSS MARGIN	104,720	113,779	97,839	121,484	94,964

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (b)	106,335	115,240	114,514	106,187	85,283

IMPAIRMENT CHARGE	—	—	981	—	5,972

TOTAL OPERATING EXPENSES	106,335	115,240	115,495	106,187	91,255

(LOSS) INCOME FROM OPERATIONS	(1,615)	(1,461)	(17,656)	15,297	3,709

INTEREST AND OTHER INCOME (EXPENSE), NET (b)	416	(1,663)	757	1,696	2,207

(LOSS) INCOME BEFORE TAXES	(1,199)	(3,124)	(16,899)	16,993	5,916

INCOME TAX (PROVISION) BENEFIT	(568)	110	3,226	(6,858)	(2,598)

NET (LOSS) INCOME	$(1,767)	$(3,014)	$(13,673)	$10,135	$3,318

(LOSS) EARNINGS PER SHARE
Basic	$(0.18)	$(0.32)	$(1.49)	$1.17	$0.40
Diluted	$(0.18)	$(0.32)	$(1.49)	$1.05	$0.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,571	9,371	9,166	8,664	8,343
Diluted	9,571	9,371	9,166	9,618	9,308

(a)	Service revenue and cost of sales are combined in product revenue and cost of sales for the years ended December 31, 2004 and 2003 since the Company does not have the ability to conform to the current definitions of the service segment for those periods.

(b)	Certain prior year amounts were reclassified to conform to the current year presentation including financial services transactions and distribution and purchasing costs. These reclassifications have no impact on net loss.

Balance Sheet Data:	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)

Working capital	$69,985	$70,197	$60,208	$79,014	$65,306
Total assets	226,667	330,681	345,907	313,908	279,487
Borrowings under credit facility	18,031	30,912	48,014	1,168	12,813
Long-term liabilities, including debt	20,432	33,888	19,072	13,099	5,606
Total liabilities	148,954	253,998	267,740	221,493	201,135
Stockholders’ equity	77,713	76,683	78,167	92,415	78,352

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
GTSI has nearly 25 years of experience in selling IT products and solutions primarily to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and a technology lifecycle management approach.
The IT solutions we offer to our customers have a strong product component, along with a services component on many solutions. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Sun, Cisco, Microsoft, Hewlett Packard, Panasonic and Network Appliance. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions provided to our customers.
In 2007, we accelerated our realignment around solutions providing us with the greatest opportunity for sustained return on investment. We directed our attention to government solutions, including unified communications, network security, mobile evidence capture, storage consolidation, and server consolidation.
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
As discussed in more detail below:
•	Our sales decreased approximately $139.5 million, or 16.2%, from 2006 to 2007;

•	Gross margin decreased $9.1 million however gross margin as a percentage of sales increased 1.3 percentage points from 2006 to 2007;

•	In 2006, we recognized a $5.8 million extinguishment of a liability, in accordance with FAS 140, and changes in estimates related to vendor payable amounts and vendor rebates of $4.0 million and $1.1 million, respectively. These adjustments positively impacted 2006 gross margin and net loss by $10.9 million;

•	2007 expenses were impacted by approximately $1.7 million of consulting fees which we do not anticipate in 2008;

•	2006 expenses were impacted by approximately $9.0 million of one-time charges related to refinancing our debt included in interest and other income, and severance and restatement fees included in selling, general & administrative expenses;

•	Our net loss for the year ended December 31, 2007 was $1.8 million;

•	Cash provided by operations totaled $14.0 million for the year ended December 31, 2007;

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
We continue to evolve as a provider of value-added infrastructure solutions that include both products and services to our government and system integrator customers. We are continually identifying and eliminating certain redundancies within the Company and have terminated activities which have failed to yield adequate profitability, including in 2006 a reduction in workforce totaling over 70 full time positions and realigning functions throughout the Company to increase margin improvement through cost reductions. In 2007, we have been successful in providing technical assistance to support complex, multi-vendor solutions and in priming as well as subcontracting with other service providers. While the larger infrastructure solutions sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. Going forward, we will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable. In addition, we will continue to take other action to create and maintain a profitable company.
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
Financing Receivables
We enter into complex agreements with our customers to provide IT solutions with payment terms generally spread over a two to four year period. Usually we monetize these future revenue streams by selling such receivables to third party financial institutions. We have master service agreements with multiple lenders each with varying terms. These agreements, as well as the individual transaction agreements, require significant analysis to determine whether the transfer of the receivable should be accounted for as a sale or a secured borrowing with pledge of collateral based on Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“FAS”) No. 140, Accounting for Transfer Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”) criteria that requires GTSI to effectively surrender control over the asset. The technical accounting and legal requirements involved are complex and subject to interpretation. Significant judgment is required to determine whether we have effectively surrendered control over the asset. If certain criteria are met and control is surrendered, the transaction is recorded as financing revenue and associated expenses as cost of sales. If the transfer does not meet the criteria for a sale, the transaction is reported as a secured borrowing with pledge of collateral. The collateral remains on our balance sheet and revenues and cost of sales are recognized over the term of the agreement. Differing conclusions in these statements could impact total assets, total liabilities, interest expense and earnings (loss) per share on our consolidated financial statements.
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
During the year ended December 31, 2005, our Board of Directors approved the acceleration of the vesting of unvested stock options with an exercise price higher than $8.09, the market value on the date of the acceleration, previously awarded to employees, officers and directors under GTSI’s stock option plans. This action affected unvested options to purchase an aggregate of 515 thousand shares of common stock at exercise prices per share between $8.23 and $13.67. The vesting of these options was accelerated to avoid recognizing compensation expense in future financial statements upon the adoption of FAS 123R. As of December 31, 2007, there was $9.2 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.6 million related to stock options, $3.2 million related to restricted stock awards, and $4.4 million related to SARs. The cost for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 2.5 years, 4.0 years, and 4.1 years, respectively.
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
Bids and Proposals
In accordance to Staff Accounting Bulletin reference to FSB Technical Bulletin No. 90-1, we amortize costs that are directly related to the acquisition of a long-term contract and that would have not been incurred but for the acquisition of that contract (incremental direct acquisition costs). As long-term contracts are awarded the related up-front incentive costs, which are specific incremental costs associated with the acquisition of long-term contracts, are recorded as prepaid/deferred assets and amortized over the term of the contract or five years, whichever is shorter.
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

Historical Results of Operations
The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of sales	85.5%	86.8%	89.0%

Gross margin	14.5%	13.2%	11.0%
Operating expenses:
Selling, general, and administrative	14.7%	13.4%	12.9%
Impairment charge	—	—	0.1%

Total operating expenses	14.7%	13.4%	13.0%

Loss from operations	(0.2)%	(0.2)%	(2.0)%
Interest and other income, net	0.1%	(0.2)%	0.1%

Loss before taxes	(0.1)%	(0.4)%	(1.9)%
Income tax benefit (provision)	(0.1)%	—	0.4%

Net loss	(0.2)%	(0.4)%	(1.5)%

The following table indicates, for the years ended December 31, the approximate sales by vendor and product category along with related percentages of total sales (dollars in millions):

	2007		2006		2005
Cisco	$136.8	18.9%	$163.5	18.9%	$115.1	13.0%
HP	105.4	14.6%	78.2	9.1%	85.9	9.7%
Panasonic	104.6	14.5%	170.9	19.8%	179.7	20.3%
Sun Microsystems	90.2	12.5%	73.8	8.6%	102.7	11.6%
Microsoft	59.0	8.2%	28.3	3.3%	27.0	3.0%
Others, net of reserves and adjustments	227.5	31.3%	348.3	40.4%	376.8	42.5%

Total	$723.5	100.0%	$863.0	100.0%	$887.2	100.0%

	2007		2006		2005
Hardware	$530.0	73.3%	$649.7	75.3%	$687.3	77.5%
Software	111.6	15.4%	130.2	15.1%	130.8	14.7%
Services	59.7	8.3%	70.3	8.1%	64.0	7.2%
Financing	22.2	3.0%	12.8	1.5%	5.1	0.6%

Total	$723.5	100.0%	$863.0	100.0%	$887.2	100.0%

Note:
Certain prior year amounts were reclassified including financial services transactions and reclassifications between Hardware, Software, and Services to conform to the current year presentation.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
Sales
Total sales, consisting of product, service and financing revenue, decreased $139.5 million, or 16.2%, from $863.0 million in 2006 to $723.5 million in 2007. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and maintenance on the related software. Product sales decreased $138.3 million, or 17.7%, from $779.9 million in 2006 to $641.6 million in 2007. The decrease in sales is consistent with the trends we experienced during 2006 where our continued focus was on a smaller number of higher margin sales, which led to a decline in total sales. Lower hardware and software sales are attributable to the Federal Government’s Continuing Resolution of the Federal Funding Bill and its impact on small orders; and the Company’s decision to no longer pursue low margin orders.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; as detailed in Note 1, we net revenues where we are not the primary obligor, we netted approximately $72.7 million and $84.9 million in 2006 and 2007, respectively. Sales decreased $10.6 million, or 15.1%, from $70.3 million in 2006 to $59.7 million in 2007. This decrease is due to additional netting and some 2007 projects taking longer than expected to convert to earned revenue. Despite the decrease in service revenue, the percent of total revenue increased from 8.1% in 2006 to 8.3% in 2007.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FAS 140 and the sale of previously leased equipment. Financing revenue increased $9.4 million, or 74.0%, from $12.8 million in 2006 to $22.2 million in 2007; mostly due to increased sales in previously leased equipment of $11.5 million and leases sold that were properly securitized increased $0.8 million; increases were offset by decreased revenues of $2.9 million in amortization of interest for in-house lease and leases that did not meet the sales criteria under FAS140.
Although we offer our customers access to products from hundreds of vendors, 68.6% of our total sales in 2007 were products from our top five vendors, Cisco was our top vendor in 2007 with sales of $136.8 million. Sales from our top five vendors decreased by $18.7 million, or 3.6%; however, as a percent of total sales the top five vendors increased 9 percentage points to 68.6% from 59.6%. The higher percentage of sales with our top five vendors reflects our continued focused vendor strategy.
Sales from HP, Sun Microsystems and Microsoft increased by $27.2 million, $16.4 million and $30.7 million, respectively year over year. Sales of Cisco and Panasonic decreased by $26.7 million and $66.3 million, respectively year over year. Our sixth and seventh largest vendors in 2007 were Network Appliance and Dell, sales totaled $29.4 million and $27.5 million, respectively in 2007, compared to $18.3 million and $13.2 million, respectively in 2006.
Gross Margin
Total gross margin, consisting of product, service and financing revenue, decreased $9.1 million, or 8.0%, from $113.8 million in 2006 to $104.7 million in 2007. As a percentage of total sales, gross margin increased 1.3 percentage points from 13.2% in 2006 to 14.5% in 2007. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $3.4 million, or 4.6%, from $74.4 million in 2006 to $71.0 million in 2007; however product gross margin as a percentage of sales increased 1.6 percentage points to 11.1% for 2007. During the year ended December 31, 2006, product gross margin was positively impacted by the extinguishment of a vendor liability for $5.8 million, in accordance with FAS 140, as well as a change of $4.0 million for a change in estimate of amounts payable to vendors and $1.1 million for a change in estimate related to vendor rebates. As a result of these items, product gross margin for the year ended December 31, 2006 was $10.9 million higher. The increase in gross margin percentage highlights our continued vendor strategy of focusing on our strategic partners, and our continued focus on a smaller number of higher margin sales.
Service gross margin decreased $10.6 million, or 33.2%, from $32.0 million in 2006 to $21.4 million in 2007, due to the decreases in margin for third party services. Service gross margin as a percentage of sales decreased 9.7% to 35.8% for 2007 from 45.6% in 2006.
Gross margin on financing revenue increased $5.0 million, or 68.2%, from $7.4 million in 2006 to $12.4 million in 2007, due to the increase in lease transactions of previously leased equipment. Gross margin as a percentage of sales decreased 1.9% to 55.5% in 2007 from 57.5% in 2006, the decrease is mainly attributed to lower margin sales of previously leased equipment.

Selling, General & Administrative Expenses (“SG&A”)
SG&A expenses for 2006 decreased $8.9 million, or 7.7% as compared to the prior year. SG&A expenses as a percentage of sales increased to 14.7% for 2007 from 13.4% in the prior year. The decrease in expenses was mostly due to lower personnel costs of $4.1 million and lower consulting costs of $2.2 million. The decrease in personnel costs is mainly attributed to the reduction in employee headcount which resulted in a $0.8 million decrease; lower margins resulted in a decrease of incentive and commission compensation expense of $3.8 million. Lower consulting costs were attributed to the one-time restatement related costs in 2006, partially offset by remediation efforts in 2007.
Interest Income (Expense) and Other Income, Net
Interest income, net, for 2007 was $0.4 million compared to interest expense, net, of $1.7 million in the prior year, an increase in income of $2.1 million. Equity income related to our equity investments in Eyak Technology, LLC and EG Solutions increased $2.9 million in 2007 compared with prior year. Interest income and other income decreased $1.2 million as compared with prior year due to a decrease of $0.9 million in 2007 related to purchase discounts. Interest expense was $0.5 million lower in 2007 due to lower debt levels.
Income Taxes
We recorded a tax provision of $0.6 million in 2007 as compared to a tax benefit of $0.1 million in 2006. The tax provision recorded during 2007 resulted from federal alternative minimum tax and state taxes on current year taxable income and a change in the tax reserve under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The tax benefit recorded during 2006 resulted from the release of a tax contingency reserve that is no longer probable due to the expiration of the statute of limitations. We have provided a valuation allowance against the full amount of the net deferred tax assets due to management’s opinion that it is more likely than not that the deferred tax assets will not be realized.
Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
Sales
Total sales, consisting of product, service and financing revenue, decreased $24.2 million, or 2.7%, from $887.2 million in 2005 to $863.0 million in 2006. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and maintenance on the related software. Product sales decreased $38.1 million, or 4.7%, from $818.0 million in 2005 to $779.9 million in 2006. The decrease in sales is primarily due to weak performance and staff turnover early in 2006 associated with certain sales teams, resulting in lower than expected bookings.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; as detailed in Note 1, we net revenues where we are not the primary obligor, we netted approximately $53.6 million and $72.7 million in 2005 and 2006 respectively. Sales increased $6.3 million, or 9.8%, from $64.0 million in 2005 to $70.3 million in 2006. The overall increase in service revenues is attributable to the Company’s focus in the services business. Further, service revenues as a percent of total revenue increased from 7.2% in 2005 to 8.1% in 2006.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized and have not met the sale criteria under FAS 140 and the sale of previously leased equipment. Financing revenue increased $7.7 million, or 148.6%, from $5.1 million in 2005 to $12.8 million in 2006; mostly due to increased sales of $4.1 million in in-house leases and leases that did not meet the sales criteria under FAS 140 and increased sales of $3.6 million of leases sold that were properly securitized.
Although we offer our customers access to products from hundreds of vendors, 59.6% of our total sales in 2006 were products from our top five vendors, and Panasonic was our top vendor in 2006 with sales of $170.9 million. Sales from our top five vendors increased by $4.3 million, or 0.8%; however as a percent of total sales the top five vendors increase 2.5 percentage points to 59.6% from 57.1%. The higher percentage of sales to our top five vendors reflects our continued focused vendor strategy.

Sales from Cisco and Microsoft increased by $48.4 million and $1.3 million, respectively year over year. Sales of Sun Microsystems, Panasonic and HP decreased by $28.9 million, $8.8 million and $7.7 million, respectively year over year. Our sixth and seventh largest vendors in 2006 were Network Appliance and Dell, sales totaled $18.3 million and $13.2 million, respectively in 2006, compared to $30.8 million and $21.5 million, respectively in 2005.
Gross Margin
Total gross margin, consisting of product, service and financing revenue, increased $16.0 million, or 16.3%, from $97.8 million in 2005 to $113.8 million in 2006. As a percentage of total revenue, gross margin increased 2.2 percentage points from 11.0% in 2005 to 13.2% in 2006. The gross margin activity of each of the three product lines are discussed below.
Product gross margin increased $12.4 million during 2006 as compared to the prior year and product gross margin as a percentage of sales increased 2.0 percentage points to 9.5% for 2006. During the year ended December 31, 2006, product gross margin was positively impacted by the extinguishment of a vendor liability for $5.8 million, in accordance with FAS 140, as well as a change in estimate related to vendor rebates of $1.1 million. Product gross margin was positively impacted in 2006 and 2005 by $4.0 million and $1.6 million, respectively, for a change in estimate of amounts payable to vendors. Product gross margin was also negatively impacted in 2005 by a $5.6 million charge for excess and obsolete inventory. As a result of these items, product gross margin for the years ended December 31, 2006 and 2005 were $10.9 million higher and $4.0 million lower, respectively.
Service gross margin decreased $1.0 million, or 3.0%, from $33.0 million in 2005 to $32.0 million in 2006; the decrease is due to lower margins on third party services.
Gross margin on financing revenue increased $4.5 million, or 153.9%, from $2.9 million in 2005 to $7.4 million in 2006 due to higher margins on all our financial services offerings.
Selling, General & Administrative Expenses (“SG&A”)
SG&A expenses for 2006 decreased $0.3 million, or 0.2% as compared to the prior year. SG&A expenses as a percentage of sales increased to 13.4% for 2006 from 13.0% in the prior year. SG&A decreases resulted from reductions in workforce, as a result of our initiative to exit failing or non-strategic activities, and included over 70 full time positions. Reductions in workforce resulted in a $5.3 million decrease in net salary expense in 2006, including a $2.1 million decrease in gross salary expense and a $3.3 million increase in salaries allocated to billable labor. Reductions in workforce also resulted in a $1.0 million decrease in training expense.
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
Interest Income (Expense) and Other Income, Net
Interest expense for 2006 was $1.7 million compared to interest income of $0.8 million in the prior year, or an increase of $2.5 million. Interest expense increased $4.0 million due to increased fees, higher borrowings, and a higher interest rate under our Credit Facility in 2006 compared to the prior year. These increases were partially offset by higher equity income and purchase discounts in 2006. Equity income from unconsolidated investments increased by $0.9 million in 2006 as compared with the prior year, due to net income growth from Eyak Technology, LLC, an equity investment.

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

	2007 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4	Total
Sales — As Previously Reported	$144.1	$153.6	$182.4	$224.5	$704.6
Reclassification (a)	2.3	3.6	13.0	—	18.9

Sales — As Revised	$146.4	$157.2	$195.4	$224.5	$723.5

Cost of sales — As Previously Reported	124.7	133.0	155.4	194.1	607.2
Reclassification (a)	1.7	1.6	8.2	—	11.5

Cost of sales — As Revised	$126.4	$134.6	$163.6	$194.1	$618.7

Gross margin — As Previously Reported	$19.4	$20.7	$27.0	$30.3	$97.4
Gross margin — As Revised	$20.0	$22.6	$31.8	$30.3	$104.7

Selling, general & administrative expenses — As Previously Reported	27.1	26.3	28.6	27.1	109.1
Reclassification (a)	(0.9)	(0.9)	(1.0)	—	(2.8)

Selling, general & administrative expenses — As Revised	$26.2	$25.4	$27.6	$27.1	$106.3

(Loss) income from operations - As Previously Reported	$(7.7)	$(5.6)	$(1.6)	$3.2	$(11.7)
(Loss) income from operations - As Revised	$(6.2)	$(2.8)	$4.2	$3.2	$(1.6)

Interest and other (expense) income, net — As Previously Reported	0.8	2.2	7.1	$0.3	10.4
Reclassification (a)	(1.5)	(2.8)	(5.7)	—	(10.0)

Interest and other (expense) income, net — As Revised	$(0.7)	$(0.6)	$1.4	$0.3	$0.4

(Loss) income before taxes	$(6.9)	$(3.4)	$5.6	$3.5	$(1.2)
Income tax provision	—	(0.2)	(0.1)	(0.3)	(0.6)

Net (loss) income	$(6.9)	$(3.6)	$5.5	$3.2	$(1.8)

Basic (loss) earnings per share	$(0.73)	$(0.38)	$0.57	$0.34	$(0.18)
Diluted (loss) earnings per share	$(0.73)	$(0.38)	$0.55	$0.33	$(0.18)

(a)	The Company records financial services transactions as financing revenue, which includes the sale of leases to third-party financial companies, and interest income from leases and related receivables, and the associated expenses as financing cost of sales. Amounts in prior periods, which were reported as lease related income and interest expense, were reclassified to conform to the current year presentation. Also, distribution and purchasing costs have been reclassified from selling, general and administrative expenses to cost of sales for all periods presented.

	2006 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4	Total
Sales — As Previously Reported	$148.3	$180.9	$241.6	$279.4	$850.2
Reclassification (a)	2.7	3.1	1.9	5.1	12.8

Sales — As Revised	$151.0	$184.0	$243.5	$284.5	$863.0

Cost of sales — As Previously Reported	130.0	154.4	215.7	239.2	739.3
Reclassification (a)	2.2	2.2	2.1	3.4	9.8

Cost of sales — As Revised	$132.2	$156.6	$217.8	$242.6	$749.2

Gross margin — As Previously Reported (b) (c)	$18.3	$26.5	$25.9	$40.2 (b)	$110.9
Gross margin — As Revised	$18.8	$27.4	$25.7	$41.9	$113.8

Selling, general & administrative expenses — As Previously Reported	29.6	27.1	30.2	32.8	119.7
Reclassification (a)	(1.2)	(1.1)	(1.2)	(1.0)	(4.5)

Selling, general & administrative expenses — As Revised	$28.4	$26.0	$29.0	$31.8	$115.2

(Loss) income from operations - As Previously Reported	$(11.3)	$(0.6)	$(4.3)	$7.4	$(8.8)
(Loss) income from operations - As Revised	$(9.6)	$1.4	$(3.3)	$10.1	$(1.4)

Interest and other (expense) income, net — As Previously Reported	1.3	1.5	0.8	2.1	5.7
Reclassification (a)	(1.7)	(2.0)	(1.0)	(2.7)	(7.4)

Interest and other (expense) income, net — As Revised	$(0.4)	$(0.5)	$(0.2)	$(0.6)	$(1.7)

(Loss) income before taxes	$(10.0)	$0.9	$(3.5)	$9.5	$(3.1)
Income tax benefit	—	—	0.1	—	0.1

Net (loss) income (b) (c)	$(10.0)	$0.9	$(3.4)	$9.5 (b)	$(3.0)

Basic (loss) earnings per share	$(1.08)	$0.10	$(0.36)	$1.01	$(0.32)
Diluted (loss) earnings per share	$(1.08)	$0.10	$(0.36)	$0.98	$(0.32)

(a)	The Company records financial services transactions as financing revenue, which includes the sale of leases to third-party financial companies, and interest income from leases and related receivables, and the associated expenses as financing cost of sales. Amounts in prior periods, which were reported as lease related income and interest expense, were reclassified to conform to the current year presentation. Also, distribution and purchasing costs have been reclassified from selling, general and administrative expenses to cost of sales for all periods presented.

(b)	Gross margin and net income for the quarter ended December 31, 2006 were positively impacted by extinguishment of a liability for $5.8 million in accordance with FAS 140 ($0.62 and $0.61 per basic and diluted share) and changes in vendor rebates of $1.1 million ($0.12 and $0.11 per basic and diluted share).

(c)	Gross margin and net (loss) income was positively impacted by $1.1 million in Q1, or $0.12 per basic and diluted share; $2.5 million in Q2, or $0.26 per basic and diluted share; and $0.4 million in Q4, or $0.04 per basic and diluted share, by changes in management’s estimate of the amount payable for items purchased.

The Company’s tax benefit (provision) was determined on a quarterly basis for the years ended December 31, 2007 and 2006 using the overall annual effective rate pursuant to APB No. 28, Interim Financial Reporting. GTSI’s income tax benefit in 2006 is due to the release of a tax contingency reserve that is no longer probable; we have provided a valuation allowance against the full amount of the net deferred tax assets as of December 31, 2007.
Liquidity and Capital Resources
Cash flows for the year ended December 31,

	2007	2006	Change
	(in millions)
Cash provided by (used in) operating activities	$14.0	$(16.5)	$30.5
Cash used in investing activities	$(1.7)	$(3.6)	$1.9
Cash (used in) provided by financing activities	$(12.2)	$20.8	$33.0
Cash provided by operating activities for the year ended December 31, 2007 was $14.0 million, an increase of $30.5 million from 2006. This increase was primarily due to the decrease in accounts receivable, merchandise inventories and other assets, partially offset by the decrease in accounts payable and accrued liabilities. During 2007, we experience decreased working capital needs, compared to 2006, as a result of better inventory management and trade receivable collection efforts.
Cash used in investing activities for the year ended December 31, 2007 was $1.7 million, a decrease of $1.9 million from 2006. This decrease was due to lower purchases of depreciable assets.
Cash used in financing activities for the year ended December 31, 2007 was $12.2 million, an increase of $33.0 million from 2006. This increase was due principally to net repayments of $12.9 million under our revolving Credit Facility in 2007 and in 2006 proceeds from financed lease debt of $28.5 million and proceeds from the term loan of $10.0 million.
Credit Facility and Term Loan
During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility replaced GTSI’s former credit facility which expired on May 31, 2006.
The Credit Facility provides access to capital through June 2, 2010 with borrowings backed by substantially all of the assets of the Company. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the prime rate plus 0.25% plus margin. Available credit under the Credit Facility as of December 31, 2007 and 2006 were $44.4 million and $30.1 million, respectively.
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
Capital Resources and Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. During 2007, we experienced improved working capital as a result of our continued execution of our strategy to exit certain types of lower margin businesses. We relied upon our cash provided by operating activities, vendor credit and borrowings under our Credit Facility to fund our operations. We anticipate that we will continue to rely upon these sources to finance our operating cash needs during the majority of 2008. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations.

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our credit facility to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations. The Credit Agreement imposes financial and reporting covenants on the Company. During 2007, the Company signed one amendment to the credit agreement to change the reporting requirements and the minimum EBITDA covenants and another amendment to increase the allowed payments the Company is permitted to make under commercial leases or lease payments. The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2007.
While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Credit Agreement, including the minimum EBITDA covenant there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
Financed lease debt decreased from $35.3 million at December 31, 2006 to $17.6 million at December 31, 2007, bearing weighted average interest rates of 7.11% and 7.32%, respectively. These secured borrowings will be funded from the financing receivables of $40.1 million and $19.3 million as of December 31, 2006 and 2007, respectively.
During 2007 and 2006, we made capital expenditures of $2.3 million and $3.6 million, respectively, principally for capitalized costs associated with the implementation of GEMS and the purchase of computer software for internal use.
Contractual Obligations

		Less Than 1			More than
In millions of dollars	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$46.2	$3.0	$7.4	8.4	$27.4
Borrowings under Credit Facility	24.5	24.5	—	—	—
Long-term debt	13.6	1.3	2.3	10.0	—
Financed lease debt	17.6	8.5	9.1	—	—

Total contractual obligations	$101.9	$37.3	$18.8	$18.4	$27.4

On February 15, 2006, the Company entered into a transition agreement with its former Chief Executive Officer (the “Transition Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the next 18 months, as well as reimbursement for certain benefits and legal fees. As a result, the Company recorded severance expense of $1.2 million in selling, general & administrative expenses during 2006. The balance of the severance liability related to these severance payments, which is included in accrued liabilities, is $0 and $644 thousand as of December 31, 2007 and 2006, respectively.
On February 16, 2006, GTSI entered into an employment agreement with the Company’s President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment or a change in control. In addition, GTSI has change in control agreements with 18 additional executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As December 31, 2007, no accruals have been recorded for these agreements.
The Company was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $150 thousand at December 31, 2007 and 2006, as a security deposit for all tenant improvements associated with the lease. Additionally, the Company provided a letter of credit in the amount of $2.1 million for the new office space leased in December 2007.

As of December 31, 2007 and 2006, the Company had an outstanding letter of credit, scheduled to expire in June 2008, in the amount of $4.6 million to guarantee the performance by the Company of its obligations under customer contracts. The Company also had an outstanding letter of credit in the amount of $0.5 million to one customer that expired December 31, 2007.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Regulations S-K, Item 303, paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncements
In September 2006, the FASB issued FASB No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
Effective January 1, 2007, the Company adopted FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48, the Company recognized an increase to liabilities to the beginning balance of retained earnings on the Consolidated Balance Sheet. See Note 12 of the consolidated financial statements in Item 8 of this Form 10-K for further discussion.
In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which is effective for fiscal years beginning after November 15, 2007, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS 160 on its financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus 0.25% plus margin as of December 31, 2007. GTSI also had a Term Loan of $10 million indexed at Prime plus 5.25% as of December 31, 2007. The Credit Facility and Term Loan expose us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our Credit Facility and Term Loan. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of December 31, 2007, the effect of a 5% increase in interest rates would have resulted in additional interest expense during 2007 of $0.4 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. As of December 31, 2007 and 2006 we had $32.7 million and $52.6 million, respectively, of variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts in Note 4 as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $9.1 million and $18.8 million at December 31, 2007 and 2006, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Shareholders of GTSI Corp.:
In our opinion, based on our audit and the report of other auditors, the accompanying consolidated balance sheet and the related statements of operations, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of GTSI Corp. and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audit. We did not audit the financial statements of Eyak Technology, LLC, an investment accounted for under the equity method, which GTSI Corp. reported assets of of $2.9 million reflected in Equity Investment in Affiliate as of December 31, 2007 and earnings of $3.8 million reflected in Equity Income from Affiliates for the year then ended. The financial statements of Eyak Technology, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Eyak Technology, LLC., is based solely on the report of the other auditors. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 12, 2008

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Eyak Technology, LLC
Dulles, Virginia
We have audited the accompanying Consolidated Balance Sheet of Eyak Technology, LLC and Subsidiary as of December 31, 2007, and the related Consolidated Statements of Income, Members’ Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyak Technology, LLC and Subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Aronson & Company
Rockville, Maryland
March 10, 2008

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of GTSI Corp.:
We have audited the accompanying balance sheet of GTSI Corp. as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2006 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTSI Corp. at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.
/s/ ERNST & YOUNG LLP
McLean, Virginia
March 30, 2007

GTSI CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$829	$705
Accounts receivable, net	165,317	222,072
Inventory	21,577	35,691
Deferred costs	5,615	22,188
Other current assets	5,169	9,651

Total current assets	198,507	290,307
Depreciable assets, net	12,158	13,627
Long-term receivables and other assets	16,002	26,747

Total assets	$226,667	$330,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$18,031	$30,912
Accounts payable	84,715	142,217
Financed lease debt, current portion	8,509	16,546
Accrued liabilities	14,725	23,194
Deferred revenue	2,542	7,241

Total current liablilites	128,522	220,110
Long-term debt	10,000	10,000
Long-term financed lease debt	9,068	18,758
Other liabilities	1,364	5,130

Total liabilities	148,954	253,998

Commitments and contingencies (See Note 14)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,183,251 issued and 9,700,850 outstanding at December 31, 2007; and 9,806,084 issued and 9,512,019 outstanding at December 31, 2006	49	49
Capital in excess of par value	47,097	45,110
Retained earnings	31,634	33,717
Treasury stock, 139,994 shares at December 31, 2007 and 294,065 shares at December 31, 2006, at cost	(1,067)	(2,193)

Total stockholders’ equity	77,713	76,683

Total liabilities and stockholders’ equity	$226,667	$330,681

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
SALES
Product	$641,560	$779,896	$818,018
Service	59,658	70,293	63,994
Financing	22,247	12,788	5,143

	723,465	862,977	887,155

COST OF SALES
Product	570,580	705,498	756,050
Service	38,276	38,261	31,017
Financing	9,889	5,439	2,249

	618,745	749,198	789,316

GROSS MARGIN	104,720	113,779	97,839

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	106,335	115,240	114,514

IMPAIRMENT LOSS	—	—	981

TOTAL OPERATING EXPENSES	106,335	115,240	115,495

LOSS FROM OPERATIONS	(1,615)	(1,461)	(17,656)

INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income	1,191	2,437	1,730
Equity income from affiliates	3,802	930	48
Interest expense	(4,577)	(5,030)	(1,021)

Interest and other income (expense), net	416	(1,663)	757

LOSS BEFORE INCOME TAXES	(1,199)	(3,124)	(16,899)

INCOME TAX (PROVISION) BENEFIT	(568)	110	3,226

NET LOSS	$(1,767)	$(3,014)	$(13,673)

LOSS PER SHARE
Basic	$(0.18)	$(0.32)	$(1.49)

Diluted	$(0.18)	$(0.32)	$(1.49)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,571	9,371	9,166

Diluted	9,571	9,371	9,166

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Common Stock		Capital in			Total
	Shares		Excess of	Retained	Treasury	Stockholders’
	Outstanding	Amount	Par Value	Earnings	Stock	Equity
Balance, December 31, 2004	8,988	$49	$47,047	$50,404	$(5,085)	$92,415
Common stock issued	880	—	(2,125)	—	5,900	3,775
Common stock purchased	(610)	—	—	—	(4,874)	(4,874)
Stock-based compensation	—	—	33	—	—	33
Restricted stock issued	50	—	(189)	—	342	153

Tax benefit of stock options exercised	—	—	338	—	—	338
Net loss	—	—	—	(13,673)	—	(13,673)

Balance, December 31, 2005	9,308	49	45,104	36,731	(3,717)	78,167

Common stock issued	157	—	(1,018)	—	1,175	157
Stock-based compensation	—	—	1,146	—	—	1,146
Restricted stock issued	47	—	(122)	—	349	227
Net loss	—	—	—	(3,014)	—	(3,014)

Balance, December 31, 2006	9,512	49	45,110	33,717	(2,193)	76,683

FIN 48 adoption	—	—	—	(316)	—	(316)
Common stock issued	189	0	161	—	1,126	1,287
Stock-based compensation	—	—	1,832	—	—	1,832
Tax provision of stock options exercised	—	—	(6)	—	—	(6)
Net loss	—	—	—	(1,767)	—	(1,767)

Balance, December 31, 2007	9,701	$49	$47,097	$31,634	$(1,067)	$77,713

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,767)	$(3,014)	$(13,673)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,807	3,737	4,250
Impairment charge	—	—	981
Stock based compensation	1,832	1,373	186
Tax benefit of stock options exercised	—	—	338
Deferred taxes	(6)	—	(441)
Reversal of vendor payables	—	5,822	—
FIN 48 adoption	(138)	—	—
Changes in operating assets and liabilities:
Accounts receivable	39,028	(30,137)	(50,797)
Inventory	14,114	21,128	(15,001)
Other assets	31,709	(8,853)	(12,074)
Accounts payable	(57,502)	(15,600)	(19,813)
Accrued liabilities	(8,468)	5,742	1,747
Other liabilities	(8,642)	3,275	(5,210)

Net cash provided by (used in) operating activities	13,967	(16,527)	(109,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(2,338)	(3,638)	(3,688)
Sale of equity investment	660	—	—

Net cash used in investing activities	(1,678)	(3,638)	(3,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) borrowings under credit facility	(12,882)	(17,102)	46,846
Payment of deferred financing costs	(570)	(668)	—
Proceeds from financed lease debt	—	28,456	67,089
Proceeds from long-term debt	—	10,000	—
Common stock purchases	—	—	(4,874)
Proceeds from common stock issued	1,287	157	3,774

Net cash (used in) provided by financing activities	(12,165)	20,843	112,835

NET INCREASE (DECREASE) IN CASH	124	678	(360)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	705	27	387

CASH AND CASH EQUIVALENTS AT END OF YEAR	$829	$705	$27

CASH PAID DURING THE YEAR FOR:
Interest	$2,579	$3,520	$823
Income taxes	$92	$43	$667
The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005
1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. Nature of Business
GTSI Corp. (collectively with its subsidiaries, “GTSI” or the “Company”) is an IT hardware and solutions provider, focusing predominantly on U.S. federal, state, and local government customers and to prime contractors who are working directly on government contracts. GTSI solves government technology challenges with industry-leading solutions, a powerful collection of contracts, dedicated teams of certified experts, flexible financing options, and ISO 9001:2000 registered global integration and distribution.
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
The Company currently relies on a $135 million Credit Agreement with a group of banks as our primary vehicle to finance operations. The Credit Agreement imposes financial and reporting covenants on the Company, including the meeting of a minimum EBITDA. During 2007, the Company signed one amendment to the Credit Agreement to change the reporting requirements and the minimum EBITDA covenants and another amendment to increase the allowed payments the Company is permitted to make under leases or lease payments. The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2007.
While the Company believes that it will remain in compliance with all of the financial and reporting covenants under the Credit Agreement, including the minimum EBITDA covenant, there can be no assurance that it will do so. A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, the Company would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
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
In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company’s standard shipping terms, FOB destination, title passes upon delivery of the products to the customer. However, occasionally GTSI’s customers will request bill-and-hold transactions in situations where the customer does not have space available to receive products or is not able to immediately take possession of products for other reasons, in which case GTSI will store the purchased equipment in its distribution center. Under SAB 104, the Company only recognizes revenue for bill-and-hold transactions when the goods are complete and ready for shipment, title and risk of loss have passed to the customer, management receives a written request from the customer for bill-and-hold treatment, and the ordered goods are segregated in GTSI’s warehouse from other inventory and cannot be used to fulfill other customer orders.
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
GTSI offers rights of return to its customers on the products it sells. In accordance with FAS No. 48, Revenue Recognition When Right of Return Exists, the Company records a sales return allowance based on historical trends in product return rates, when such returns became material. The allowance for future sales returns as of December 31, 2007 and December 31, 2006 was $4.0 million and $6.3 million, respectively, and was recorded as a reduction of accounts receivable, net. The estimated cost of sales of $3.6 million and $5.7 million related to these sales were also deferred and recorded on the consolidated balance sheet as of December 31, 2007 and December 31, 2006, respectively, as deferred costs.
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
In accordance with EITF Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”), the Company collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations.
In accordance to Staff Accounting Bulletin reference to FSB Technical Bulletin No. 90-1, we amortize costs that are directly related to the acquisition of a long-term contract and that would have not been incurred but for the acquisition of that contract (incremental direct acquisition costs). As long-term contracts are awarded the related up-front incentive costs, which are specific incremental costs associated with the acquisition of long-term contracts, are recorded as prepaid/deferred assets and amortized over the term of the contract or five years, whichever is shorter as a component of selling, general and administrative expenses.
F. Cash
Cash consists of all cash balances held in bank accounts at the end of the year. As of December 31, 2007 and 2006 approximately $3.0 million and $22.1 million, respectively, were included in accounts payable as checks that were issued by the Company but had not cleared its bank accounts. The Credit Facility also considers the Company’s lockbox accounts and all deposited cash contained within to be property of the lender to satisfy the Company’s obligations; therefore these balances were reclassified to offset against borrowings under the Credit Facility. See Note 7 for a further explanation of the Credit Facility.
G. Concentration of Credit Risk
Accounts receivable principally represents amounts collectible from the U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. The Company periodically performs credit evaluations of its non-governmental customers and generally does not require collateral. As of December 31, 2007 and 2006, trade accounts receivable from the U.S. Federal Government were $76.0 million and $124.4 million, respectively. Of these balances, trade receivables from the Department of Defense accounted for 29.4% and 37.0% as of December 31, 2007 and 2006, respectively. No other single U.S. Federal Government department accounted for 10% or more of accounts receivable. Credit losses have been insignificant.
H. Allowance for Doubtful Accounts
The Company’s accounts receivable balances are net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on a specific identification of probable losses and an analysis of historical trade receivable write-offs. These estimates could differ from actual collection experience and are subject to adjustment. Therefore, the valuation reserve is re-evaluated quarterly and adjusted as information about the ultimate collectability of accounts receivable becomes available.

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
K. Accounts Payable
The Company purchases significant amounts of inventory each year and records an estimate of the payable based on the purchases as of the balance sheet date and the historic rate of purchase price variances, which is analyzed and adjusted on a quarterly basis. As invoices are received, the Company records adjustments for purchase price variances. Changes in management’s estimate of the amount payable for items purchased positively impacted gross margin, loss from operations and net loss by $4.0 million, or $0.42 per basic and diluted share, for the year ended December 31, 2006.
During the year ended December 31, 2006 the Company was legally released from certain obligations and, in accordance with FAS 140, recognized extinguishment of a liability for $5.8 million. The impact to GTSI’s financial results was a non-cash increase to gross margin and a reduction of net loss of $5.8 million, or $0.62 per basic and diluted share.
L. Stock-based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, (“FAS 123R”), using the modified-prospective transition method. Under this method, compensation cost recognized in the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior to 2006, the Company applied the intrinsic value method under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) in accounting for its stock option plans. Results for the prior periods have not been restated.
As a result of adopting FAS 123R on January 1, 2006, the Company’s reported loss from operations, loss before income taxes and net loss for the year ended December 31, 2006 were $1.1 million higher, or $0.12 per basic and diluted share, than if it had continued to account for share-based compensation under APB 25. Stock-based compensation expense for the years ended December 31, 2007 and 2006 was $1.8 million and $1.4 million, respectively.
Prior to the adoption of FAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated Statement of Cash Flows. FAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Since there was no tax benefit for stock options during the year ended December 31, 2007 and 2006, there was no impact on the Company’s Statement of Cash Flows for the adoption of FAS 123R.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans for the year ended December 31, 2005, using a Black-Scholes-Merton option-pricing formula: (in thousands, except per share data)

2005
Net loss—as reported	$(13,673)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects for the year ended December 31, 2005	(3,772)

Net loss—pro forma	$(17,445)

Loss per share—as reported
Basic	$(1.49)
Diluted	$(1.49)

Loss per share—pro forma
Basic	$(1.90)
Diluted	$(1.90)
M. Income Taxes
The Company accounts for income taxes in accordance with FAS No. 109, Accounting for Income Taxes (“FAS 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. FAS 109 requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. A full valuation allowance on the net deferred tax asset has been recorded as of December 31, 2007 and 2006.
N. Advertising
The costs of advertising are expensed as incurred.
O. Fair Value of Financial Instruments
At December 31, 2007 and 2006, the recorded values of financial instruments such as trade receivables, accounts payable and Credit Facility borrowings approximated their fair values based on the short-term maturities of these instruments. As of December 31, 2007 and 2006, the Company believes the carrying amount of its current and long-term lease receivables and financed lease debt approximate their fair value. As of December 31, 2007, the Company also believes the carrying amount of its long-term debt approximates fair value because the applicable interest rate is a comparable market rate.
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
Q. New Accounting Pronouncements
In September 2006, the FASB issued FASB No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
Effective January 1, 2007, the Company adopted FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. As a result of the implementation of FIN 48, the Company recognized an increase to liabilities to the beginning balance of retained earnings on the Consolidated Balance Sheet. See Note 12 for further discussion.
In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which is effective for fiscal years beginning after November 15, 2007, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS 160 on its financial position and results of operations.
R. Reclassifications and Adjustments
Certain prior year amounts were reclassified to conform to the current year presentation including financial services transactions and distribution and purchasing costs. These reclassifications have no impact on net loss. The Company records financial services transactions as financing revenue, which includes the sale of leases to third-party financial companies, and interest income from leases and related receivables, and the associated expenses as financing cost of sales. Amounts in prior periods, which were reported as lease related income and interest expense were reclassified to conform to the current year presentation. Also, distribution and purchasing costs have been reclassified from selling, general and administrative expenses to cost of sales for all periods presented. See Note 17 and 18 for further discussion.
During the fourth quarter of 2007, the Company identified certain immaterial errors related to prior quarters that increased income by $0.7 million for the quarter. During 2007, the Company also identified certain immaterial errors related to periods prior to fiscal 2007; the recorded adjustments for these items decreased our loss by $0.4 million for the year ended December 31, 2007. The Company has determined that the impact of these adjustments was not material to the current or any prior period.
2. Accounts Receivable
Accounts receivable consists of the following as of December 31 (in thousands):

	2007	2006
Trade accounts receivable	$136,040	$178,420
Unbilled trade accounts receivable	9,386	14,519
Lease receivables, net	10,437	15,234
Vendor and other financing receivables	14,481	21,793

Total accounts receivable	170,344	229,966
Less: Allowance for doubtful accounts	(1,001)	(1,612)
Sales return allowance	(4,026)	(6,282)

Accounts receivable, net	$165,317	$222,072

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
The Company recognized revenue of $35.6 million, $49.0 million and $65.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, from sales-type lease and related transactions. Other related receivables include long term receivables for items such as maintenance, services and software. As of December 31, 2007, the Company had current and long-term outstanding lease and other receivables of $28.1 million compared with $42.4 million as of December 31, 2006.

Future minimum payments for lease and other related receivables are as follows as of December 31, 2007 (in thousands):

2008	$14,378
2009	7,023
2010	1,630
2011	501
Thereafter	266

Future minimum payments	$23,798

Lease Receivables
The Company’s investments in sales-type lease receivables were as follows as of December 31 (in thousands):

	2007	2006
Future minimum lease payments receivable	$13,558	$26,307
Unguaranteed residual values	4,785	10,516
Unearned income	(2,450)	(6,485)

	$15,893	$30,338

Other Related Receivables
The Company’s investment in other receivables was as follows as of December 31 (in thousands):

	2007	2006
Future minimum payments receivable	$10,240	$14,464
Unearned income	(1,433)	(2,415)

	$8,807	$12,049

4. Transferred Receivables and Financed Lease Debt
During the years ended December 31, 2007 and 2006, receivables of $0 million and $28.5 million, respectively, were transferred to third party financing companies. These amounts are included in cash flows from financing activities in the consolidated statements of cash flows. The financing receivables typically have terms from two to four years and are usually collateralized by a security interest in the underlying assets. Though the Company received cash for the transfer of these receivables, the transfers did not meet the criteria for a sale under FAS 140. As a result, the receivables remain on the Company’s balance sheets and are characterized as financing receivables. As of December 31, 2007 and 2006, such financing receivables were $19.3 million and $40.1 million, respectively which is included in the lease and other related receivables above. The interest income on the these receivables is recognized over the terms of the respective agreements as financing revenues, as a majority of transferred receivables are lease receivables. As payments on these receivables are made by our customers directly to the third party financing companies, the related reduction of these receivables and financed lease debt is a non-cash transaction and excluded from the statement of cash flows. These non-cash items totaled $17.6 million and $34.3 million for the years ended December 31, 2007 and 2006, respectively.
The terms of the financed lease debt, which is backed by the transferred receivables, generally correspond to the terms of the underlying receivables, generally two to four years. The financed lease debt had a weighted average interest rate of 7.32%, 7.11% and 6.83% for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized $1.8 million, $2.5 million and $1.6 million of financing cost of sales associated with the financed lease debt for the years ended December 31, 2007, 2006 and 2005, respectively.

The maturities of the financed lease debt as of December 31, 2007 are as follows (in thousands):

Year
2008	$8,509
2009	6,539
2010	2,529
2011	—
2012	—

Total	$17,577

For the years ended December 31, 2007, 2006 and 2005, the Company transferred lease and other related receivables of $26.0 million, $18.7 million and $7.5 million, respectively, to third party financing companies in transactions that met the sale criteria under FAS 140. These amounts are included in cash flows from operating activities in the consolidated statements of cash flows. For the years ended December 31, 2007 and 2006, the Company derecognized the receivables associated with these transfers and recognized a net gain on these sales in the amount of $3.0 million and $1.7 million, respectively, which is included in sales and cost of sales in gross on the accompanying consolidated statements of operations. Comparative amounts in 2005 were not significant.
5. Inventory
Inventory (composed of finished goods) is valued at the lower of cost or market. Cost is determined using the average cost method. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions. The difficulties arising from the implementation of GTSI Enterprise Management System (“GEMS”) in 2005 distracted personnel from the management of procurement and inventory. That problem was compounded by GEMS issues which resulted in ordering excess inventory. As a result, during the year ended December 31, 2005, the Company recorded an impairment charge of $5.6 million for obsolete and excess inventory, which is included in cost of sales.
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

	2007	2006
Office furniture and equipment	$15,358	$15,482
Purchased software for internal use	12,369	12,784
Internally developed software	15,096	13,312
Leasehold improvements	5,290	5,273

	48,113	46,851
Less accumulated depreciation and amortization	(35,955)	(33,224)

Depreciable assets, net	$12,158	$13,627

Depreciation expense, including amortization of capitalized software development costs, was $3.8 million, $3.7 million and $4.3 million for the years ended 2007, 2006 and 2005, respectively. Amortization of capitalized software development costs was $2.4 million in 2007, $1.9 million in 2006 and $1.6 million in 2005. During 2007 and 2006, the Company capitalized $1.8 million and $2.9 million, respectively, of development costs related to GEMS. In addition, during 2007 and 2006, the Company capitalized $0.3 million and $0.2 million, respectively, for other purchased software for internal use. The total net book value of capitalized software development costs was $10.9 million and $11.3 million as of December 31, 2007 and 2006, respectively.
There were no indicators of impairment under FAS 144 during 2007 and 2006.
7. Credit Facility and Term Loan
During 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility replaced GTSI’s former credit facility, which expired on May 31, 2006. The gross outstanding balance of the Credit Facility as of December 31, 2007 and 2006 was $22.7 million and $42.6 million, respectively, and is included on the accompany balance sheet, net of the Company’s lockbox cash accounts that are accessed by the lenders to pay down the Credit Facility outstanding balance, which was $4.7 million and $11.7 million as of December 31, 2007 and 2006, respectively.
The Credit Facility provides access to capital through June 2, 2010, with borrowings backed by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. The average interest rate for 2007 and 2006 was 8.45% and 8.47%, respectively.

The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. During 2006, the Company signed two amendments to the Credit Facility to change the frequency of disclosure to the lender and the minimum EBITDA required. During 2007, the Company signed one amendment to the credit agreement to change the reporting requirements and the minimum EBITDA covenants and another amendment to increase the allowed payments the Company is permitted to make under commercial leases or lease payments. The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2007. The Company currently relies on its Credit Facility as its primary vehicle to finance its operations. If the Company fails to comply with any material provision or covenant of our credit facility, it would be required to seek a waiver or amendment of covenants. As of December 31, 2007 and 2006, GTSI had remaining available credit under the Credit Facility of $44.4 million and $30.1 million, respectively.
At December 31, 2007, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility and no payments of principal are due until June 2, 2010. The interest rate on the Term Loan is Prime plus 5.25% per annum and is due monthly. The average interest rate for 2007 and 2006 was 13.44% and 13.25%, respectively. This agreement contains a prepayment penalty which is equal to the greater of (i) all interest payable on the Term Loan that would be payable from the Third Amendment Effective Date through the first anniversary of the Third Amendment Effective Date, less interest paid through current or (ii) 1% of the amount prepaid.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of December 31, 2007 and 2006 were $3.7 million and $4.5, respectively.
8. Stockholders’ Equity
Purchase of Capital Stock
During 2007 and 2006, the Company made no repurchases of common stock. During 2005, the Company purchased approximately 610,000 shares of common stock for an aggregate purchase price of $4.9 million. The shares purchased were authorized under a stock purchase plan approved by GTSI’s Board of Directors. In February 2000, the Board of Directors approved a plan for the purchase of common stock with a limit of up to $5.25 million. In 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company’s common stock, provided the per share price did not exceed the market price. During 2005, the Board of Directors approved a $7.3 million increase to the Company’s share repurchase program.
As of December 31, 2007, GTSI had authorization for remaining future repurchases of $5.1 million; however, the Company is restricted under its Credit Agreement from purchasing its stock until 2010. In 2006, common stock purchased for the Company’s treasury was generally reissued for the employee stock purchase plan, restricted stock award grants and upon the exercise of employee stock options. In 2007, the Company began issuing newly registered shares to satisfy the employee stock purchase plan, restricted stock award grants, and exercises of employee stock options.
Stock Incentive Plans
The Company has two stockholder approved combination incentive and non-statutory stock incentive plans: the 1994 Stock Option Plan, as amended (“1994 Plan”), and the Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) which replaced the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”) at last year’s annual shareholder’s meeting. These plans provide for the granting of options to employees (both plans) and non-employee directors (only under the 2007 Plan) to purchase up to 300,000 and 4,500,000 shares, respectively, of the Company’s common stock. The 2007 Plan also permits the grant of restricted stock and restricted stock units to its employees and non-employee directors as well as stock appreciation rights (“SARs”). The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (“1997 Plan”), which provides for the granting of non-statutory stock options to employees (other than officers and directors) to purchase up to 300,000 shares of the Company’s common stock. In addition, GTSI has utilized a vehicle permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to join GTSI (“Capitalization Vehicle”).

Under the 2007, 1997 and 1994 Plans, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. Options issued under the Capitalization Vehicle have a term of seven years, vest over four years and option prices equal the fair market value of the Company’s common stock at the date of grant. The vesting period for restricted stock and restricted stock units is determined by the Compensation Committee on an individual award basis. GTSI recognizes stock-based compensation expense for these graded vesting awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period specified in the option agreement.
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

	2007	2006	2005
Expected volatility	51.6%	49.6%	51.7%
Expected dividends	—	—	—
Expected term (in years)	5.2	4.8	4.0
Risk free interest rate	4.6%	5.0%	4.0%
Stock Options
A summary of option activity under the Company’s stock incentive plans as of December 31, 2007 and changes during the year then ended is presented below (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	2,105	$7.93
Granted	57	$10.45
Exercised	(181)	$6.23
Forfeited	(89)	$7.24
Expired	(110)	$10.19

Outstanding at December 31, 2007	1,782	$8.08	4.18	$3,172

Exercisable at December 31, 2007	991	$8.70	3.28	$1,150

The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $10.45, $7.00 and $8.15, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $0.9 million, $0.6 million and $3.6 million, respectively. Stock compensation expense related to stock option awards was $0.7 million for the year ended December 31, 2007.
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

No tax benefit for the exercise of stock options was recognized during 2007 and 2006. The tax benefit of stock options exercised during 2005 was $0.3 million.
For 2007, 2006 and 2005, the Company recorded charges of less than $0.1 million each year for stock-based compensation granted to non-employees based on the fair value method.
Restricted Shares
During 2007, the Company issued restricted stock grants of 23,331 shares of the Company’s common stock to the non-employee members of the Board, which will vest in April 2008, as well as 347,995 shares of restricted stock to employees, scheduled to vest in equal installments over a period of five years from the grant date. During 2006, the Company issued restricted stock grants of 26,664 shares to the non-employee members of the Board, which will vest in June 2007, as well as 29,667 shares of restricted stock to employees, scheduled to vest on the third, fourth and fifth anniversaries of the grant date in equal installments. During 2005, the Company issued restricted stock grants of 26,664 shares to the non-employee members of the Board, which vested in June 2006, and also issued 23,333 shares of restricted stock to employees, scheduled to vest on the third, fourth and fifth anniversaries of the grant date in equal installments. Compensation is recognized on a straight-line basis over the vesting period of the grants. During 2007, 2006 and 2005, $0.8 million, $0.2 million, and $0.2 million respectively, was recorded as stock compensation expense for restricted stock.
Holders of nonvested restricted stock have similar dividend and voting rights as common shareholders. The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of December 31, 2007, and changes during 2007, is presented below (in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	68	$7.47
Granted	371	$12.14
Vested	(24)	$7.37
Forfeited	(37)	$11.13

Nonvested at December 31, 2007	378	$11.71

Stock Appreciation Rights (“SARs”)
During 2007, there were 918,006 SARs granted as part of the 2007 long term incentive plan. There were no SARs granted in 2006 or 2005. All SARs are to be settled in stock. During 2007, $0.8 million was recorded as stock compensation expense for SARs.
Unrecognized Compensation
As of December 31, 2007, there was $9.2 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.6 million related to stock options, $3.2 million related to restricted stock awards, and $4.4 million related to SARs. The cost for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 2.5 years, 4.0 years, and 4.1 years, respectively. During 2007, approximately 117,288 stock option awards and 24,581 restricted stock awards vested.
Employee Stock Purchase Plan
GTSI has established an Employee Stock Purchase Plan (“ESPP”). Beginning January 1, 2006, eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company at 95% of the fair market value of shares of common stock on the last day of the offering period. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee’s compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 95% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. Prior to January 1, 2006, the ESPP purchase price was 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. No other material changes were made to the plan. The Company uses its treasury shares to fulfill the obligation of both the employee withholding and the discount.

The table below summarizes the number of shares purchased by employees under the ESPP during the offering periods indicated:

	Number of
	shares	Purchase
Offering period ended	purchased	price
December 31, 2007	16,011	$9.37
June 30, 2007	9,392	$12.26
December 31, 2006	13,547	$8.77
June 30, 2006	15,546	$6.13
December 31, 2005	41,605	$5.95
June 30, 2005	35,612	$6.92
The weighted average fair market value of shares under the ESPP was $10.44 in 2007, $7.36 in 2006 and $6.40 in 2005. GTSI has reserved 1,600,000 shares of common stock for the ESPP, of which 685,715 were available for future issuance as of December 31, 2007.
9. Contract Termination Costs
In October 2005 and February 2006 the Company implemented two reductions in workforce to eliminate duplication within the organization and move out of activities which have failed to yield adequate profitability. These actions resulted in excess office space for which the Company recorded a charge during 2006 of $166 thousand for the consolidation of facilities. The remaining $30 thousand current liability at December 31, 2007 represents costs to be incurred in 2008 related to facilities that are sub-leased or anticipated to be sub-leased at rates below the Company’s costs. This charge is included in selling, general & administrative expenses on the accompanying consolidated statement of operations. Although the sublease ends during the first quarter of 2008, the Company continues to actively market the space available in an effort to offset future expenses. Contract termination cost reserve activities as of and for the year ended December 31, 2007 were as follows (in thousands):

Contract termination liability as of December 31, 2006	$122
Less: cash payments	(35)
Less: revision to estimate	(57)

Contract termination liability as of December 31, 2007	$30

10. Related Party Transactions
As part of the Mentor-Protégé Program offered under SBAs 8(a) program, GTSI serves as the official mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $0.4 million investment in Eyak and assumed a 37% ownership of the company. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. At December 31, 2007 and 2006, the investment balance for Eyak was $2.9 million and $1.4 million, respectively, and equity in earnings was $2.3 million and $0.9 million, respectively. The Company recognized sales to Eyak of $3.8 million, $14.4 million and $25.8 million during 2007, 2006 and 2005 and receivables have been recorded by the Company totaling $0.3 million and $5.8 million as of December 31, 2007 and 2006, respectively. GTSI also receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak and fees recognized by the Company during 2007, 2006, 2005 are $1.1 million, $1.5 million, and $1.8 million, respectively, which are included in sales in the accompanying consolidated statements of operations. The amounts due are included in accounts receivable totaling $0.1 million and $0.8 million for the year ended December 31, 2007 and 2006, respectively.

In 2003, Eyak formed a joint venture with GTSI called EG Solutions (“EGS”), which GTSI owned a 49% interest. In 2007, when business operations began, the Company recognized sales to EGS of $28.6 million and receivables have been recorded by the Company totaling $10.7 million as of December 31, 2007. GTSI also receives a fee from EGS based on sales from products sold at cost by GTSI to EGS and fees recognized by the Company during 2007 is $3.1 million, which is included in sales in the accompanying consolidated statements of operations. The amount due is included in accounts receivable totaling $1.7 million for the year ended December 31, 2007. GTSI recorded equity in earnings of $1.5 million in 2007 related to its investment in EGS. On September 30, 2007, GTSI sold its 49% interest in EGS to Eyak for $0.7 million.
Subsequent to September 30, 2007, the Company’s Board of Directors adopted a resolution to pursue possible divestiture of its equity ownership in Eyak. At this time, the Company has not entered into a sales agreement and continues to evaluate its ownership in Eyak. The Company expects proceeds from any such divestiture would exceed the carrying value of our investment in Eyak.
The following table summarizes Eyak’s financial information as of and for the year ended December 31 (in thousands):

	2007	2006	2005
Revenues	$228,585	$91,985	$72,463
Gross margin	$20,368	$12,087	$7,313
Net income	$7,005	$2,513	$129

	2007	2006
Current assets	$89,351	$54,911
Noncurrent assets	$2,632	$423
Current liabilities	$81,846	$51,411
Noncurrent liabilities	$1,584	$114
Member’s equity	$8,553	$3,809
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
In periods of net loss, all diluted shares are considered anti-dilutive and are excluded from the calculation. Antidilutive employee stock options totaling 296 thousand, 285 thousand and 741 thousand; and restricted stock units totaling 20 thousand, 7 thousand and 0 thousand have been excluded for 2007, 2006 and 2005, respectively.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31 (in thousands except per share amounts):

	2007	2006	2005
Basic (loss) earnings per share:
Net (loss) income	$(1,767)	$(3,014)	$(13,673)
Weighted average shares outstanding	9,571	9,371	9,166

Basic (loss) earnings per share	$(0.18)	$(0.32)	$(1.49)

Diluted (loss) earnings per share:
Net (loss) income	$(1,767)	$(3,014)	$(13,673)
Weighted average shares outstanding	9,571	9,371	9,166
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A	N/A

Weighted average shares and equivalents	9,571	9,371	9,166

Diluted (loss) earnings per share	$(0.18)	$(0.32)	$(1.49)

12. Income Taxes
The (provision) benefit for income taxes consists of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current:
Federal	$(445)	$98	$3,197
State	(129)	12	470

	$(574)	$110	$3,667

Deferred:
Federal	$5	$—	$(401)
State	1	—	(40)

	$6	$—	$(441)

Total income tax (provision) benefit	$(568)	$110	$3,226

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and tax credits and the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2007	2006
Deferred tax assets:
Allowance	$440	$737
Inventory reduction of cost basis	320	954
Reserves	930	1,067
Bid and proposal costs	3,109	2,410
Deferred revenue	807	446
Stock compensation	968	392
Sale of receivables	577	928
Net operating losses and tax credits	1,370	693
Other	132	—

Total deferred tax assets	8,653	7,627

Deferred tax liabilities:
Prepaid expenses and other	(253)	(240)
Prepaid Bonuses	(528)	—
Depreciation and amortization	(3,244)	(3,413)

Total deferred tax liabilities	(4,025)	(3,653)

Valuation allowance	(4,628)	(3,974)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance against the full amount of the net deferred tax assets as of December 31, 2007 and December 31, 2006, because in the opinion of management, it is more likely than not that these deferred tax assets will not be realized.
The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate for the years ended December 31:

	2007	2006	2005
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	4.1	(6.2)	(3.1)
Non-deductible meals & entertainment costs	12.8	4.5	1
Non-deductible club dues	1.8	—	—
Non-deductible accrued incentive costs	8.7	3.7	0.4
Other	(2.3)	0.2	(0.6)
Change in the tax contingency reserve	(1.1)	(3.5)	(1.4)
Effectively settled interest expense — IRS Audit	14.4	—	—
Change in valuation allowance	42.9	31.8	18.6

Effective tax rate	47.3%	(3.5)%	(19.1)%

As of December 31, 2007 and 2006, respectively, the Company has NOL carryforwards of approximately $6.5 million and $4.3 million for Federal income tax purposes which will expire through 2026. With the implementation of FAS123R, the amount of the NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOL’s reported in gross deferred tax asset do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock-based compensation. Approximately $3.9 million and $3.0 million of the December 31, 2007 and 2006 NOL carryforward relates to stock-based compensation expense for which subsequently recognized tax benefits will be allocated to capital in excess of par value. The tax deduction benefit from the exercise of stock options of $0, $0, and $0.3 million was recorded to capital in excess of par value for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has an alternative minimum tax credit carryforward of approximately $0.4 million and $0.2 million at December 31, 2007 and 2006, respectively, with no expiration date.
Tax Uncertainties
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. FIN 48 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company recognized an increase to liabilities for uncertain tax positions and interest and penalties totaling $0.3 million through an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Balance Sheet.
GTSI is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2002. The statute for the 2003 tax year is extended through June 30, 2008. The Company recently has completed an IRS audit with respect to its 2003, 2004 and 2005 tax years. Currently, no state income tax returns are under examination.
The Company’s tax reserves relate to state nexus issues, the state impact of IRS audit adjustments for the 2003 through 2005 tax years and a federal carryback of NOL from 2006. With each year the Company’s tax exposure rolls forward with incremental increases expected based on continued accrual of interest and penalties. The Company’s tax reserves as of December 31, 2006 (recorded under SFAS No. 5) related to accrued interest of approximately $0.2 million. The Company’s tax reserves are illustrated by the following:

Liability for
Unrecognized
Tax Benefits
Balance at January 1, 2007	$166
Additions for prior year tax positions	431
Reductions for settlement of IRS audit examinations	(361)

Balance at December 31, 2007	$236

GTSI’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had $0.2 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2007. During the year, accrued interest decreased by less than $0.1 million due primarily to the settlement and payment of assessed liabilities. Interest in the amount of $0.1 million was expensed during the year related to the settlement of the IRS Audit. Interest will continue to accrue on certain issues in 2008 and beyond.
It is anticipated that in the next 12 months the amount of unrecognized tax benefits will decrease as a result of filing the federal NOL carryback and the filing of certain state tax returns that include adjustments from the IRS audit. Further, it is anticipated that the effective tax rate impact of any unrecognized tax benefits will be immaterial.

13. 401(k) Plan
GTSI maintains the Employees’ 401(k) Investment Plan (the “Plan”), a savings and investment plan intended to be qualified under Section 401 of the IRC. All employees of the Company who are at least 21 years of age are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under IRC, of a percentage (not to exceed 30%) of their total compensation. Beginning January 1, 2008 new hires will be automatically enrolled in the 401(k) plan at a 3% deferral rate unless the new hire opts out or selects to increase or decrease their deferral percentage. Employee contributions are fully vested at all times. Employer contributions vest at 20% over five years. GTSI matches employee contributions 50% of the first five percent of eligible pay. In 2007, 2006 and 2005, the Company contributed approximately $0.8 million, $1.1 million and $1.2 million to the Plan, respectively.
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

	2007	2006
Accrued warranties at beginning of year	$855	$849
Charges made against warranty liabilities	(214)	(600)
Adjustments to warranty reserves	(577)	381
Accruals for additional warranties sold	220	225

Accrued warranties at end of year	$284	$855

Revenue from extended warranty contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	2007	2006
Deferred warranty revenue at beginning of year	$506	$1,361
Deferred warranty revenue recognized	(467)	(848)
Revenue deferred for additional warranties sold	91	(7)

Deferred warranty revenue at end of year	$130	$506

Lease Commitments
The Company conducts its operations from leased real properties, which include offices and a warehouse. These obligations expire at various dates between 2008 and 2011. In December 2007 the Company executed a lease for a new corporate headquarters. The Company plans to relocate to its new location in November 2008 and has a number of favorable lease options for current and future space commitments under its new 10-year term. This new lease expires in 2019. Most of the leases contain renewal options at inception, some of which have been exercised, as well as escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Rent expense for 2007, 2006 and 2005 was approximately $2.4 million, $2.7 million and $2.7 million, respectively. Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows (in thousands):

2008	$3,041
2009	2,913
2010	4,508
2011	4,556
2012	3,889
Thereafter	27,363

Total minimum lease payments	$46,270

Letters of Credit
The Company was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at December 31, 2007 and 2006, as a security deposit for all tenant improvements associated with the lease. Additionally, the Company provided a letter of credit in the amount of $2.4 million for the new office space lease signed in December 2007.
As of December 31, 2007 and 2006, the Company had an outstanding letter of credit, scheduled to expire in June 2008, in the amount of $4.6 million to guarantee the performance by the Company of its obligations under customer contracts. The Company also had an outstanding letter of credit in the amount of $0.5 million to one customer that expired December 31, 2007.
As of December 31, 2006, the Company provided one of its vendors a $3.0 million letter of credit as collateral for a line of credit of $25 million.
Employment Agreements
On February 15, 2006, the Company entered into a transition agreement with its former Chief Executive Officer (the “Transition Agreement”). The Transition Agreement provides for a payment of $1.1 million to be paid out over the next 18 months, as well as reimbursement for certain benefits and legal fees. As a result, the Company recorded severance expense of $1.2 million in selling, general & administrative expenses during 2006. The balance of the severance liability related to these severance payments, which is included in accrued liabilities, is $0 and $0.6 million as of December 31, 2007 and 2006, respectively.
On February 16, 2006, GTSI entered into an employment agreement with the Company’s President and Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment or a change in control. In addition, GTSI has change in control agreements with 18 additional executives and key employees. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2007, no accruals have been recorded for these agreements.
Legal Proceedings
The Company is occasionally involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

In 2006, the Supreme Court of Virginia rejected a Petition for a Rehearing filed by Ichiban, a former subcontractor seeking to appeal the dismissal of a lawsuit against GTSI it had filed in 2003. The Company has since obtained favorable decisions in the United States Bankruptcy Court for the Eastern District of Virginia to help secure the recovery of its judgment. The Company is aggressively working to collect the awarded attorneys’ fees and costs from Ichiban; however, in accordance with FAS No. 5, Accounting for Contingencies, no amounts for this gain contingency were accrued as of December 31, 2006.
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

	2007	2006	2005
Hardware	$529,961	$649,687	$687,193
Software	111,599	130,209	130,825
Services	59,658	70,293	63,994
Financing	22,247	12,788	5,143

Total	$723,465	$862,977	$887,155

Note:
Certain prior year amounts were reclassified including financial services transactions and reclassifications between Hardware, Software, and Services to conform to the current year presentation.
Major Customers
All of GTSI’s sales are earned from U.S. entities. Sales to multiple agencies and departments of the U.S. Federal Government, either directly or through prime contractors, accounted for approximately 89%, 92% and 92% of the Company’s consolidated sales during 2007, 2006, and 2005, respectively.
16. Subsequent Events
On February 25, 2008, the Company terminated the subordinated secured long-term loan of $10 million, by making a payment of $10.2 million. The pay-off consisted of $10 million principal, $0.1 million interest and $0.1 million early termination fee.
17. Reclassifications
As discussed in Note 1R, “Nature of Business and Summary of Significant Accounting Policies”, certain prior year amounts were reclassified to conform to the current year presentation including financial services transactions and distribution and purchasing costs. These reclassifications have no impact on net loss. The following table illustrates these reclassifications for the years ended December 31 (in thousands);

	2006	2005
Financing Sales — As Previously Reported	$—	$—
Reclassification	12,788	5,143

Financing Sales — As Revised	$12,788	$5,143

Financing Cost of Sales — As Previously Reported	$—	$—
Reclassification	5,439	2,249

Financing Cost of Sales — As Revised	$5,439	$2,249

Product and Service Cost of Sales — As Previously Reported	$739,337	$782,210
Reclassification	4,422	4,857

Product and Service Cost of Sales — As Revised	$743,759	$787,067

Selling, General & Administrative Expenses — As Previously Reported	$119,662	$119,371
Reclassification	(4,422)	(4,857)

Selling, General & Administrative Expenses — As Revised	$115,240	$114,514

Lease-Related Income — As Previously Reported	$9,928	$4,573
Reclassification	(9,928)	(4,573)

Lease-Related Income — As Revised	$—	$—

Interest Expense — As Previously Reported	$(7,609)	$(2,700)
Reclassification	2,579	1,679

Interest Expense — As Revised	$(5,030)	$(1,021)

18. Selected Quarterly Financial Data (unaudited)
The following tables illustrate selected quarterly financial data for 2007 and 2006. GTSI has historically experienced significant seasonal fluctuations in its operations as a result of the U.S. Federal Government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends (in thousands).

	2007
	Q1	Q2	Q3	Q4	Total
Sales — As Previously Reported	$144,082	$153,636	$182,410	$224,473	$704,601
Reclassification (a)	2,321	3,560	12,983	—	18,864

Sales — As Revised	$146,403	$157,196	$195,393	$224,473	$723,465

Gross margin — As Previously Reported	$19,397	$20,669	$27,041	$30,321	$97,428
Reclassification (a)	563	1,967	4,762	—	7,292

Gross margin — As Revised	$19,960	$22,636	$31,803	$30,321	$104,720

Net (loss) income	$(6,948)	$(3,621)	$5,517	$3,285	$(1,767)

Basic (loss) earnings per share	$(0.73)	$(0.38)	$0.57	$0.34	$(0.18)
Diluted (loss) earnings per share	$(0.73)	$(0.38)	$0.55	$0.33	$(0.18)

	2006
	Q1	Q2	Q3	Q4		Total
Sales — As Previously Reported	$148,279	$180,956	$241,569	$279,385		$850,189
Reclassification (a)	2,652	3,069	1,914	5,153		12,788

Sales — As Revised	$150,931	$184,025	$243,483	$284,538		$862,977

Gross margin (c) — As Previously Reported	$18,301	$26,510	$25,900	$40,141	(b)	$110,852
Reclassification (a)	539	935	(179)	1,632		2,927

Gross margin — As Revised	$18,840	$27,445	$25,721	$41,773		$113,779

Net (loss) income (c)	$(10,028)	$944	$(3,393)	$9,463	(b)	$(3,014)

Basic (loss) earnings per share	$(1.08)	$0.10	$(0.36)	$1.00		$(0.32)
Diluted (loss) earnings per share	$(1.08)	$0.10	$(0.36)	$0.98		$(0.32)

(a)	The Company records financial services transactions as financing revenue, which includes the sale of leases to third-party financial companies, and interest income from leases and related receivables, and the associated expenses as financing cost of sales. Amounts in prior periods, which were reported as lease related income and interest expense, were reclassified to conform to the current year presentation. Also, distribution and purchasing costs have been reclassified from selling, general and administrative expenses to cost of sales for all periods presented.

(b)	Gross margin and net income for the quarter ended December 31, 2006 was positively impacted by extinguishment of a liability for $5.8 million, or $0.62 and $0.61 per basic and diluted share, in accordance with FAS 140 and changes in estimates of vendor rebates of $1.1 million, or $0.12 and $0.11 per basic and diluted share.

(c)	Gross margin and net (loss) income was positively impacted by $1.1 million in Q1, or $0.12 per basic and diluted share; $2.5 million in Q2, or $0.26 per basic and diluted share; and $0.4 million in Q4, or $0.04 per basic and diluted share, by changes in management’s estimate of the amount payable for items purchased.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.

ITEM 9A.	CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2007. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management is required to assess the effectiveness of our internal control over financial reporting as of the end of the fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the criteria set forth in Internal Control—Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLC, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Previously Disclosed Material Weaknesses
In our preparation of the consolidated financial statements for the year ended December 31, 2005, management identified three material weaknesses in our internal control over financial reporting that existed as of December 31, 2005, which resulted in errors in our 2005 financial statements and required a restatement of our consolidated financial statements for the first three quarters of 2005.
Subsequent to the April 12, 2006 filing of our 2005 Annual Report on Form 10-K, additional errors were discovered which resulted in the restatement of our consolidated financial statements for 2005, 2004 and 2003. We filed an amended Annual Report on Form 10-K/A on December 22, 2006 and identified additional material weaknesses. As a result of the material weaknesses identified, management has undertaken remediation activities as described below. One of the material weaknesses was remediated as described in our quarterly report on Form 10-Q for the quarter ended September 30, 2007. The remaining five material weaknesses described below were remediated prior to December 31, 2007.
Finance and Accounting Staffing
Management determined that GTSI had an insufficient number of finance and accounting staff and some of our finance and accounting staff lacked sufficient training and experience in areas such as accounting for leasing transactions, revenue recognition for services, and income taxes.
Financial Close and Reporting Process
Management determined that GTSI had insufficient controls over the quarterly and year-end financial close and reporting process. This deficiency was exacerbated by the finance and accounting staffing material weakness as noted above, and was manifested primarily in control deficiencies in the accounting for inventory valuation, customer returns, revenue recognition (including leasing and professional services transactions), accruals, warranty revenues and costs, leasing transactions, reserve analysis and the income tax provision, which required significant post-closing adjustments to inventory, accounts payable, accounts receivable, accrued liabilities, sales, cost of sales and income taxes.

Accounts Receivable Process
Management determined that GTSI had insufficient controls over the transfer of leasing receivables to third parties, which resulted in inaccurate accounting. GTSI’s accounting department historically lacked the depth, training and experience to research and apply the complex accounting requirements prescribed in FAS 140.
Accounts Payable Process
Management determined that GTSI had insufficient oversight of its accounts payable process, which resulted in restatements to all of the interim periods of 2005, 2004, and 2003. We either lacked sufficient finance and accounting staff to perform monthly reconciliations of all accounts payable balances, or the subsequent reviews of reconciliations were ineffective.
Revenue Recognition Process
Management determined that GTSI did not have adequate controls over the revenue recognition process, particularly related to professional services revenue. Furthermore, there was a lack of communication between the professional services project managers and the accounting and finance department. In addition, there was not a formal contract review process, which would identify the proper revenue recognition method, evaluate customer acceptance criteria, determine units of accounting, or monitor delivery of each element.
As of the year ended December 31, 2006, GTSI was not an accelerated filer and therefore was not required to report on nor include management’s report on internal control over financial reporting for the fiscal year 2006 in the Annual Report filed on form 10-K on April 2, 2007, however as of December 31, 2006 we had not remediated the material weaknesses previously disclosed.
Actions Relating to Material Weaknesses Remediated as of December 31, 2007
The discussion below describes the actions that management took during 2007 to remediate the previously disclosed material weaknesses. Based on the successful implementation of those controls, management has determined that all previously disclosed material weaknesses have been remediated.
Finance and Accounting Staffing
Since February 2006, we have undergone changes in management and significantly augmented the numbers and quality of staff in the finance and accounting function. We have hired or contracted adequate resources for ensuring GAAP compliance in accounting for transfers of financial assets, income taxes, accrued payables, and revenue recognition for leasing and professional service transactions. Furthermore, we have increased training of certain staff in existing finance and accounting positions to ensure that our professionals possess sufficient GAAP knowledge and experience necessary not only to perform their assigned tasks, but also to understand how those tasks are related to others within the Company.
We have implemented a formal documentation process of all accounting policies and procedures. Specific personnel have been assigned the responsibility of maintaining a written, comprehensive set of accounting policies which adhere to GAAP compliance. These policies are communicated to the appropriate accounting functions and are updated regularly based on new or emerging accounting policy issues and changes to the business operations. We actively monitor accounting standard-setting developments through various resources and implement new policies and procedures in coordination with all departments of the Company. These efforts have improved the overall quality and integrity of our record keeping and financial reporting.
Financial Close and Reporting Process
Throughout 2006 and 2007, the Company hired or contracted adequate resources to help ensure GAAP compliance in accounting for all areas of the business with specific attention to valuation of inventory, accounting for customer returns, revenue recognition (specifically professional services revenue), accruals, warranty revenue and costs, leasing transactions, reserve analysis, and income tax provision.

In addition we implemented a more rigorous, account reconciliation and account aging review and approval process on a monthly basis as described below. This process includes a detailed monthly review of all activity by account and strengthened supervisory review controls over account management and the periodic close process. There is also a specific focus on the review process for inventory obsolescence and revenue recognition for professional services, leasing and multiple element arrangements to better ensure all relevant accounting issues are known and properly addressed before financial reports are issued. We successfully completed testing of this process in the fourth quarter of 2007.
In the fourth quarter of 2007, the Company successfully completed testing of a formalized monthly management review and documentation process which includes a detailed review of financial statements, profit and loss fluctuations, operating expense fluctuations, bank reports, cash flow analyses, and other finance reports.
In order to specifically address review of the income tax provision we increased the level of involvement of external tax advisors in the interim and annual reporting process. Specifically, we have adopted the methodology recommended by our external tax advisors used in the determination of the current and deferred income tax provision and the related deferred tax assets and liabilities, and have increased the level of review by our external tax advisors in an effort to ensure the completeness and accuracy of the various tax data presented in our interim and annual consolidated financial statements.
Accounts Receivable Process
In addition to the remediation actions taken in the finance and accounting staffing and the financial statement close and reporting processes, we have implemented additional controls and procedures described below.
In the fourth quarter of 2007 we successfully completed testing of a quarterly review by management performed to review all applicable guidance and provisions, including those in the master purchase agreements with external third party financial institutions. All leases are analyzed to ensure that there is no violation of those provisions. Furthermore, sales of leases to third party funding entities must have an official review and sign-off by a Corporate Officer prior to the sale to ensure that the lease has been properly accounted for in accordance with FAS 140.
Management designed an audit program specifically for leasing transactions and each new lease arrangement is assessed by the lease accountant using the audit program to determine the portion that qualifies as FAS 13 lease transaction, reviewed for non-lease elements and to ensure that they are properly accounted for under APB 21 and that revenue is recognized or deferred properly under SAB 104. Every new lease audit program that is completed is reviewed by management.
Accounts Payable Process
In the fourth quarter of 2007 we successfully completed testing of a quarterly review of all material liabilities at the purchase order level during which individual items are researched to determine whether they are valid liabilities as of the balance sheet date. This process was further refined throughout 2007 so that every purchase order researched at the end of a fiscal quarter is formally documented. Any discrepancies are investigated through collaboration with the purchasing department and the third-party vendor as necessary.
In the fourth quarter of 2007 we successfully completed testing of a monthly process to reconcile all material vendor liability balances per the general ledger to the vendor statements that was implemented in the third quarter of 2007. This is a coordinated effort between the finance and accounts payable departments to ensure that the accruals are properly stated for all of the Company’s high-volume vendors.
In the fourth quarter of 2007 management mandated that monthly closing meetings be held with finance, accounts payable, accounts receivable, inventory management, sales, and purchasing to discuss unusual or unique transactions that occurred during the month to determine impact on general ledger accounts. Finance reviews any discussed orders to ensure all liabilities have been properly recorded. The monthly closing meeting also enables the key personnel from all departments to discuss ways to continue improving the enterprise resource management system to operate more efficiently and effectively. In addition, this meeting has increased communication between departments throughout the organization which has resulted in a universal goal of process improvement.
Revenue Recognition Process
General
In addition to the remediation actions taken in the finance and accounting staffing and the financial statement close and reporting processes, the Company has implemented additional controls and procedures described below.
In the fourth quarter of 2007 the Company implemented a monthly process to review the order level gross margin for all material contracts. During this review all orders are reviewed to ensure proper accrual of revenue and cost have been recorded as well as any associated vendor incentives properly recognized.
As discussed above, in the fourth quarter of 2007 management mandated that monthly closing meetings be held with finance, accounts payable, accounts receivable, inventory management, sales, and purchasing to discuss unusual or unique transactions that occurred during the month to determine impact on general ledger accounts. Any orders discussed are subsequently reviewed by finance to ensure all revenue and associated costs have been properly recorded.

In the second quarter of 2006 the Company designed and implemented a more advanced method of accruing and deferring revenue at the end of each month using both actual and historical data analysis. The Company has focused significant resources on hiring and training efforts in the purchasing, order fulfillment and customer service departments to ensure that these departments are appropriately staffed. Training for these departments includes focus on increased communication with finance and education about the importance of accurate and timely entry of data related to purchasing information so that it is available to the finance and accounting staff, particularly for transactions where inventory is shipped directly from our vendors to our customers.
Professional Services
In the fourth quarter of 2007 the Company successfully completed testing of a project tracking mechanism for each professional services project that was implemented in the third quarter of 2007. Each contract has formal tracking of proposal, executed delivery order, revenue and cost analysis, statement of work for any third party involvement, and purchase orders. An audit program was created and each month finance management reviews all significant revenue generating contracts to ensure proper revenue recognition based on all applicable and current guidance. The review is formally documented within the audit program.
In the fourth quarter of 2007 we implemented a monthly review by the Director of Practice Management and the Senior Director of the Project Management Office of all hours charged to the professional services contracts for reasonableness. We also implemented a process related to third-party professional services invoices in which all invoices must be signed off by project managers. Both of these requirements ensure costs are properly recognized and aligned with individual contracts.
Changes in Internal Control over Financial Reporting
As noted above, there have been changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Registrant’s Stockholders scheduled to be held on April 24, 2008 (the “Proxy Statement”). The Proxy Statement will be filed with the Commission within 120 days after December 31, 2007.

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
(a) (1) Financial Statements
The consolidated financial statements of GTSI Corp. filed are as follows:
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statement of Operations for each of the three years in the period ended December 31, 2007
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2007
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007
Notes to Consolidated Financial Statements
(a) (2)Financial Statement Schedules
The financial statement schedules of GTSI Corp. and subsidiaries filed are as follows:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007
All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(c) Eyak Technology, LLC
The consolidated financial statements of Eyak Technology, LLC as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 are being filed. These financial statements are filed in accordance with Rule 3-09 of Regulation S-X.
Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.
By:	/s/ JAMES J. LETO
James J. Leto
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES J. LETO	Chief Executive Officer	March 13, 2008
James J. Leto	(Principal Executive Officer)

/s/ JOE RAGAN	Senior Vice President and	March 13, 2008
Joe Ragan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN M. TOUPS	Chairman of the Board	March 13, 2008
John M. Toups

/s/ THOMAS HEWITT	Director	March 13, 2008
Thomas Hewitt

/s/ LEE JOHNSON	Director	March 13, 2008
Lee Johnson

/s/ JOSEPH KEITH KELLOGG, JR.	Director	March 13, 2008
Joseph Keith Kellogg, Jr.

/s/ STEVEN KELMAN	Director	March 13, 2008
Steven Kelman

/s/ BARRY REISIG	Director	March 13, 2008
Barry Reisig

/s/ DANIEL R. YOUNG	Director	March 13, 2008
Daniel R. Young

GTSI CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
SCHEDULE II

	Years Ended December 31,
	2007	2006	2005
Allowance for Doubtful Accounts
Balance at beginning of year	$1,612	$1,968	$1,009
Additions—charged to expense or other accounts	1,228	1,485	1,410
Deductions	(1,839)	(1,841)	(451)

Balance at end of year	$1,001	$1,612	$1,968

Sales Return Allowance (1)
Balance at beginning of year	$6,282	$8,116	$—
Additions—charged to expense or other accounts	4,306	6,480	9,903
Deductions	(6,562)	(8,314)	(1,787)

Balance at end of year	$4,026	$6,282	$8,116

Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$3,974	$3,930	$—
Additions—charged to expense or other accounts	654	44	3,930
Deductions	—	—	—

Balance at end of year	$4,628	$3,974	$3,930

(1)	The sales returns allowance is reported as a reduction of accounts receivable on the consolidated balance sheets.
All other schedules are omitted because the required information is not present or is not present in amount sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
10.1	GTSI Employee’s 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto (3)
10.2	Employee Stock Purchase Plan, as amended to date (4)
10.3	1994 Stock Option Plan, as amended to date (5)
10.4	Amended and Restated 1996 Stock Incentive Plan (6)
10.5	1997 Non-Officer Stock Option Plan, as amended to date (7)
10.6	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility (8)
10.7	Lease dated December 10, 1997 between the Company and Petula Associates, Ltd. and Amendment for headquarters facility (8)
10.8	Second Amendment to Deed of Lease dated February 11, 2005 between the Company and AG/ARG Avion, L.L.C. (successor-in-interest to Petula Associates, Ltd.) for headquarters facility. (3)
10.9	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (9)
10.10	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (9)
10.11	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (10)
10.12	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (10)
10.13	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (11)
10.14	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp.. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (11)
10.15	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (13)
10.16	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp.. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (13)
10.17	Amended and Restated 2007 Stock Incentive Plan (18)
10.18	Lease dated December 5, 2007 between the Company and SP Herndon Development LP for new headquarters facility (19)
10.19	Payment in full by the Company of its subordinated secured term loan agreement with Crystal Capital Fund, L.P. (20)
10.20	GTSI Corp. Long Term Incentive Plan * (14)
10.21	GTSI 2005 Executive Incentive Compensation Plan * (3)
10.22	Form of GTSI Change in Control Agreement *(3)
10.23	Transition Agreement with M. Dendy Young dated February 15, 2006* (15)
10.24	Employment Agreement dated February 16, 2006 between the Registrant and James J. Leto* (16)
10.25	Form of GTSI Severance Agreement *(17)
10.26	Amendment to Employment Agreements date June 8, 2007* (22)
10.27	Employment Agreement dated December 1, 2007 between the Registrant and Scott Friedlander* (23)
14.1	Code of Ethics (12)
16.1	Changes in Company’s Certifying Accountant (21)
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
23.2	Consent of Aronson & Company (filed herewith)
23.3	Consent of Ernst & Young LLP (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Consolidated Financial Statements for Eyak Technology, LLC for the year ended December 31, 2007 (audited) (filed herewith)
99.2	Consolidated Financial Statements for Eyak Technology, LLC for the years ended December 31, 2006 and 2005 (unaudited) (filed herewith)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2007.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2005.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(14)	Incorporated by reference to Appendix B of the Registrant’s 2004 Proxy Statement

(15)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 15, 2006.

(16)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 16, 2006.

(17)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2006.

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

(19)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2007.

(20)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 25, 2008.

(21)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 5, 2007.

(22)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 8, 2007.

(23)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 1, 2007.