Form 10-Q
period 2008-03-31
GTSI CORP
filed 2008-05-07
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of common stock, $0.005 par value, outstanding as of April 30, 2008 was 9,758,469.

GTSI Corp.
Form 10-Q for the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$—	$829
Accounts receivable, net	136,093	165,317
Inventory	14,740	21,577
Deferred costs	6,782	5,615
Other current assets	6,561	5,169

Total current assets	164,176	198,507
Depreciable assets, net	11,952	12,158
Long-term receivables and other assets	9,772	16,002

Total assets	$185,900	$226,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$18,031
Accounts payable	84,162	84,715
Financed lease debt, current portion	8,513	8,509
Accrued liabilities	11,617	14,725
Deferred revenue	2,114	2,542

Total current liabilities	106,406	128,522
Long-term debt	—	10,000
Long-term financed lease debt	5,803	9,068
Other liabilities	340	1,364

Total liabilities	112,549	148,954

Commitments and contingencies (See Note 10)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,179,946 issued and 9,770,640 outstanding at March 31, 2008; and 10,183,251 issued and 9,700,850 outstanding at December 31, 2007	50	49
Capital in excess of par value	47,750	47,097
Retained earnings	26,569	31,634
Treasury stock, 130,047 shares at March 31, 2008 and 139,994 shares at December 31, 2007, at cost	(1,018)	(1,067)

Total stockholders’ equity	73,351	77,713

Total liabilities and stockholders’ equity	$185,900	$226,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

SALES
Product	$127,567	$133,883
Service	11,912	10,200
Financing	3,311	2,533

	142,790	146,616

COST OF SALES
Product	114,820	119,590
Service	5,717	6,039
Financing	847	814

	121,384	126,443

GROSS MARGIN	21,406	20,173

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	25,871	26,198

LOSS FROM OPERATIONS	(4,465)	(6,025)

INTEREST AND OTHER EXPENSE, NET
Interest and other income	130	330
Equity income from affiliates	405	128
Interest and other expense	(1,182)	(1,381)

Interest and other expense, net	(647)	(923)

LOSS BEFORE INCOME TAXES	(5,112)	(6,948)

INCOME TAX BENEFIT	48	—

NET LOSS	$(5,064)	$(6,948)

LOSS PER SHARE
Basic	$(0.52)	$(0.73)

Diluted	$(0.52)	$(0.73)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,692	9,475

Diluted	9,692	9,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,064)	$(6,948)
Adjustments to reconcile net loss to net cash provided by operating activities:	32,912	38,194

Net cash provided by operating activities	27,848	31,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(581)	(654)

Net cash used in investing activities	(581)	(654)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on Credit Facility	(18,031)	(30,161)
Payment of Term Loan	(10,000)	—
Payment of deferred financing costs	—	(570)
Common Stock Purchases	(212)	—
Proceeds from equity transactions	147	231

Net cash used in financing activities	(28,096)	(30,500)

NET (DECREASE) INCREASE IN CASH	(829)	92

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	829	705

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (“GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns. These patterns historically have had a negative effect on GTSI’s sales and net (loss) income during the quarter ended March 31. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on net loss. See Note 1R of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which indicates that this statement does not apply under FASB Statement No. 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13. In February 2008, the FASB issued FASB Staff Position No 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Early application is encouraged. On January 1, 2008, the Company elected to implement SFAS 157, with the one-year deferral permitted by FSP 157-2. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. On January 1, 2008, the Company adopted SFAS 159 by electing not to use the fair value approach. The adoption of SFAS 159 had no impact on the Company’s consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS 160 on its financial position and results of operations.
In March 2008, the SFAS issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends and expands the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of SFAS 161 on its financial position and results of operations.
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
Stock Options
A summary of option activity under the Company’s stock incentive plans as of March 31, 2008 and changes during the three-month period then ended is presented below:

			Weighted
			Average
			Remaining	Aggregate
	Shares	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2008	1,782	$8.08
Granted	—	—
Exercised	(30)	4.88
Forfeited	(8)	9.04
Expired	(33)	11.19

Outstanding at March 31, 2008	1,711	$8.07	4.03	$780

Exercisable at March 31, 2008	943	$8.75	3.20	$511

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $4.05. There were no options granted in the first three months of 2008. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0.1 million and $0.3 million, respectively. During the three months ended March 31, 2008 and 2007, 30,000 shares and 47,000 shares, respectively, of stock options were exercised under the Company’s stock option plans. The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. Due to the full valuation allowance on the Company’s deferred tax assets, no tax benefit for the exercise of stock options was recognized during the three months ended March 31, 2008.

Restricted Shares
During the three months ended March 31, 2008, there were 3,305 restricted stock awards granted. During the three months ended March 31, 2007, there were no restricted stock awards granted. During the three months ended March 31, 2008 and 2007, $0.3 million and $0.1 million were recorded as stock compensation expense for restricted stock.
The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

		Weighted Average
	Shares	Grant-Date Fair
	(in thousands)	Value

Nonvested at January 1, 2008	378	$11.71
Granted	3	8.47
Vested	(64)	12.06
Forfeited	(3)	12.09

Nonvested at March 31, 2008	314	$11.60

Stock Appreciation Rights (“SAR”s)
For the first three months of 2008, 8,300 stock appreciation rights were granted. There were no SARs granted during the three months ended March 31, 2007. All SARs are to be settled in stock. During the three months ended March 31, 2008, $0.3 million was recorded as stock compensation expense for SARs.
Unrecognized Compensation
As of March 31, 2008, there was $9.3 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.8 million related to stock options, $4.4 related to stock appreciation rights and $3.1 million related to restricted stock awards. The cost for unrecognized compensation related to stock options and stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 2.2 years, 3.9 years, and 3.5 years, respectively.
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
The Company’s investments in sales-type lease receivables were as follows as of (in thousands):

	March 31, 2008	December 31, 2007
Future minimum lease payments receivable	$11,719	$13,558
Unguaranteed residual values	4,786	4,785
Unearned income	(2,007)	(2,450)

	$14,498	$15,893

The Company’s investment in other receivables was as follows as of (in thousands):

	March 31, 2008	December 31, 2007
Future minimum payments receivable	$4,198	$10,240
Unearned income	(943)	(1,433)

	$3,255	$8,807

5. Transferred Receivables and Financed Lease Debt
For the three months ended March 31, 2008 and 2007, the Company did not transfer any financing receivables to third parties that did not meet the sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”), and were recorded as sales and cost of sales in the Company’s financial statements.
The Company recognized $0.3 million and $0.6 million of financing cost of sales associated with the financed lease debt for the three months ended March 31, 2008 and 2007, respectively.
6. Credit Facility and Term Loan
During 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). At March 31, 2008, there was no outstanding balance of the Credit Facility. The gross outstanding balance of the Credit Facility as of December 31, 2007 was $22.7 million and is included on the accompanying balance sheet, net of the Company’s lockbox cash accounts that are accessed by the lenders to pay down the Credit Facility outstanding balance, which was $4.7 million as of December 31, 2007.
The Credit Facility provides access to capital through June 2, 2010, with borrowings secured by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. As of March 31, 2008, GTSI had remaining available credit under the Credit Facility of $56.3 million.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. As of March 31, 2008, The Company was in compliance with all covenants set forth in the Credit Facility. The Company currently relies on its Credit Facility, along with its cash from operations, as its primary vehicles to finance its operations.
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
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of March 31, 2008 and December 31, 2007 were $3.0 million and $3.7 million, respectively.
7. Contract Termination Costs
In 2006, the Company recorded a charge of $0.2 million for the consolidation of facilities. In March 2007, the Company sub-leased a portion of the excess work space, and reduced its reserve by $0.1 million. These amounts are included in selling, general & administrative expenses on the accompanying Statement of Operations.

Contract termination cost reserve activities for the three months ended March 31, 2008 was as follows (in thousands):

Contract Termination Liability as of 12/31/07	$30
Less: Cash Payments	(8)

Contract Termination Liability as of 03/31/08	$22

8. Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted loss per share is computed similarly to basic loss per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. In periods of net loss, all dilutive shares are considered anti-dilutive.
Anti-dilutive employee stock options and SARs totaling 183,096 and 244,079 shares respectively were excluded for the three months ended March 31, 2008 and 2007. Unvested restricted stock units totaling 29,684 and 27,144 shares, respectively, have been excluded for the three months ended March 31, 2008 and 2007.
The following table sets forth the computation of basic and diluted loss per share (in thousands):

	Three months ended
	March 31,
	2008	2007
Basic loss per share
Net loss	$(5,064)	$(6,948)
Weighted average shares outstanding	9,692	9,475

Basic loss per share	$(0.52)	$(0.73)

Diluted loss per share:
Net loss	$(5,064)	$(6,948)
Weighted average shares outstanding	9,692	9,475
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A

Weighted average shares and equivalents	9,692	9,475

Diluted loss per share	$(0.52)	$(0.73)

9. Income Taxes
In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), GTSI recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company adopted the provisions set forth by FIN 48 effective January 1, 2007.
As of December 31, 2007 GTSI had $0.2 million of total unrecognized tax benefits and the balance decreased to approximately $0.2 million as of March 31, 2008. The decrease in unrecognized tax benefits during the first quarter of 2008 related to the filing of amended state income tax returns reflecting adjustments from the IRS audit that was settled in the fourth quarter of 2007. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.2 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2007. During the first quarter of 2008, the amount accrued for interest decreased by less than $0.1 million relating to the filing of the amended state returns mentioned above and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2008 and beyond.

Since the Company’s management believes that it is not more likely than not that the Company’s deferred tax assets will be realized, the Company continues to have a full valuation allowance against its net deferred tax assets and is not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are utilized within the current year.
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

	Three months ended
	March 31,
	2008	2007
Accrued warranties at beginning of period	$283	$855
Charges made against warranty liabilities	(15)	(87)
Adjustments to warranty reserves	(128)	(216)
Accruals for additional warranties sold	48	0

Accrued warranties at end of period	$188	$552

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Three months ended
	March 31,
	2008	2007
Deferred warranty revenue at beginning of period	$130	$506
Deferred warranty revenue recognized	(26)	(140)
Revenue deferred for additional warranties sold	27	33

Deferred warranty revenue at end of period	$131	$399

Letters of Credit
GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at March 31, 2008 and December 31, 2007, as a security deposit for all tenant improvements associated with the lease. Additionally, the Company provided a letter of credit in the amount of $2.4 million at March 31, 2008 and December 31, 2007, for the new office space lease signed in December 2007.
As of March 31, 2008, the Company had an outstanding letter of credit, scheduled to expire in June 2008 to a customer in the amount of $4.6 million to guarantee the performance by the Company of its obligations under the contract.
Employment Agreements
GTSI has an employment agreement with its Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment. In addition, GTSI has change in control agreements with 18 additional executives and key employees, and severance agreements with nine other executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of March 31, 2008, no accruals have been recorded for these agreements.

Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of March 31, 2008, GTSI is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.
11. Related Party Transactions
GTSI serves as the mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $0.4 million investment in Eyak and assumed a 37% ownership of the company. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. At March 31, 2008 and December 31, 2007 the investment balance for Eyak was $2.5 million and $2.9 million, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are $0.3 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations. GTSI recognized sales to EG Solutions (“EGS”), a wholly owned subsidiary of Eyak, totaling $1.5 million for the three months ended March 31, 2008.
During the fourth quarter of 2007, the Company’s Board of Directors adopted a resolution to pursue possible divestiture of its equity ownership in Eyak. At this time, the Company has not entered into a sales agreement and continues to evaluate its ownership in Eyak. The Company expects proceeds from any such divestiture would exceed the carrying value of our investment in Eyak.
The following table summarizes Eyak’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	For the Quarter ended
	March 31,
	2008	2007
Revenues	$47,717	$38,802
Gross margin	$4,746	$3,675
Net income	$1,096	$346
12. Subsequent Events
At the April 24, 2008 annual meeting of the Company’s stockholders, the stockholders approved an amendment to the Company’s 1991 Employee Stock Purchase Plan, to increase the discount rate at which employees purchase shares from five (5%) to fifteen percent (15%), effective with the offering period of July 1, 2008 to December 31, 2008. In addition, the stockholders re-elected Lee Johnson, James J. Leto and Thomas L. Hewitt to three-year terms as directors, along with electing Lloyd Griffiths to a two-year term as director.
On May 2, 2008, the Company received a comment letter from the Securities and Exchange Commission relating to the Company’s December 31, 2007 filing on Form 10-K to which the Company is currently responding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2007. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.
Disclosure Regarding Forward-Looking Statements
Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins

•	Our ability to shift our business model from a reseller of products to a high-end solutions provider

•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business

•	Changes in Federal government fiscal spending

•	Our ability to meet the covenants under our Credit Facility in future periods

•	Possible infrastructure failures

•	Any material weaknesses in our internal control over financial reporting

•	Continuing net losses, if we fail to align costs with our sales levels

•	Potential additional expenses to comply with the changing regulations of corporate governance and public disclosure

•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast

•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness

•	Our qualifications as a small business for certain new contract awards

•	Our ability to integrate any potential future acquisitions, strategic investments or mergers
For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
GTSI has 25 years of experience in selling IT products and solutions primarily to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and a technology lifecycle management approach.
The IT solutions we offer to our customers have a strong product component, along with a services component on many solutions. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Sun Microsystems, Cisco, Microsoft, Hewlett Packard, Panasonic and Network Appliance. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions provided to our customers.
Over the past 12 months, we accelerated our realignment around solutions providing us with the greatest opportunity for sustained return on investment. We directed our attention to government solutions, including unified communications, network security, mobile evidence capture, storage consolidation, and server consolidation.

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
As discussed in more detail throughout our MD&A for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:
•	Total sales decreased $3.8 million

•	Gross margin as a percentage of sales increased 1.2%

•	Loss before income taxes decreased $1.8 million

•	Selling, General & Administrative expenses decreased $0.3 million

•	Cash provided by operations decreased $3.4 million
Critical Accounting Estimates and Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, financing receivables, valuation of inventory, capitalized internal use software, estimated payables and income taxes. For more information on critical accounting estimates and policies see the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.
Historical Results of Operations
The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three months ended
	March 31,
	2008	2007
Sales	100.0%	100.0%
Cost of sales	85.0%	86.2%

Gross margin	15.0%	13.8%
Selling, general, and administrative expenses	18.1%	17.9%

Loss from operations	(3.1)%	(3.8)%
Interest and other expense, net	(0.5)%	(0.9)%

Loss before taxes	(3.6)%	(4.7)%
Income tax benefit	0.0%	—

Net Loss	(3.6)%	(4.7)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended
	March 31,
Sales by Type	2008		2007
Hardware	$96.6	67.7%	$115.7	78.9%
Software	31.0	21.7%	18.2	12.4%
Service	11.9	8.3%	10.2	7.0%
Financing	3.3	2.3%	2.5	1.7%

Total	$142.8	100.0%	$146.6	100.0%

	Three months ended
Sales by Vendor	March 31,
(based on 2008 sales)	2008		2007
Cisco	$21.0	14.7%	$17.2	11.7%
Microsoft	18.4	12.9%	11.6	7.9%
Sun Microsystems	17.3	12.1%	14.0	9.5%
Symbol Technologies	16.9	11.8%	6.9	4.7%
Panasonic	11.8	8.3%	23.6	16.1%
Others, net of reserves and adjustments	57.4	40.2%	73.3	50.1%

Total	$142.8	100.0%	$146.6	100.0%

Three Months Ended March 31, 2008 Compared With the Three Months Ended March 31, 2007
Sales
Total sales, consisting of product, service and financing revenue, decreased $3.8 million, or 2.6% from $146.6 million for the three months ended March 31, 2007 to $142.8 million for the three months ended March 31, 2008. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and maintenance on the related software. Product sales decreased $6.3 million, or 4.7%, from $133.9 million for the three months ended March 31, 2007 to $127.6 million for the three months ended March 31, 2008. The decrease in sales is consistent with the trends we experienced during 2007 where our continued focus was on a smaller number of higher margin sales and the Company’s decision to no longer pursue low margin orders, which led to a decline in total sales; however, the Company does not expect this to be as significant a decline as in years past.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $17.5 million and $23.5 million for the three months ended March 31, 2007 and 2008, respectively. Service revenue increased $1.7 million, or 16.8% from $10.2 million for the three months ended March 31, 2007 to $11.9 million for the three months ended March 31, 2008. Service revenue as a percent of total revenue increased 1.3% from 7.0% for the three months ended March 31, 2007 to 8.3% for the three months ended March 31, 2008. The overall increase in revenue is a result of the Company’s continued focus and increased traction in the Service sector.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FAS 140, and the sale of previously leased equipment. Financing revenue increased $0.8 million, or 30.7% from $2.5 million for the three months ended March 31, 2007 to $3.3 million for the three months ended March 31, 2008; due to an increase of $1.0 million of leases sold that were properly securitized from $0.8 million for the three months ended March 31, 2007 to $1.8 million for the three months ended March 31, 2008.

Although we offer our customers access to products from hundreds of vendors, 59.8% of our total sales in the first quarter of 2008 were products from five vendors; Cisco was our top vendor in the first quarter of 2008 with sales of $ 21.0 million. Sales from these five vendors increased by $ 12.1 million, or 16.5% for the three months ended March 31, 2008. As a percent of total sales the first quarter of 2008 top five vendors increased 9.9 percentage points to 59.8% for the three months ended March 31, 2008 from 49.9% for the three months ended March 31, 2007. Hewlett Packard, which was a top five vendor for the three months ended March 31, 2007, was replaced by Symbol Technologies in our list of top five vendors for the three months ended March 31, 2008. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. Consistent with 2007, our strategic partners in 2008 are Sun Microsystems, Cisco, Microsoft, Hewlett Packard, Panasonic and Network Appliance.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, increased $1.2 million, or 6.1%, from $20.2 million for the three months ended March 31, 2007 to $21.4 million for the three months ended March 31, 2008. As a percentage of total sales, gross margin increased 1.2 percentage points from 13.8% for the three months ended March 31, 2007 to 15.0% for the three months ended March 31, 2008. Total gross margin and gross margin as a percentage of sales increased for the three months ended March 31, 2008 due to a higher mix of service and financing revenue as a percentage of total sales. The higher margin service and financing revenue as a percentage of total sales increased 1.9% percentage points from 8.7% for the three months ended March 31, 2007 to 10.6% for the three months ended March 31, 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $1.6 million, or 10.9%, from $14.3 million for the three months ended March 31, 2007 to $12.7 million for the three months ended March 31, 2008. Product gross margin as a percentage of sales decreased 0.7 percentage points from 10.7% for the three months ended March 31, 2007 to 10.0% for the three months ended March 31, 2008 .
Service gross margin increased $2.0 million, or 48.9%, from $4.2 million for the three months ended March 31, 2007 to $6.2 million for the three months ended March 31, 2008. Service gross margin as a percentage of sales increased 11.2% to 52.0% for the three months ended March 31, 2008 from 40.8% for the three months ended March 31, 2007.
Financing gross margin increased $0.8 million, or 43.7%, from $1.7 million for the three months ended March 31, 2007 to $2.5 million for the three months ended March 31, 2008 due to the increase of new leases sold that were properly securitized under FAS 140. Gross margin as a percentage of sales increased 6.6% from 67.9% for the three months ended March 31, 2007 to 74.5% for the three months ended March 31, 2008.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended March 31, 2008, selling, general & administrative (“SG&A”) expenses decreased $0.3 million, or 1.2% from the same period in 2007. SG&A as a percentage of sales increased to 18.1% in the first quarter of 2008 from 17.9% for the same period in 2007. The decrease in SG&A expenses was mainly due to lower consulting costs of $0.7 million attributed to remediation efforts in 2007.
Interest and Other Expense, Net
Interest and other expense, net, for the three months ended March 31, 2008 was $0.6 million as compared to $0.9 million for the same period in 2007. The decrease in interest expense, net, was mainly due to lower interest expense of $0.5 million due to lower debt balances in 2008 and higher equity income in 2008. Equity income related to our equity investments in Eyak Technology, LLC increased $0.3 million in 2008 compared with prior year. The decrease in interest expense was partially offset by $0.3 million of costs related to the pay-off of the Term Loan in March 2008.

Income Taxes
GTSI had losses of $5.1 million and $6.9 million before income taxes for the first three months of 2008 and 2007, respectively. For the first three months of 2008 and 2007, there was no tax benefit reported for the year to date book loss since it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”), there is insufficient evidence to book the tax benefit of the loss in the first quarter.
For the three months ended March 31, 2008, GTSI recorded less than $0.1 million in income tax benefit as a result of a reduction in a FIN 48 liability and related accrued interest. For the three months ended March 31, 2007, GTSI did not record an income tax provision.
Since GTSI management believes that it is not more likely than not that the Company’s deferred tax assets will be realized, the Company continues to have a full valuation allowance against its net deferred tax assets and is not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are utilized within the current year.
Seasonal Fluctuations
Historically over 90% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers.  These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year have traditionally been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year, although our sales commissions programs generally result in marginally increased expenses in the fourth quarter of our fiscal year.  As a result, GTSI has historically shown a net loss for the period ended March 31.
Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers.  The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.
Liquidity and Capital Resources
Cash flows for the three months ended March 31,

			Increase
(in millions)	2008	2007	(Decrease)
Cash provided by operating activities	$27.8	$31.2	$(3.4)
Cash used in investing activities	$(0.6)	$(0.7)	$(0.1)
Cash used in financing activities	$(28.1)	$(30.5)	$(2.4)
During the three months ended March 31, 2008, our cash balance decreased $0.8 million from our December 31, 2007 balance.
Cash provided by operating activities for the three months ended March 31, 2008 was $27.8 million, a decrease of $3.4 million compared to the same period last year. GTSI’s current assets excluding cash decreased $33.5 million as of March 31, 2008 when compared to our December 31, 2007 balance. This decrease is due to decreased accounts receivable of $29.2 million and inventory of $6.8 million as of March 31, 2008, offset by an increase in other current assets of $1.4 million and deferred costs of $1.2 million.
Cash used in investing activities for the three months ended March 31, 2008 was $0.6 million, a decrease of $0.1 million as compared with the same period in 2007.

Cash used in financing activities for the three months ended March 31, 2008 was $28.1 million, a decrease of $2.4 million as compared with the same period in 2007. The reduction was predominantly due to $12.1 million decrease in net repayments under the Credit Facility, offset by the $10.0 million pay-off of the Term Loan.
Credit Facility and Term Loan
During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”).
The Credit Facility provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make dividends and other restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the prime rate plus 0.25% plus margin. As of March 31, 2008 we had available credit under the Credit Facility of $56.3 million.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. As of March 31, 2008, The Company was in compliance with all covenants set forth in the Credit Facility. The Company currently relies on its Credit Facility, along with its cash from operations, as its primary vehicle to finance its operations.
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
Liquidity
Our working capital as of March 31, 2008 decreased approximately $12.2 million from our working capital at December 31, 2007. GTSI’s current assets decreased $34.3 million as of March 31, 2008 when compared to our December 31, 2007 balance. This decrease is due to decreased accounts receivable of $29.2 million, inventory of $6.8 million and decreased cash of $0.8 million offset by increases in other current assets of $1.4 million and deferred costs of $1.2 million. Current liabilities decreased $22.1 million from December 31, 2007 due to decreased borrowings under the Credit Facility of $18.0 million and accrued liabilities of $3.1 million.
As the Company continues to improve its credit worthiness, we are no longer required to extend letters of credit with our vendors as collateral for lines of credit. As of March 31, 2008, we no longer had outstanding letters of credit extended to our vendors, which has increased our availability within our Credit Facility. The Company continues to secure increased vendor lines of credit to manage purchasing and maintain a higher level of liquidity which has also increased our availability within the Credit Facility. As of March 31, 2008, the balance outstanding under these vendor lines of credit was $38.0 million with additional availability of $130.0 million.
The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases.  No shares of common stock were purchased during the three months ended March 31, 2007 for treasury stock.  Through net share settlements, the Company acquired 23,358 shares during the three months ended March 31, 2008 at a cost of $9.06.  Although $5.1 million remains authorized by our Board of Directors for share repurchases, the terms of our Credit Agreement, excluding net share settlements, restrict us from purchasing our stock until 2010.
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $5.1 million for the three months ended March 31, 2008. Despite this fact, we were able to maintain positive cash flow from operations due to our collection efforts during the quarter.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“SFAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which indicates that this statement does not apply under FASB Statement No. 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13. In February 2008, the FASB issued FASB Staff Position No 157-2, Effective Date of FASB Statement No. 157(“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. Early application is encouraged. On January 1, 2008, the Company elected to implement SFAS 157, with the one-year deferral permitted by FSP 157-2. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. On January 1, 2008, the Company adopted SFAS 159 by electing not to use the fair value approach. The adoption of SFAS 159 had no impact on the Company’s consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS 160 on its financial position and results of operations.
In March 2008, the SFAS issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends and expands the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of SFAS 161 on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus 0.25% plus margin as of March 31, 2008. GTSI’s Term Loan of $10 million indexed at Prime plus 5.25% was paid-off in full on February 25, 2008. The Credit Facility exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in additional interest expense during the three months ended March 31, 2008 of $0.1 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At March 31, 2008 we had no outstanding variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $5.8 million and $9.1 million at March 31, 2008 and December 31, 2007, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q and our 2007 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading “Risk Factors” in Part I, Item 1A of our 2007 Form 10-K. There has been no material changes to the risk factors discussed in our 2007 Form 10-K. The risks discussed in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.
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

GTSI Corp.

Date May 7, 2008	/s/ JAMES J. LETO James J. Leto
Chief Executive Officer

Date May 7, 2008	/s/ JOE RAGAN

Joe Ragan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (1)

10.2	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (1)

10.3	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (2)

10.4	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (2)

10.5	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp., the Lenders, the other Borrower Parties, and SunTrust Bank (3)

10.6	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp., the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (3)

10.7	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp., the Lenders, the other Borrower Parties, and SunTrust Bank. (4)

10.8	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp., the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (4)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 3, 2006.