Form 10-Q
period 2008-06-30
GTSI CORP
filed 2008-08-07
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as of July 31, 2008 was 9,791,273.

GTSI Corp.
Form 10-Q for the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$—	$829
Accounts receivable, net	147,945	165,317
Inventory	12,751	21,577
Deferred costs	7,065	5,615
Other current assets	7,130	5,169

Total current assets	174,891	198,507
Depreciable assets, net	11,773	12,158
Long-term receivables and other assets	9,554	16,002

Total assets	$196,218	$226,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$18,031
Accounts payable	99,224	84,715
Financed lease debt, current portion	8,472	8,509
Accrued liabilities	9,869	14,725
Deferred revenue	2,642	2,542

Total current liabilities	120,207	128,522
Long-term debt	—	10,000
Long-term financed lease debt	5,608	9,068
Other liabilities	390	1,364

Total liabilities	126,205	148,954

Commitments and contingencies (See Note 10)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,179,946 issued and 9,825,623 outstanding at June 30, 2008; and 10,183,251 issued and 9,700,850 outstanding at December 31, 2007	50	49
Capital in excess of par value	48,218	47,097
Retained earnings	22,235	31,634
Treasury stock, 62,617 shares at June 30, 2008 and 139,994 shares at December 31, 2007, at cost	(490)	(1,067)

Total stockholders’ equity	70,013	77,713

Total liabilities and stockholders’ equity	$196,218	$226,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

SALES
Product	$143,082	$141,198	$270,650	$275,081
Service	13,505	12,439	25,417	22,639
Financing	2,761	3,083	6,071	5,616

	159,348	156,720	302,138	303,336

COST OF SALES
Product	131,469	125,512	246,290	245,102
Service	8,816	8,376	14,532	14,415
Financing	1,617	637	2,464	1,451

	141,902	134,525	263,286	260,968

GROSS MARGIN	17,446	22,195	38,852	42,368

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	22,297	25,334	48,168	51,532

LOSS FROM OPERATIONS	(4,851)	(3,139)	(9,316)	(9,164)

INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income	276	254	405	584
Equity income from affiliates	744	481	1,149	609
Interest expense	(492)	(965)	(1,674)	(2,346)

Interest and other income (expense), net	528	(230)	(120)	(1,153)

LOSS BEFORE INCOME TAXES	(4,323)	(3,369)	(9,436)	(10,317)

INCOME TAX (PROVISION) BENEFIT	(11)	(252)	37	(252)

NET LOSS	$(4,334)	$(3,621)	$(9,399)	$(10,569)

LOSS PER SHARE
Basic	$(0.44)	$(0.38)	$(0.97)	$(1.11)

Diluted	$(0.44)	$(0.38)	$(0.97)	$(1.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,762	9,551	9,727	9,513

Diluted	9,762	9,551	9,727	9,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,399)	$(10,569)
Adjustments to reconcile net loss to net cash provided by operating activities	37,667	45,597

Net cash provided by operating activities	28,268	35,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(1,194)	(1,083)

Net cash used in investing activities	(1,194)	(1,083)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on Credit Facility	(18,031)	(30,912)
Payment of Term Loan	(10,000)	—
Payment of deferred financing costs	—	(670)
Common Stock Purchases	(212)	—
Proceeds from equity transactions	340	842

Net cash used in financing activities	(27,903)	(30,740)

NET (DECREASE) INCREASE IN CASH	(829)	3,205

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	829	705

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$3,910

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
The Company recognizes software revenue pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transaction.” In accordance with SOP 97-2, the Company recognizes software related revenue, which consists of re-selling third party software licenses, which do not require significant production, modification or customization, when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on net loss. See Note 1R of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the reclassifications.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends and expands the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). This statement clarifies recognition and measurement of claim liabilities for financial guarantee contracts and expands the disclosure requirements for these contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are considered participating securities prior to vesting, and would need to be included in the computation of earnings per share (EPS) under the two-class method described in FASB Statement No. 128, Earnings Per Share (FAS 128). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company is not expecting it to have a material impact on the Company’s consolidated financial position or results of operations.
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

Stock Options
A summary of option activity under the Company’s stock incentive plans as of June 30, 2008 and changes during the six-month period then ended is presented below:

			Weighted
			Average
			Remaining	Aggregate
	Shares	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2008	1,782	$8.08
Granted	—	—
Exercised	(45)	4.88
Forfeited	(7)	9.04
Expired	(42)	11.34

Outstanding at June 30, 2008	1,688	$8.08	3.84	$1,022

Exercisable at June 30, 2008	1,105	$8.44	3.33	$714

There were no options granted during the six months ended June 30, 2008. There were 45,000 options granted during the six months ended June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.1 million and $0.6 million, respectively. During the six months ended June 30, 2008 and 2007, 45,000 shares and 131,075 shares, respectively, of stock options were exercised under the Company’s stock option plans. The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. Due to the full valuation allowance on the Company’s deferred tax assets, no tax benefit for the exercise of stock options was recognized during the six months ended June 30, 2008. During the six months ended June 30, 2008 and 2007, $0.4 million and $0.5 million were recorded as stock compensation expense for stock options.
Restricted Shares
During the six months ended June 30, 2008, there were 39,083 restricted stock awards granted. During the six months ended June 30, 2007, there were 347,995 restricted stock awards granted. During the six months ended June 30, 2008 and 2007, $0.6 million and $0.2 million were recorded as stock compensation expense for restricted stock.
The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

		Weighted Average
	Shares	Grant-Date Fair
	(in thousands)	Value

Nonvested at January 1, 2008	378	$11.71
Granted	39	7.51
Vested	(87)	12.30
Forfeited	(3)	12.09

Nonvested at June 30, 2008	327	$11.04

Stock Appreciation Rights (“SAR”s)
For the first six months of 2008, 26,454 stock appreciation rights were granted. During the six months ended June 30, 2007, there were 918,006 stock appreciation rights granted. All SARs are to be settled in stock. During the six months ended June 30, 2008 and 2007, $0.6 million and $0.2 million was recorded as stock compensation expense for SARs, respectively.
Unrecognized Compensation
As of June 30, 2008, there was $8.8 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.6 million related to stock options, $4.1 related to stock appreciation rights and $3.1 million related to restricted stock awards. The cost for unrecognized compensation related to stock options and stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 2.0 years, 3.6 years, and 3.3 years, respectively.
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
The Company’s investments in sales-type lease receivables were as follows as of (in thousands):

	June 30, 2008	December 31, 2007
Future minimum lease payments receivable	$12,401	$13,558
Unguaranteed residual values	4,703	4,785
Unearned income	(1,590)	(2,450)

	$15,514	$15,893

The Company’s investment in other receivables was as follows as of (in thousands):

	June 30, 2008	December 31, 2007
Future minimum payments receivable	$4,280	$10,240
Unearned income	(804)	(1,433)

	$3,476	$8,807

5. Transferred Receivables and Financed Lease Debt
For the three and six months ended June 30, 2008 and 2007, the Company did not transfer any financing receivables to third parties that did not meet the sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”), and were recorded as sales and cost of sales in the Company’s financial statements.
The Company recognized $0.2 million and $0.5 million of financing cost of sales associated with the secured financed lease debt for the three months ended June 30, 2008 and 2007, respectively, and of $0.5 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.
6. Credit Facility and Term Loan
During 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). The gross outstanding balance of the Credit Facility as of June 30, 2008 and December 31, 2007 was $2.7 million and $22.7 million, respectively, and is included on the accompanying balance sheet, net of the Company’s lockbox cash accounts that are accessed by the lenders to pay down the Credit Facility outstanding balance, which was $2.7 million and $4.7 million as of June 30, 2008 and December 31, 2007, respectively.
The Credit Facility provides access to capital through June 2, 2010, with borrowings secured by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. As of June 30, 2008, GTSI had remaining available credit under the Credit Facility of $39.9 million.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. As of June 30, 2008, The Company was in compliance with all covenants set forth in the Credit Facility. The Company currently relies on its Credit Facility, along with its cash from operations, as its primary vehicles to finance its operations.
At December 31, 2007, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). On February 25, 2008, the Company terminated the Term Loan by making a payment of $10.2 million. The pay-off consisted of $10 million principal, $0.1 million interest and $0.1 million early termination fee.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of June 30, 2008 and December 31, 2007 were $2.8 million and $3.7 million, respectively.
7. Contract Termination Costs
In 2006, the Company recorded a charge of $0.2 million for the consolidation of facilities. In March 2007, the Company sub-leased a portion of the excess work space, and reduced its reserve by $0.1 million. These amounts are included in selling, general & administrative expenses on the accompanying Statement of Operations.
Contract termination cost reserve activities for the six months ended June 30, 2008 was as follows (in thousands):

Contract Termination Liability as of 12/31/07	$30
Less: Cash Payments	(16)

Contract Termination Liability as of 06/30/08	$14

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
Anti-dilutive employee stock options and SARs totaling 122,647 and 373,881 shares, respectively, were excluded for the six months ended June 30, 2008 and 2007. Unvested restricted stock units totaling 26,360 and 32,602 shares, respectively, have been excluded for the six months ended June 30, 2008 and 2007.
The following table sets forth the computation of basic and diluted loss per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic loss per share
Net loss	$(4,334)	$(3,621)	$(9,399)	$(10,569)
Weighted average shares outstanding	9,762	9,551	9,727	9,513

Basic loss per share	$(0.44)	$(0.38)	$(0.97)	$(1.11)

Diluted loss per share:
Net loss	$(4,334)	$(3,621)	$(9,399)	$(10,569)
Weighted average shares outstanding	9,762	9,551	9,727	9,513
Incremental shares attributable to the exercise of outstanding stock options	N/A	N/A	N/A	N/A

Weighted average shares and equivalents	9,762	9,551	9,727	9,513

Diluted loss per share	$(0.44)	$(0.38)	$(0.97)	$(1.11)

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
As of June 30, 2008 and December 31, 2007 GTSI had $0.2 million of total unrecognized tax benefits most of which would impact the effective rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.2 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2007. During the first six months of 2008, the amount accrued for interest decreased by less than $0.1 million relating to the filing of the amended state returns reflecting adjustments from the IRS audit and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2008 and beyond.
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

	Six months ended
	June 30,
	2008	2007
Accrued warranties at beginning of period	$283	$855
Charges made against warranty liabilities	(20)	(157)
Adjustments to warranty reserves	(133)	(263)
Accruals for additional warranties sold	61	60

Accrued warranties at end of period	$191	$495

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Six months ended
	June 30,
	2008	2007
Deferred warranty revenue at beginning of period	$130	$506
Deferred warranty revenue recognized	(131)	(306)
Revenue deferred for additional warranties sold	369	80

Deferred warranty revenue at end of period	$368	$280

Letters of Credit
GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million as of June 30, 2008 and December 31, 2007, as a security deposit for all tenant improvements associated with the lease. Additionally, the Company provided a letter of credit in the amount of $2.4 million as of June 30, 2008 and December 31, 2007, for the new office space lease signed in December 2007.
As of June 30, 2008, the Company had an outstanding letter of credit to a customer in the amount of $1.2 million to guarantee the Company’s performance by the Company under the contract.
Employment Agreements
GTSI has an employment agreement with its Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment. In addition, GTSI has change in control agreements with 18 additional executives and key employees, and severance agreements with nine other executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of June 30, 2008, no accruals have been recorded for these agreements.

Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of June 30, 2008, GTSI is not a party to any lawsuit or proceeding that, in the opinion of management, is likely to have a material adverse effect on its financial position or results of operations.
11. Related Party Transactions
GTSI serves as the mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $0.4 million investment in Eyak and assumed a 37% ownership of the company. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. At June 30, 2008 and December 31, 2007 the investment balance for Eyak was $2.6 million and $2.9 million, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are $0.5 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations. GTSI recognized sales to EG Solutions (“EGS”), a wholly owned subsidiary of Eyak, totaling $12.7 million for the six months ended June 30, 2008.
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
The following table summarizes Eyak’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$53,815	$44,521	$101,532	$83,323
Gross margin	$5,742	$3,343	$10,488	$7,018
Net income	$1,782	$1,234	$2,878	$1,580

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
Over the past 18 months, we accelerated our realignment around solutions, that we believe provides us with a greater opportunity for sustained return on investment. We directed our attention to government solutions, including unified communications, network security, mobile evidence capture, storage consolidation, and server consolidation.
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
The following are some of our key indicators for the quarter and six months ended June 30, 2008.
For the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007:
•	Total sales increased $2.6 million.
•	Gross margin as a percentage of sales decreased 3.3%.
•	Selling, General & Administrative expenses decreased $3.0 million.
•	Loss before income taxes increased $1.7 million.
•	Cash provided by operations decreased $3.5 million.
For the six months ended June 30, 2008 compared to the six months ended June 30, 2007:
•	Total sales decreased $1.2 million.
•	Gross margin as a percentage of sales decreased 1.1%.
•	Selling, General & Administrative expenses decreased $3.4 million.
•	Loss before income taxes decreased $0.9 million.
•	Cash provided by operations decreased $6.8 million.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.1%	85.8%	87.1%	86.0%

Gross margin	10.9%	14.2%	12.9%	14.0%
Selling, general, and administrative expenses	14.0%	16.2%	15.9%	17.0%

Loss from operations	(3.1)%	(2.0)%	(3.0)%	(3.0)%
Interest and other income (expense), net	0.3%	(0.1)%	(0.0)%	(0.4)%

Loss before taxes	(2.8)%	(2.1)%	(3.0)%	(3.4)%
Income tax benefit (provision)	0.0%	(0.2)%	0.0%	(0.1)%

Net Loss	(2.8)%	(2.3)%	(3.0)%	(3.5)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended				Six months ended
	June 30,				June 30,
Sales by Type	2008		2007		2008		2007
Hardware	$109.7	68.9%	$110.6	70.6%	$206.3	68.3%	$226.3	74.6%
Software	33.3	20.9%	30.6	19.5%	64.3	21.3%	48.8	16.1%
Service	13.5	8.5%	12.4	7.9%	25.4	8.4%	22.6	7.5%
Financing	2.8	1.7%	3.1	2.0%	6.1	2.0%	5.6	1.8%

Total	$159.3	100.0%	$156.7	100.0%	$302.1	100.0%	$303.3	100.0%

	Three months ended				Six months ended
Sales by Vendor (based	June 30,				June 30,
on 2008 sales)	2008		2007		2008		2007
Cisco	$31.4	19.7%	$25.9	16.5%	$52.4	17.3%	$43.1	14.2%
Microsoft	19.6	12.3%	27.2	17.4%	38.0	12.6%	38.8	12.8%
Sun Microsystems	17.8	11.2%	18.9	12.1%	35.1	11.6%	32.9	10.8%
Panasonic	15.5	9.7%	25.0	16.0%	27.3	9.0%	48.6	16.0%
Dell	13.8	8.7%	3.5	2.2%	23.9	7.9%	7.2	2.4%
Others, net of reserves and adjustments	61.2	38.4%	56.2	35.8%	125.4	41.6%	132.7	43.8%

Total	$159.3	100.0%	$156.7	100.0%	$302.1	100.0%	$303.3	100.0%

Three Months Ended June 30, 2008 Compared With the Three Months Ended June 30, 2007
Sales
Total sales, consisting of product, service and financing revenue, increased $2.6 million, or 1.7% from $156.7 million for the three months ended June 30, 2007 to $159.3 million for the three months ended June 30, 2008. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales increased $1.9 million, or 1.3%, from $141.2 million for the three months ended June 30, 2007 to $143.1 million for the three months ended June 30, 2008.

Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $16.9 million and $21.2 million for the three months ended June 30, 2007 and 2008, respectively. Service revenue increased $1.1 million, or 8.6% from $12.4 million for the three months ended June 30, 2007 to $13.5 million for the three months ended June 30, 2008. Service revenue as a percent of total revenue increased 0.6% from 7.9% for the three months ended June 30, 2007 to 8.5% for the three months ended June 30, 2008. The overall increase in revenue is a result of the Company’s continued focus and increased traction in the Service sector.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FAS 140, and the sale of previously leased equipment. Financing revenue decreased $0.3 million, or 10.4% from $3.1 million for the three months ended June 30, 2007 to $2.8 million for the three months ended June 30, 2008; due to a decrease of $0.8 million in amortized interest income on lease that are not securitized or have not met the sale criteria under FAS 140 offset by increased sales of $0.5 million for lease residuals. Several leases that were expected to close in the three months ended June 30, 2008 were pushed into the third quarter of 2008.
Although we offer our customers access to products from hundreds of vendors, 61.6% of our total sales in the second quarter of 2008 were products from five vendors; Cisco was our top vendor in the second quarter of 2008 with sales of $31.4 million. Sales from these five vendors decreased by $2.4 million, or 2.4% for the three months ended June 30, 2008. As a percent of total sales the second quarter of 2008 top five vendors decreased 2.6 percentage points to 61.6% for the three months ended June 30, 2008 from 64.2% for the three months ended June 30, 2007. Hewlett Packard, which was a top five vendor for the three months ended June 30, 2007, was replaced by Dell in our list of top five vendors for the three months ended June 30, 2008. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. Consistent with 2007, our strategic partners in 2008 are Sun Microsystems, Cisco, Microsoft, Hewlett Packard, Panasonic and Network Appliance.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $4.8 million, or 21.4%, from $22.2 million for the three months ended June 30, 2007 to $17.4 million for the three months ended June 30, 2008. As a percentage of total sales, gross margin decreased 3.3% from 14.2% for the three months ended June 30, 2007 to 10.9% for the three months ended June 30, 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $4.1 million, or 26.0%, from $15.7 million for the three months ended June 30, 2007 to $11.6 million for the three months ended June 30, 2008. Product gross margin as a percentage of sales decreased 3.0 percentage points from 11.1% for the three months ended June 30, 2007 to 8.1% for the three months ended June 30, 2008. During the three months ended June 30, 2008, the Company was impacted by several large low margin deals and the Company believes this quarter to be an anomaly.
Service gross margin increased $0.6 million, or 15.4%, from $4.1 million for the three months ended June 30, 2007 to $4.7 million for the three months ended June 30, 2008. Service gross margin as a percentage of sales increased 2.0 percentage points to 34.7% for the three months ended June 30, 2008 from 32.7% for the three months ended June 30, 2007. The Company benefited from an increase in projects for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.
Financing gross margin decreased $1.3 million, or 53.2%, from $2.4 million for the three months ended June 30, 2007 to $1.1 million for the three months ended June 30, 2008 due to a decrease in amortized interest income from leases that did not meet the criteria for sale under FAS 140. Gross margin as a percentage of sales decreased 37.9 percentage points from 79.3% for the three months ended June 30, 2007 to 41.4% for the three months ended June 30, 2008, mainly due to decreased margin percentages in leases sold that were properly securitized.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended June 30, 2008, SG&A expenses decreased $3.0 million, or 12.0% from the same period in 2007. SG&A as a percentage of sales decreased to 14.0% in the second quarter of 2008 from 16.2% for the same period in 2007. The decrease in SG&A expenses was mainly due to lower personnel costs of $1.3 million related to lower incentive compensation costs and lower consulting costs of $1.1 million attributed to remediation efforts in 2007.

Interest and Other Income (Expense), Net
Interest and other income (expense), net, for the three months ended June 30, 2008 was interest income, net, of $0.5 million as compared to interest expense, net of $0.2 million for the same period in 2007. The improvement in interest income, net, was mainly due to lower interest expense of $0.5 million due to lower debt balances in 2008 and higher equity income in 2008. Equity income related to our equity investments in Eyak Technology, LLC increased $0.3 million in 2008 compared with prior year. The Company has focused efforts on cash management and continues to maintain a strong balance sheet which enabled the Company to have very minimal borrowings under the Credit Facility for the three months ended June 30, 2008.
Income Taxes
GTSI had losses of $4.3 million and $3.4 million before income taxes for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, there was no tax benefit reported for the quarter to date book loss since it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”), there is insufficient evidence to book the tax benefit of the loss in the quarter.
For the three months ended June 30, 2008, GTSI recorded less than $0.1 million in income tax expense related to an adjustment in a FIN 48 liability. For the three months ended June 30, 2007, GTSI recorded less than $0.3 million in income tax expense as a result of an increase in a FIN 48 liability and related accrued interest.
Since GTSI management believes that it is not more likely than not that the Company’s deferred tax assets will be realized, the Company continues to have a full valuation allowance against its net deferred tax assets and is not anticipating the release of this valuation allowance during the current year, except to the extent that deferred tax assets are utilized within the current year.
Six Months Ended June 30, 2008 Compared With the Six Months Ended June 30, 2007
Sales
Total sales decreased $1.2 million, or 0.4% from $303.3 million for the six months ended June 30, 2007 to $302.1 million for the six months ended June 30, 2008. The sales activity of each of the three product lines are discussed below.
Product revenue decreased $4.4 million, or 1.6%, from $275.1 million for the six months ended June 30, 2007 to $270.7 million for the six months ended June 30, 2008. The decrease in sales is consistent with the trends we experienced during 2007 where our continued focus was on a smaller number of higher margin sales and the Company’s decision to no longer pursue low margin orders, which led to a decline in total sales; however, the Company does not expect this to be as significant a decline as in years past.
Service revenue increased $2.8 million, or 12.3% from $22.6 million for the six months ended June 30, 2007 to $25.4 million for the six months ended June 30, 2008. We net revenues where we are not the primary obligor, we netted approximately $34.4 million and $44.7 million in revenue for the six months ended June 30, 2007 and 2008, respectively. Service revenue as a percent of total revenue increased 0.9% from 7.5% for the six months ended June 30, 2007 to 8.4% for the six months ended June 30, 2008. The overall increase in revenue is a result of the Company’s continued focus and increased traction in the Service sector.
Financing revenue increased $0.5 million, or 8.1% from $5.6 million for the six months ended June 30, 2007 to $6.1 million for the six months ended June 30, 2008; due to an increase of $1.0 million of leases sold that were properly securitized from $1.7 million for the six months ended June 30, 2007 to $2.7 million for the six months ended June 30, 2008.

Sales from our top five vendors increased $6.1 million for the first six months of 2008 as compared to the same period in 2007, despite our decrease in total sales for the period, which is consistent with our ongoing efforts to strengthen our relationships with key vendors. As a percentage of total sales, the top five vendors increased 2.2 percentage points from 56.2% for the year ended June 30, 2007 to 58.4% for the year ended June 30, 2008. Sales from Cisco, Sun Microsystems, and Dell increased $9.3 million, $2.2 million, and $16.6 million, respectively, for the six months ended June 30, 2008 as compared to the same period in 2007. These increases were offset by decreased sales from Microsoft and Panasonic of $0.8 million and $21.3 million, respectively.
Gross Margin
Total gross margin decreased $3.5 million, or 8.3%, from $42.4 million for the six months ended June 30, 2007 to $38.9 million for the six months ended June 30, 2008. As a percentage of total sales, gross margin decreased 1.1 percentage points from 14.0% for the six months ended June 30, 2007 to 12.9% for the six months ended June 30, 2008.
Product gross margin decreased $5.6 million, or 18.7%, from $30.0 million for the six months ended June 30, 2007 to $24.4 million for the six months ended June 30, 2008. Product gross margin as a percentage of sales decreased 1.9% from 10.9% for the six months ended June 30, 2007 to 9.0% for the six months ended June 30, 2008, primarily due to low margin deals in the three months ended June 30, 2008.
Service gross margin increased $2.7 million, or 32.4%, from $8.2 million for the six months ended June 30, 2007 to $10.9 million for the six months ended June 30, 2008. Service gross margin as a percentage of sales increased 6.5% to 42.8% for the six months ended June 30, 2008 from 36.3% for the six months ended June 30, 2007. This is a continued trend as the Company continues to focus on growing services.
Financing gross margin decreased $0.6 million, or 13.4%, from $4.2 million for the six months ended June 30, 2007 to $3.6 million for the six months ended June 30, 2008 due to decreased amortized interest income from leases that did not meet the criteria for sale under FAS 140. Gross margin as a percentage of sales decreased 14.8% from 74.2% for the six months ended June 30, 2007 to 59.4% for the six months ended June 30, 2008, mainly due to decreased margin percentages in leases sold that were properly securitized.
Selling, General & Administrative Expenses (“SG&A”)
During the six months ended June 30, 2008, SG&A expenses decreased $3.4 million, or 6.5% from the same period in 2007. SG&A as a percentage of sales decreased to 15.9% in the first six months of 2008 from 17.0% for the same period in 2007. The decrease in SG&A expenses was mainly due to lower consulting costs of $1.8 million attributed to remediation efforts in 2007 and lower incentive related costs of $1.0 million.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, for the six months ended June 30, 2008 was interest expense, net of $0.1 million as compared to $1.2 million for the same period in 2007. The decrease in interest expense, net, was mainly due to lower interest expense of $1.1 million due to lower debt balances in 2008 and higher equity income in 2008. Equity income related to our equity investments in Eyak Technology, LLC increased $0.5 million in 2008 compared with prior year. The decrease in interest expense was partially offset by $0.3 million of costs related to the pay-off of the Term Loan in February 2008.
Income Taxes
GTSI had losses of $9.4 million and $10.3 million before income taxes for the first six months of 2008 and 2007, respectively. For the first six months of 2008 and 2007, there was no tax benefit reported for the year to date book loss since it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”), there is insufficient evidence to book the tax benefit of the loss in the first six months.
For the six months ended June 30, 2008, GTSI recorded less than $0.1 million in income tax benefit as a result of a reduction in a FIN 48 liability and related accrued interest. For the six months ended June 30, 2007, GTSI recorded less than $0.3 million in income tax expense as a result of of an increase in a FIN 48 liability and related accrued interest.

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
Liquidity and Capital Resources
Cash flows for the six months ended June 30,

			Increase
(in millions)	2008	2007	(Decrease)

Cash provided by operating activities	$28.3	$35.0	$(6.7)
Cash used in investing activities	$(1.2)	$(1.1)	$0.1
Cash used in financing activities	$(27.9)	$(30.7)	$(2.8)
During the six months ended June 30, 2008, our cash balance decreased $0.8 million from our December 31, 2007 balance.
Cash provided by operating activities for the six months ended June 30, 2008 was $28.3 million, a decrease of $6.7 million compared to the same period last year. GTSI’s current assets excluding cash decreased $22.8 million as of June 30, 2008 when compared to our December 31, 2007 balance. This decrease is due to decreased accounts receivable of $17.4 million and inventory of $8.8 million as of June 30, 2008, offset by an increase in other current assets of $2.0 million.
Cash used in investing activities for the six months ended June 30, 2008 was $1.2 million, an increase of $0.1 million as compared with the same period in 2007.
Cash used in financing activities for the six months ended June 30, 2008 was $27.9 million, a decrease of $2.8 million as compared with the same period in 2007. The reduction was predominantly due to $12.9 million decrease in net repayments under the Credit Facility, offset by the $10.0 million pay-off of the Term Loan.

Credit Facility and Term Loan
During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”).
The Credit Facility provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make dividends and other restricted payments, purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the prime rate plus 0.25% plus margin. As of June 30, 2008 we had available credit under the Credit Facility of $39.9 million.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. As of June 30, 2008, The Company was in compliance with all covenants set forth in the Credit Facility. The Company currently relies on its Credit Facility, along with its cash from operations, as its primary vehicle to finance its operations.
At December 31, 2007, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan are the same as the Credit Facility. On February 25, 2008, the Company terminated the Term Loan of $10 million, by making a payment of $10.2 million. The pay-off consisted of $10 million principal, $0.1 million interest and $0.1 million early termination fee.
Liquidity
Our working capital as of June 30, 2008 decreased approximately $15.3 million from our working capital at December 31, 2007. GTSI’s current assets decreased $23.6 million as of June 30, 2008 when compared to our December 31, 2007 balance. This decrease is due to decreased accounts receivable of $17.4 million, inventory of $8.8 million and decreased cash of $0.8 million offset by increases in other current assets of $2.0 million. Current liabilities decreased $8.3 million from December 31, 2007 due to decreased borrowings under the Credit Facility of $18.0 million and accrued liabilities of $4.9 million offset by an increase in accounts payable of $14.5 million.
As the Company continues to improve its credit worthiness, we are no longer required to extend letters of credit with our vendors as collateral for lines of credit. As of June 30, 2008, we no longer had outstanding letters of credit extended to our vendors, which has increased our availability within our Credit Facility. The Company continues to secure increased vendor lines of credit to manage purchasing and maintain a higher level of liquidity which has also increased our availability within the Credit Facility. As of June 30, 2008, the balance outstanding under these vendor lines of credit was $46.9 million with additional availability of $106.3 million.
The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. No shares of common stock were purchased during the six months ended June 30, 2007 for treasury stock. Through net share settlements, the Company acquired 23,358 shares during the six months ended June 30, 2008 at a cost of $9.06. Although $5.1 million remains authorized by our Board of Directors for share repurchases, the terms of our Credit Agreement, excluding net share settlements, restrict us from purchasing our stock until 2010.
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $9.4 million for the six months ended June 30, 2008. Despite this fact, we were able to maintain positive cash flow from operations due to our collection efforts during the first six months.

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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends and expands the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). This statement clarifies recognition and measurement of claim liabilities for financial guarantee contracts and expands the disclosure requirements for these contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are considered participating securities prior to vesting, and would need to be included in the computation of earnings per share (EPS) under the two-class method described in FASB Statement No. 128, Earnings Per Share (FAS 128). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company is not expecting it to have a material impact on the Company’s consolidated financial position or results of operations.

SEC Comment Letter

On May 2, 2008, we received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”), regarding our Form 10-K for the year ended December 31, 2007. The SEC comments included questions regarding: (i) revenue recognition related to maintenance; (ii) revenue recognition related to software products and software related offerings; (iii) reclassifications and adjustments (iv) related party transactions related to Rule 3-09 of Regulation S-X and (v) Non-GAAP financial measures in Form 8-K.
On May 16, 2008, we filed our response. On June 20, 2008, we received a letter from the Staff with follow-up comments and, on July 7, 2008, we filed our response. On July 23, 2008, we received another letter from the Staff with four follow-up questions for which we are currently responding. While we do not believe that there are any material open items, since this matter has not been resolved with the Staff we have no assurance that no material open item exists.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus 0.25% plus margin as of June 30, 2008. GTSI’s Term Loan of $10 million indexed at Prime plus 5.25% was paid-off in full on February 25, 2008. The Credit Facility exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in no additional interest expense during the three months ended June 30, 2008 because the borrowings under the Credit Facility were very minimal throughout the quarter. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At June 30, 2008 we had no outstanding variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $5.6 million and $9.1 million at June 30, 2008 and December 31, 2007, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Items to a Vote of Security Holders
(a)	The Company held its annual meeting of stockholders on April 24, 2008.

(b)	Set forth below are the matters that were presented to and voted upon by the Company’s stockholders, and the results of such stockholders’ votes.
Election of Directors

Nominees	Votes For	Votes Withheld
James J. Leto	8,328,611	99,104
Lee Johnson	7,796,477	631,238
Thomas L. Hewitt	8,246,524	181,191
Lloyd Griffths	8,345,023	82,692
Approval of Amendments to 1991 Employee Stock Purchase Plan

Votes For	Votes Against	Abstained
5,208,789	2,183,943	435
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.
Date August 7, 2008	/s/ JAMES J. LETO
James J. Leto
Chief Executive Officer

Date August 7, 2008	/s/ JOE RAGAN
Joe Ragan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (1)

10.2	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (2)

10.3	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp., the Lenders, the other Borrower Parties, and SunTrust Bank (3)

10.4	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp., the Lenders, the other Borrower Parties, and SunTrust Bank (4)

10.5	2008 Short Term Incentive Plan Description (5)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(5)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 23, 2008.