Form 10-Q/A
period 2008-06-30
GTSI CORP
filed 2008-09-19
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

GTSI Corp.
Form 10-Q/A for the Quarter Ended June 30, 2008

EXPLANATORY NOTE
This Amendment to the Quarterly Report on Form 10-Q of GTSI Corp. (“GTSI” or the “Company”) is being filed to restate the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008.
The information contained in this Amendment, including the financial statements and notes thereto, amends only Items 1, 2 and 4 of the originally filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. This Amendment does not reflect events occurring after the original filing date of August 7, 2008, or modify or update those disclosures that may have been affected by subsequent events.
On September 15, 2008, the Company concluded that previously reported financial statement information required restatement to correct an error in the accounting for cost of sales and the related impact on selling, general and administrative costs to record additional incentive compensation costs due to the change in loss before income taxes associated with the error.
For more information on these matters, please refer to Note 2 to the unaudited condensed consolidated financial statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated) and Item 4, Controls and Procedures.
This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007 and subsequent filings with the Securities and Exchange Commission (the “SEC”). In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-Q/A includes updated certificates from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2 and 32.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	June 30,
	2008
	(restated	December 31,
	see Note 2)	2007
ASSETS
Current assets:
Cash and cash equivalents	$—	$829
Accounts receivable, net	147,797	165,317
Inventory	12,751	21,577
Deferred costs	9,172	5,615
Other current assets	7,130	5,169

Total current assets	176,850	198,507
Depreciable assets, net	11,773	12,158
Long-term receivables and other assets	9,554	16,002

Total assets	$198,177	$226,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$18,031
Accounts payable	99,224	84,715
Financed lease debt, current portion	8,472	8,509
Accrued liabilities	10,403	14,725
Deferred revenue	2,642	2,542

Total current liablilites	120,741	128,522
Long-term debt	—	10,000
Long-term financed lease debt	5,608	9,068
Other liabilities	390	1,364

Total liabilities	126,739	148,954

Commitments and contingencies (See Note 11)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,179,946 issued and 9,825,623 outstanding at June 30, 2008; and 10,183,251 issued and 9,700,850 outstanding at December 31, 2007	50	49
Capital in excess of par value	48,218	47,097
Retained earnings	23,660	31,634
Treasury stock, 62,617 shares at June 30, 2008 and 139,994 shares at December 31, 2007, at cost	(490)	(1,067)

Total stockholders’ equity	71,438	77,713

Total liabilities and stockholders’ equity	$198,177	$226,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008		2008
	(restated see		(restated see
	Note 2)	2007	Note 2)	2007

SALES
Product	$143,082	$141,198	$270,650	$275,081
Service	13,357	12,439	25,269	22,639
Financing	2,761	3,083	6,071	5,616

	159,200	156,720	301,990	303,336

COST OF SALES
Product	129,362	125,512	244,183	245,102
Service	8,816	8,376	14,532	14,415
Financing	1,617	637	2,464	1,451

	139,795	134,525	261,179	260,968

GROSS MARGIN	19,405	22,195	40,811	42,368

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	22,831	25,334	48,702	51,532

LOSS FROM OPERATIONS	(3,426)	(3,139)	(7,891)	(9,164)

INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income	276	254	405	584
Equity income from affiliates	744	481	1,149	609
Interest and other expense	(492)	(965)	(1,674)	(2,346)

Interest and other income (expense), net	528	(230)	(120)	(1,153)

LOSS BEFORE INCOME TAXES	(2,898)	(3,369)	(8,011)	(10,317)

INCOME TAX (PROVISION) BENEFIT	(11)	(252)	37	(252)

NET LOSS	$(2,909)	$(3,621)	$(7,974)	$(10,569)

LOSS PER SHARE
Basic	$(0.30)	$(0.38)	$(0.82)	$(1.11)

Diluted	$(0.30)	$(0.38)	$(0.82)	$(1.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,762	9,551	9,727	9,513

Diluted	9,762	9,551	9,727	9,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended
	June 30,
	2008
	(restated see
	Note 2)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,974)	$(10,569)
Adjustments to reconcile net loss to net cash provided by operating activities:	36,242	45,597

Net cash provided by operating activities	28,268	35,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(1,194)	(1,083)

Net cash used in investing activities	(1,194)	(1,083)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on Credit Facility	(18,031)	(30,912)
Payment of Term Loan	(10,000)	—
Payment of deferred financing costs	—	(670)
Common Stock Purchases	(212)	—
Proceeds from equity transactions	340	842

Net cash used in financing activities	(27,903)	(30,740)

NET (DECREASE) INCREASE IN CASH	(829)	3,205

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	829	705

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$3,910

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
2. Restatement
In September 2008, the Company concluded that previously reported financial statement information for the three and six months ended June 30, 2008 required restatement to correct an error in the accounting for cost of sales and the related impact on selling, general and administrative costs to record additional incentive compensation costs due to the change in loss before income taxes associated with the error. For the three and six months ended June 30, 2008, the deferred cost of sales on the balance sheet was understated and cost of sales in the statement of operations was overstated by $2.1 million. Incentive compensation costs increased by $0.5 million based on the revised loss before income taxes. An additional immaterial service revenue entry of $0.1 million was also recorded as part of the restatement to correct an error for the three months ended June 30, 2008.
A series of change management control failures related to the May 2008 launching of our system upgrade to the GTSI Enterprise Management System (“GEMS”) resulted in the overstatement of cost of sales for the three and six months ended June 30, 2008.

During the upgrade process, many GEMS reports were altered, including the cost of sales data collected in the logic reporting database. This functionality was prospective, meaning transactions occurring post-cutover would have their cost recorded in a detailed field and the transactions that occurred pre-cutover would have their cost recorded in a different field. To accurately report costs in a post-cutover environment, both fields would have to be recorded in the logic reporting database. The logic reporting database is used to calculate deferred cost of sales for unbilled transactions where revenue recognition criteria has not been met. Because the pre-cutover data was missing from a standardized report, $2.1 million of product cost of sales was not deferred.
The following tables summarize the effects of these errors on GTSI’s financial statements:
Unaudited Consolidated Condensed Balance Sheet
June 30, 2008
(in thousands)

	As Previously
	Reported	Adjustments	As Restated
Accounts Receivable	$147,945	$(148)	$147,797
Deferred Costs	$7,065	$2,107	$9,172
Total Current Assets	$174,891	$1,959	$176,850
Total Assets	$196,218	$1,959	$198,177
Accrued liabilities	$9,869	$534	$10,403
Total Current Liabilities	$120,207	$534	$120,741
Total Liabilities	$126,205	$534	$126,739
Retained earnings	$22,235	$1,425	$23,660
Total stockholders’ equity	$70,013	$1,425	$71,438
Total liabilities and stockholders’ equity	$196,218	$1,959	$198,177

Unaudited Consolidated Condensed Statement of Operations
(in thousands except per share data)

	For the Three Months Ended June 30, 2008
	As Previously
	Reported	Adjustments	As Restated
Sales
Service	$13,505	$(148)	$13,357
Cost of Sales
Product	$131,469	$(2,107)	$129,362
Gross Margin	$17,446	$1,959	$19,405
Selling, General & Administrative Expenses	$22,297	$534	$22,831
Loss from Operations	$(4,851)	$1,425	$(3,426)
Loss before Income Taxes	$(4,323)	$1,425	$(2,898)
Net Loss	$(4,334)	$1,425	$(2,909)
Loss Per Share	$(0.44)	$0.14	$(0.30)

	For the Six Months Ended June 30, 2008
	As Previously
	Reported	Adjustments	As Restated
Sales
Service	$25,417	$(148)	$25,269
Cost of Sales
Product	$246,290	$(2,107)	$244,183
Gross Margin	$38,852	$1,959	$40,811
Selling, General & Administrative Expenses	$48,168	$534	$48,702
Loss from Operations	$(9,316)	$1,425	$(7,891)
Loss before Income Taxes	$(9,436)	$1,425	$(8,011)
Net Loss	$(9,399)	$1,425	$(7,974)
Loss Per Share	$(0.97)	$0.15	$(0.82)
Unaudited Consolidated Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2008
(in thousands)

	As Previously
	Reported	Adjustments	As Restated
Net loss	$(9,399)	$1,425	$(7,974)
Adjustments to reconcile net loss to net cash provided by operating activities:	$37,667	$(1,425)	$36,242

3. New Accounting Pronouncements
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends and expands the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
4. Stock-Based Compensation
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
5. Lease and Other Receivables
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

6. Transferred Receivables and Financed Lease Debt
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
8. Contract Termination Costs
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

9. Loss Per Share
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

The following table sets forth the computation of basic and diluted loss per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008		2008
	(restated see		(restated see
	Note 2)	2007	Note 2)	2007
Basic loss per share
Net loss	$(2,909)	$(3,621)	$(7,974)	$(10,569)
Weighted average shares outstanding	9,762	9,551	9,727	9,513

Basic loss per share	$(0.30)	$(0.38)	$(0.82)	$(1.11)

Diluted loss per share:
Net loss	$(2,909)	$(3,621)	$(7,974)	$(10,569)
Weighted average shares outstanding	9,762	9,551	9,727	9,513
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A	N/A	N/A

Weighted average shares and equivalents	9,762	9,551	9,727	9,513

Diluted loss per share	$(0.30)	$(0.38)	$(0.82)	$(1.11)

10. Income Taxes
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

Restatement
In September 2008, the Company concluded that previously reported financial statement information for the three and six months ended June 30, 2008 required restatement to correct an error in the accounting for cost of sales and the related impact on selling, general and administrative costs to record additional incentive compensation costs due to the change in loss before income taxes associated with the error. For the three and six months ended June 30, 2008, the deferred cost of sales on the balance sheet was understated and cost of sales in the statement of operations was overstated by $2.1 million. The incentive compensation costs increased by $0.5 million based on the revised loss before income taxes. An additional immaterial service revenue entry of $0.1 million was also recorded as part of the restatement to correct an error for the three months ended June 30, 2008.
A series of change management control failures related to the May 2008 launching of our system upgrade to the GTSI Enterprise Management System (“GEMS”) resulted in the overstatement of cost of sales for the three and six months ended June 30, 2008.
During the upgrade process, many GEMS reports were altered, including the cost of sales data collected in the logic reporting database. This functionality was prospective, meaning transactions occurring post-cutover would have their cost recorded in a detailed field and the transactions that occurred pre-cutover would have their cost recorded in a different field. To accurately report costs in a post cutover environment, both fields would have to be recorded in the logic reporting database. The logic reporting database is used to calculate deferred cost of sales for unbilled transactions where revenue recognition criteria has not been met. Because the pre-cutover data was missing from a standardized report, $2.1 million of product cost of sales was not deferred.
See Item 4 for discussion of control deficiencies.
These restatements resulted in a decrease to net loss of $1.4 million and $1.4 million, or $0.14 and $0.15 per share, for the three and six months ended June, 30, 2008, respectively. In addition, the deferred billings together with the related liabilities are reported in GTSI’s balance sheets following the restatement. These restatement entries resulted in an increase of $2.0 million in total assets as of June 30, 2008 and an increase in total liabilities of $0.5 million June 30, 2008. Additionally, the restatement entries affected the Statement of Cash Flows by reducing net loss and the adjustments to reconcile net loss to net cash provided by operating activities by $1.4 million. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated to reflect the effect of these restatements.
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

The following are some of our key indicators for the quarter and six months ended June 30, 2008.
For the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007:
•	Total sales increased $2.5 million.

•	Gross margin as a percentage of sales decreased 2.0%.

•	Selling, General & Administrative expenses decreased $2.5 million.

•	Loss before income taxes decreased $0.5 million.

•	Cash provided by operations decreased $3.5 million.
For the six months ended June 30, 2008 compared to the six months ended June 30, 2007:
•	Total sales decreased $1.3 million.

•	Gross margin as a percentage of sales decreased 0.5%.

•	Selling, General & Administrative expenses decreased $2.8 million.

•	Loss before income taxes decreased $2.3 million.

•	Cash provided by operations decreased $6.8 million.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2008		2008
	(restated		(restated
	see Note 2)	2007	see Note 2)	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.8%	85.8%	86.5%	86.0%

Gross margin	12.2%	14.2%	13.5%	14.0%
Selling, general, and administrative expenses	14.3%	16.2%	16.1%	17.0%

Loss from operations	(2.1)%	(2.0)%	(2.6)%	(3.0)%
Interest and other income (expense), net	0.3%	(0.1)%	0.0%	(0.4)%

Loss before taxes	(1.8)%	(2.1)%	(2.6)%	(3.4)%
Income tax benefit (provision)	0.0%	(0.2)%	0.0%	(0.1)%

Net Loss	(1.8)%	(2.3)%	(2.6)%	(3.5)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended				Six months ended
	June 30,				June 30,
Sales by Type	2008		2007		2008		2007
Hardware	$109.7	68.9%	$110.6	70.6%	$206.3	68.3%	$226.3	74.6%
Software	33.3	20.9%	30.6	19.5%	64.3	21.3%	48.8	16.1%
Service	13.4	8.4%	12.4	7.9%	25.3	8.4%	22.6	7.5%
Financing	2.8	1.8%	3.1	2.0%	6.1	2.0%	5.6	1.8%

Total	$159.2	100.0%	$156.7	100.0%	$302.0	100.0%	$303.3	100.0%

	Three months ended				Six months ended
Sales by Vendor (based	June 30,				June 30,
on 2008 sales)	2008		2007		2008		2007
Cisco	$31.4	19.7%	$25.9	16.5%	$52.4	17.4%	$43.1	14.2%
Microsoft	19.6	12.3%	27.2	17.4%	38.0	12.6%	38.8	12.8%
Sun Microsystems	17.8	11.2%	18.9	12.1%	35.1	11.6%	32.9	10.8%
Panasonic	15.5	9.7%	25.0	16.0%	27.3	9.0%	48.6	16.0%
Dell	13.8	8.7%	3.5	2.2%	23.9	7.9%	7.2	2.4%
Others, net of reserves and adjustments	61.1	38.4%	56.2	35.8%	125.3	41.5%	132.7	43.8%

Total	$159.2	100.0%	$156.7	100.0%	$302.0	100.0%	$303.3	100.0%

Three Months Ended June 30, 2008 Compared With the Three Months Ended June 30, 2007
Sales
Total sales, consisting of product, service and financing revenue, increased $2.5 million, or 1.6% from $156.7 million for the three months ended June 30, 2007 to $159.2 million for the three months ended June 30, 2008. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales increased $1.9 million, or 1.3%, from $141.2 million for the three months ended June 30, 2007 to $143.1 million for the three months ended June 30, 2008.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $16.9 million and $21.2 million for the three months ended June 30, 2007 and 2008, respectively. Service revenue increased $1.0 million, or 7.4% from $12.4 million for the three months ended June 30, 2007 to $13.4 million for the three months ended June 30, 2008. Service revenue as a percent of total revenue increased 0.5% from 7.9% for the three months ended June 30, 2007 to 8.4% for the three months ended June 30, 2008. The overall increase in revenue is a result of the Company’s continued focus and increased traction in the Service sector.
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

Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $2.8 million, or 12.6%, from $22.2 million for the three months ended June 30, 2007 to $19.4 million for the three months ended June 30, 2008. As a percentage of total sales, gross margin decreased 2.0% from 14.2% for the three months ended June 30, 2007 to 12.2% for the three months ended June 30, 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $2.0 million, or 12.5%, from $15.7 million for the three months ended June 30, 2007 to $13.7 million for the three months ended June 30, 2008. Product gross margin as a percentage of sales decreased 1.5 percentage points from 11.1% for the three months ended June 30, 2007 to 9.6% for the three months ended June 30, 2008. During the three months ended June 30, 2008, the Company was impacted by several large low margin deals and the Company believes this quarter to be an anomaly.
Service gross margin increased $0.4 million, or 11.8%, from $4.1 million for the three months ended June 30, 2007 to $4.5 million for the three months ended June 30, 2008. Service gross margin as a percentage of sales increased 1.3 percentage points to 34.0% for the three months ended June 30, 2008 from 32.7% for the three months ended June 30, 2007. The Company benefited from an increase in projects for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.
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
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended June 30, 2008, SG&A expenses decreased $2.5 million, or 9.9% from the same period in 2007. SG&A as a percentage of sales decreased to 14.3% in the second quarter of 2008 from 16.2% for the same period in 2007. The decrease in SG&A expenses was mainly due to lower personnel costs of $0.5 million related to lower incentive compensation costs and lower consulting costs of $1.1 million attributed to remediation efforts in 2007.
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
Income Taxes
GTSI had losses of $2.9 million and $3.4 million before income taxes for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, there was no tax benefit reported for the quarter to date book loss since it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”), there is insufficient evidence to book the tax benefit of the loss in the quarter.

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
Six Months Ended June 30, 2008 Compared With the Six Months Ended June 30, 2007
Sales
Total sales decreased $1.3 million, or 0.4% from $303.3 million for the six months ended June 30, 2007 to $302.0 million for the six months ended June 30, 2008. The sales activity of each of the three product lines are discussed below.
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
Service revenue increased $2.7 million, or 11.6% from $22.6 million for the six months ended June 30, 2007 to $25.3 million for the six months ended June 30, 2008. We net revenues where we are not the primary obligor, we netted approximately $34.4 million and $44.7 million in revenue for the six months ended June 30, 2007 and 2008, respectively. Service revenue as a percent of total revenue increased 0.9% from 7.5% for the six months ended June 30, 2007 to 8.4% for the six months ended June 30, 2008. The overall increase in revenue is a result of the Company’s continued focus and increased traction in the Service sector.
Financing revenue increased $0.5 million, or 8.1% from $5.6 million for the six months ended June 30, 2007 to $6.1 million for the six months ended June 30, 2008; due to an increase of $1.0 million of leases sold that were properly securitized from $1.7 million for the six months ended June 30, 2007 to $2.7 million for the six months ended June 30, 2008.
Sales from our top five vendors increased $6.1 million for the first six months of 2008 as compared to the same period in 2007, despite our decrease in total sales for the period, which is consistent with our ongoing efforts to strengthen our relationships with key vendors. As a percentage of total sales, the top five vendors increased 2.3 percentage points from 56.2% for the year ended June 30, 2007 to 58.5% for the year ended June 30, 2008. Sales from Cisco, Sun Microsystems, and Dell increased $9.3 million, $2.2 million, and $16.6 million, respectively, for the six months ended June 30, 2008 as compared to the same period in 2007. These increases were offset by decreased sales from Microsoft and Panasonic of $0.8 million and $21.3 million, respectively.
Gross Margin
Total gross margin decreased $1.6 million, or 3.7%, from $42.4 million for the six months ended June 30, 2007 to $40.8 million for the six months ended June 30, 2008. As a percentage of total sales, gross margin decreased 0.5 percentage points from 14.0% for the six months ended June 30, 2007 to 13.5% for the six months ended June 30, 2008.
Product gross margin decreased $3.5 million, or 11.7%, from $30.0 million for the six months ended June 30, 2007 to $26.5 million for the six months ended June 30, 2008. Product gross margin as a percentage of sales decreased 1.1 % from 10.9% for the six months ended June 30, 2007 to 9.8% for the six months ended June 30, 2008, primarily due to low margin deals in the three months ended June 30, 2008.

Service gross margin increased $2.5 million, or 30.6%, from $8.2 million for the six months ended June 30, 2007 to $10.7 million for the six months ended June 30, 2008. Service gross margin as a percentage of sales increased 6.2% to 42.5% for the six months ended June 30, 2008 from 36.3% for the six months ended June 30, 2007. This is a continued trend as the Company continues to focus on growing services.
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
Selling, General & Administrative Expenses (“SG&A”)
During the six months ended June 30, 2008, SG&A expenses decreased $2.8 million, or 5.5% from the same period in 2007. SG&A as a percentage of sales decreased to 16.1% in the first six months of 2008 from 17.0% for the same period in 2007. The decrease in SG&A expenses was mainly due to lower consulting costs of $1.8 million attributed to remediation efforts in 2007 and lower incentive related costs of $0.4 million.
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
Income Taxes
GTSI had losses of $8.0 million and $10.3 million before income taxes for the first six months of 2008 and 2007, respectively. For the first six months of 2008 and 2007, there was no tax benefit reported for the year to date book loss since it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”), there is insufficient evidence to book the tax benefit of the loss in the first six months.
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
Cash provided by operating activities for the six months ended June 30, 2008 was $28.3 million, a decrease of $6.7 million compared to the same period last year. GTSI’s current assets excluding cash decreased $20.8 million as of June 30, 2008 when compared to our December 31, 2007 balance. This decrease is due to decreased accounts receivable of $17.5 million and inventory of $8.8 million as of June 30, 2008, offset by an increase in other current assets of $2.0 million.
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
Liquidity
Our working capital as of June 30, 2008 decreased approximately $13.9 million from our working capital at December 31, 2007. GTSI’s current assets decreased $21.7 million as of June 30, 2008 when compared to our December 31, 2007 balance. This decrease is due to decreased accounts receivable of $17.5 million, inventory of $8.8 million and decreased cash of $0.8 million offset by increases in other current assets of $2.0 million. Current liabilities decreased $7.8 million from December 31, 2007 due to decreased borrowings under the Credit Facility of $18.0 million and accrued liabilities of $4.3 million offset by an increase in accounts payable of $14.5 million.
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
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. GTSI recorded a net loss of $8.0 million for the six months ended June 30, 2008. Despite this fact, we were able to maintain positive cash flow from operations due to our collection efforts during the first six months.
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
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 (“SFAS 163”). This statement clarifies recognition and measurement of claim liabilities for financial guarantee contracts and expands the disclosure requirements for these contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. Subsequent to the restatement as discussed in Note 2 to the unaudited condensed consolidated financial statements, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008, because of the material weaknesses described below. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In May 2008, our GTSI Enterprise Management System was upgraded to a new version. Although management had a documented implementation plan in place and contracted with a third party to test the data migration and the overall company transition plan, a logic error in a standardized report used to record a closing journal entry went undetected during the upgrade process. When the error was discovered during September 2008, an internal review was commenced. Through this review, management determined that a change was made to a standardized report using the database that was not supported by the implementation plan. Due to this logic error, $2.1 million of costs were expensed as cost of sales when these costs should have been deferred at June 30, 2008. A control deficiency in the data validation process of the implementation plan also caused this error to go undetected as of the end of the second quarter.
During the review, the Company discovered that a report used in connection with a financial statement close key control process contained an error. The underlying key control is a review of gross margins by order for the quarter. This gross margin review should have detected the logic error noted above. The primary report used in this key control was modified during June 2008 and was revised using the same incorrect logic noted above therefore the amounts included in the costs of sales were left off the primary report used to perform the gross margin key control review. This was a control deficiency in the key control change management process. Additionally, the Company determined that the design of the gross margin key control was not effective since the gross margin report did not contain totals to support that the report contained all of the Company’s reported gross margins.
As a result, management identified the following material weaknesses as of June 30, 2008 in change management:
•	We did not maintain effective controls over changes in our information technology systems’ operational and financial applications. Specifically, we lacked adequate controls over changes to logic in a reporting database relative to deferred cost of sales for unbilled transactions where revenue recognition criteria has not been met. Changes to the logic in the reporting database did not follow the approved change management process and lacked adequate user testing.
•
Further, an effective business performance review of gross margin was not designed and/or in operation to detect incomplete data relative to deferred cost of sales for unbilled transactions where revenue recognition criteria has not been met.
These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the three and six months ended June 30, 2008. Accordingly, our management has determined that these control deficiencies constitute material weaknesses as of June 30, 2008. The control failures that caused the error are in the process of being remediated. Management believes that the material weakness related to the logic in the reporting database has been remediated as of the filing date of this document. Management expects that the material weakness related to the business performance review of the gross margin analysis will be remediated prior to the filing of the September 30, 2008 Form 10-Q.
Changes in Internal Control over Financial Reporting
Based on the changes to the Change Management Process and the material weaknesses, discussed above, the Chief Executive Officer and the Chief Financial Officer concluded that there were changes in our internal control over financing reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q/A and our 2007 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading “Risk Factors” in Part I, Item 1A of our 2007 Form 10-K. There has been no material changes to the risk factors discussed in our 2007 Form 10-K. The risks discussed in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.
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

GTSI Corp.
Date: September 19, 2008	/s/ JAMES J. LETO
James J. Leto
Chief Executive Officer

Date: September 19, 2008	/s/ PETER WHITFIELD
Peter Whitfield
Interim Chief Financial Officer

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