Form 10-Q
period 2008-09-30
GTSI CORP
filed 2008-11-06
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as of October 31, 2008 was 9,791,273.

GTSI Corp.
Form 10-Q for the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$—	$829
Accounts receivable, net	227,214	165,317
Inventory	34,058	21,577
Deferred costs	4,504	5,615
Other current assets	7,244	5,169

Total current assets	273,020	198,507
Depreciable assets, net	11,960	12,158
Long-term receivables and other assets	15,632	16,002

Total assets	$300,612	$226,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$5,037	$18,031
Accounts payable	187,346	84,715
Financed lease debt, current portion	6,528	8,509
Accrued liabilities	13,660	14,725
Deferred revenue	1,673	2,542

Total current liablilites	214,244	128,522
Long-term debt	—	10,000
Long-term financed lease debt	5,409	9,068
Other liabilities	724	1,364

Total liabilities	220,377	148,954

Commitments and contingencies (See Note 10)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,159,486 issued and 9,824,241 outstanding at September 30, 2008; and 10,183,251 issued and 9,700,850 outstanding at December 31, 2007	50	49
Capital in excess of par value	48,800	47,097
Retained earnings	31,886	31,634
Treasury stock, 63,999 shares at September 30, 2008 and 139,994 shares at December 31, 2007, at cost	(501)	(1,067)

Total stockholders’ equity	80,235	77,713

Total liabilities and stockholders’ equity	$300,612	$226,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

SALES
Product	$233,545	$163,227	$504,196	$438,308
Service	15,331	19,183	40,599	41,822
Financing	8,183	12,632	14,254	18,248

	257,059	195,042	559,049	498,378

COST OF SALES
Product	209,896	143,104	454,080	388,206
Service	8,890	13,235	23,422	27,650
Financing	3,498	6,810	5,961	8,261

	222,284	163,149	483,463	424,117

GROSS MARGIN	34,775	31,893	75,586	74,261

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	27,541	27,637	76,243	79,169

INCOME (LOSS) FROM OPERATIONS	7,234	4,256	(657)	(4,908)

INTEREST AND OTHER INCOME, NET
Interest and other income	133	316	537	900
Equity income from affiliates	1,480	1,997	2,629	2,606
Interest expense	(644)	(954)	(2,318)	(3,299)

Interest and other income, net	969	1,359	848	207

INCOME (LOSS) BEFORE INCOME TAXES	8,203	5,615	191	(4,701)

INCOME TAX BENEFIT (PROVISION)	24	(98)	61	(350)

NET INCOME (LOSS)	$8,227	$5,517	$252	$(5,051)

EARNINGS (LOSS) PER SHARE
Basic	$0.84	$0.57	$0.03	$(0.53)

Diluted	$0.83	$0.55	$0.03	$(0.53)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,791	9,619	9,749	9,549

Diluted	9,885	9,991	9,874	9,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$252	$(5,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	24,085	30,997

Net cash provided by operating activities	24,337	25,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(2,296)	(1,737)

Net cash used in investing activities	(2,296)	(1,737)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on Credit Facility	(12,993)	(24,314)
Payment of Term Loan	(10,000)	—
Payment of deferred financing costs	—	(720)
Common Stock Purchases	(216)	—
Proceeds from equity transactions	339	1,023

Net cash used in financing activities	(22,870)	(24,011)

NET (DECREASE) INCREASE IN CASH	(829)	198

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	829	705

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$903

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
The Company recognizes software revenue pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company recognizes software related revenue, which consists of re-selling third party software licenses, which do not require significant production, modification or customization, when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on net loss. See Note 1R of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the reclassifications.
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
Stock Options
A summary of option activity under the Company’s stock incentive plans as of September 30, 2008 and changes during the nine-month period then ended is presented below:

			Weighted
			Average
			Remaining	Aggregate
	Shares	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2008	1,782	$8.08
Granted	—	—
Exercised	(45)	4.88
Forfeited	(30)	7.82
Expired	(51)	11.23

Outstanding at September 30, 2008	1,656	$8.08	3.52	$281

Exercisable at September 30, 2008	1,141	$8.41	3.05	$281

There were no options granted during the nine months ended September 30, 2008. There were 57,288 options granted during the nine months ended September 30, 2007 with a weighted-average grant-date fair value of $10.45. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.1 million and $0.8 million, respectively. During the nine months ended September 30, 2008 and 2007, 45,000 shares and 162,150 shares, respectively, of stock options were exercised under the Company’s stock option plans. The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. Due to the full valuation allowance on the Company’s deferred tax assets, no tax benefit for the exercise of stock options was recognized during the nine months ended September 30, 2008. During the nine months ended September 30, 2008 and 2007, $0.4 million and $0.5 million were recorded as stock compensation expense for stock options.
Restricted Shares
During the nine months ended September 30, 2008 and 2007, there were 39,083 and 371,326 restricted stock awards granted, respectively. During the nine months ended September 30, 2008 and 2007, $0.8 million and $0.5 million were recorded as stock compensation expense for restricted stock, respectively.
The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

		Weighted Average
	Shares	Grant-Date
	(in thousands)	Fair Value

Nonvested at January 1, 2008	378	$11.71
Granted	39	7.51
Vested	(89)	12.22
Forfeited	(24)	11.92

Nonvested at September 30, 2008	304	$11.00

Stock Appreciation Rights (“SAR”s)
For the first nine months of 2008, 26,454 stock appreciation rights were granted. During the nine months ended September 30, 2007, there were 918,006 stock appreciation rights granted. All SARs are to be settled in stock. During the nine months ended September 30, 2008 and 2007, $0.9 million and $0.4 million were recorded as stock compensation expense for SARs, respectively.
Unrecognized Compensation
As of September 30, 2008, there was $8.0 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.4 million related to stock options, $3.8 million related to stock appreciation rights and $2.8 million related to restricted stock awards. The cost for unrecognized compensation related to stock options, stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 1.7 years, 3.4 years, and 3.1 years, respectively.
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
The Company’s investments in sales-type lease receivables were as follows as of (in thousands):

	September 30, 2008	December 31, 2007
Future minimum lease payments receivable	$13,038	$13,558
Unguaranteed residual values	3,471	4,785
Unearned income	(1,788)	(2,450)

	$14,721	$15,893

The Company’s investment in other receivables was as follows as of (in thousands):

	September 30, 2008	December 31, 2007
Future minimum payments receivable	$10,623	$10,240
Unearned income	(1,428)	(1,433)

	$9,195	$8,807

5. Transferred Receivables and Financed Lease Debt
For the three and nine months ended September 30, 2008 and 2007, the Company did not transfer any financing receivables to third parties that did not meet the sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”), and were recorded as sales and cost of sales in the Company’s financial statements.
The Company recognized $0.2 million and $0.4 million of financing cost of sales associated with the secured financed lease debt for the three months ended September 30, 2008 and 2007, respectively, and $0.8 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.
6. Credit Facility and Term Loan
During 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). The gross outstanding balance of the Credit Facility as of September 30, 2008 and December 31, 2007 was $18.7 million and $22.7 million, respectively, and is included on the accompanying balance sheet, net of the Company’s lockbox cash accounts that are accessed by the lenders to pay down the Credit Facility outstanding balance, which was $13.7 million and $4.7 million as of September 30, 2008 and December 31, 2007, respectively.
The Credit Facility provides access to capital through June 2, 2010, with borrowings secured by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments (including cash dividends), purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. Prior to the third quarter, the Credit Facility carried an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. Effective September 30, 2008, the interest rate calculation was revised to only include the Prime Rate plus margin. As of September 30, 2008, GTSI had remaining available credit under the Credit Facility of $103.0 million.
The Credit Facility contains negative financial performance covenants, information covenants and certain affirmative covenants. Beginning September 30, 2008, the minimum EBITDA performance covenant was replaced with the Fixed Charge Coverage Ratio covenant. As of September 30, 2008, the Company had not been notified by its lenders, nor was the Company aware, of any default under the Credit Facility. The Company currently relies on its Credit Facility, along with its cash from operations, as its primary vehicles to finance its operations.
At December 31, 2007, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). On February 25, 2008, the Company terminated the Term Loan by making a payment of $10.2 million. The pay-off consisted of $10 million principal, $0.1 million interest and $0.1 million early termination fee.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of September 30, 2008 and December 31, 2007 were $2.4 million and $3.7 million, respectively.
7. Contract Termination Costs
In 2006, the Company recorded a charge of $0.2 million for the consolidation of facilities. In March 2007, the Company sub-leased a portion of the excess work space, and reduced its reserve by $0.1 million. These amounts are included in selling, general & administrative expenses on the accompanying Statement of Operations.
Contract termination cost reserve activities for the nine months ended September 30, 2008 was as follows (in thousands):

Contract Termination Liability as of 12/31/07	$30
Less: Cash Payments	(24)

Contract Termination Liability as of 09/30/08	$6

8. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. In periods of net loss, all dilutive shares are considered anti-dilutive.
For the three months ended September 30, 2008 and 2007, anti-dilutive employee stock options and SARs totaling 1,744,988 and 1,109,789 weighted-shares, respectively, were excluded from the calculation. Anti-dilutive employee stock options and SARs totaling 1,747,506 and 2,421,064 weighted-shares, respectively, were excluded for the nine months ended September 30, 2008 and 2007. For the three months ended September 30, 2008 and 2007, 255,038 and 0 weighted unvested restricted stock awards, respectively, have been excluded from the calculation. Weighted unvested restricted stock awards totaling 259,977 and 254,822 shares, respectively, have been excluded for the nine months ended September 30, 2008 and 2007.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings (loss) per share
Net income (loss)	$8,227	$5,517	$252	$(5,051)
Weighted average shares outstanding	9,791	9,619	9,749	9,549

Basic earnings (loss) per share	$0.84	$0.57	$0.03	$(0.53)

Diluted earnings (loss) per share:
Net income (loss)	$8,227	$5,517	$252	$(5,051)
Weighted average shares outstanding	9,791	9,619	9,749	9,549
Incremental shares attributable to the exercise of outstanding stock options	94	372	125	N/A

Weighted average shares and equivalents	9,885	9,991	9,874	9,549

Diluted earnings (loss) per share	$0.83	$0.55	$0.03	$(0.53)

9. Income Taxes
In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), GTSI recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company adopted the provisions set forth by FIN 48 effective January 1, 2007.
As of September 30, 2008 and December 31, 2007 GTSI had $0.2 million of total unrecognized tax benefits most of which would impact the effective rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.2 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2007. During the first nine months of 2008, the amount accrued for interest decreased by less than $0.1 million relating to the filing of the amended state returns reflecting adjustments from the IRS audit and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2008 and beyond.

For the quarters and nine months ended September 30, 2008 and 2007, the Company concluded that a full deferred tax valuation allowance is required for its net deferred tax assets, based on its assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” However, it is possible that the “more likely than not” criterion could be met later in 2008 or in a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations. As of December 31, 2007, the Company had fully reserved net deferred tax assets of approximately $4.6 million. A reduction in the deferred tax valuation allowance would increase income in the period such determination is made and, in subsequent periods, would decrease income as the Company would record tax provisions based upon pretax income.
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

	Nine Months Ended
	September 30,
	2008	2007
Accrued warranties at beginning of period	$283	$855
Charges made against warranty liabilities	(21)	(200)
Adjustments to warranty reserves	(152)	(411)
Accruals for additional warranties sold	84	147

Accrued warranties at end of period	$194	$391

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Deferred warranty revenue at beginning of period	$130	$506
Deferred warranty revenue recognized	(210)	(409)
Revenue deferred for additional warranties sold	415	81

Deferred warranty revenue at end of period	$335	$178

Letters of Credit
GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million as of September 30, 2008 and December 31, 2007, as a security deposit for all tenant improvements associated with the lease. Additionally, the Company provided a letter of credit in the amount of $2.4 million as of September 30, 2008 and December 31, 2007, for the new office space lease signed in December 2007.
As of September 30, 2008, the Company had an outstanding letter of credit in the amount of $1.2 million to guarantee the performance by the Company of its obligations under customer contracts.

Employment Agreements
GTSI has an employment agreement with its Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment. In addition, GTSI has change in control agreements with 17 additional executives and key employees, and severance agreements with eight other executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of September 30, 2008, no accruals have been recorded for these agreements.
Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of September 30, 2008, GTSI is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on GTSI’s financial position or results of operations.
11. Related Party Transactions
GTSI serves as the mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $0.4 million investment in Eyak and assumed a 37% ownership of Eyak. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. At September 30, 2008 and December 31, 2007 the investment balance for Eyak was $4.0 million and $2.9 million, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are $1.0 million for the nine months ended September 30, 2008 and 2007, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations. GTSI recognized sales to EG Solutions (“EGS”), a wholly owned subsidiary of Eyak, totaling $20.3 million for the nine months ended September 30, 2008.
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
The following table summarizes Eyak’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$81,346	$51,410	$182,878	$134,733
Gross margin	$9,035	$5,869	$19,524	$12,886
Net income	$4,118	$3,086	$6,996	$4,666
12. Subsequent Event
On October 20, 2008, the Company received notification from Eyak to terminate the mentor relationship under the Mentor-Protégé Program offered under SBAs 8(a) program. The Company does not expect this to have a material impact on its financial position or results of operations.

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
During the past two years, we have accelerated our realignment around solutions that we believe will provide us with a greater opportunity for sustained return on investment. We have directed our attention to government solutions, including unified communications, network security, mobile evidence capture, storage consolidation, and server consolidation.
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
The following are some of our key indicators for the quarter and nine months ended September 30, 2008.
For the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007:
•	Total sales increased $62.0 million.

•	Gross margin increased $2.9 million.

•	Selling, General & Administrative expenses decreased $0.1 million.

•	Earnings before income taxes increased $2.6 million.

•	Cash provided by operations increased $5.2 million.
For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:
•	Total sales increased $60.7 million.

•	Gross margin increased $1.3 million.

•	Selling, General & Administrative expenses decreased $2.9 million.

•	Earnings before income taxes increased $4.9 million.

•	Cash provided by operations decreased $1.6 million.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.5%	83.6%	86.5%	85.1%

Gross margin	13.5%	16.4%	13.5%	14.9%
Selling, general, and administrative expenses	10.7%	14.2%	13.6%	15.9%

Income (loss) from operations	2.8%	2.2%	(0.1)%	(1.0)%
Interest and other income (expense), net	0.4%	0.7%	0.2%	0.0%

Income (loss) before taxes	3.2%	2.9%	0.1%	(1.0)%
Income tax benefit (provision)	0.0%	(0.1)%	0.0%	(0.1)%

Net Income (loss)	3.2%	2.8%	0.1%	(1.1)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sales by Type	2008		2007		2008		2007
Hardware	$191.3	74.3%	$129.0	66.2%	$397.6	71.1%	$355.4	71.2%
Software	42.3	16.5%	34.2	17.5%	106.5	19.1%	83.0	16.7%
Service	15.3	6.0%	19.2	9.8%	40.6	7.3%	41.8	8.4%
Financing	8.2	3.2%	12.6	6.5%	14.3	2.5%	18.2	3.7%

Total	$257.1	100.0%	$195.0	100.0%	$559.0	100.0%	$498.4	100.0%

	Three Months Ended				Nine Months Ended
Sales by Vendor	September 30,				September 30,
(based on 2008 sales)	2008		2007		2008		2007
Cisco	$61.9	24.1%	$46.8	24.0%	$114.3	20.4%	$89.9	18.0%
Sun Microsystems	27.3	10.6%	27.5	14.1%	62.5	11.2%	60.4	12.1%
Dell	30.2	11.8%	8.6	4.4%	54.1	9.7%	15.8	3.2%
Microsoft	13.5	5.2%	11.7	6.0%	51.5	9.2%	50.5	10.1%
Panasonic	19.0	7.4%	21.4	11.0%	46.3	8.3%	70.0	14.0%
Others, net of reserves and adjustments	105.2	40.9%	79.0	40.5%	230.3	41.2%	211.8	42.6%

Total	$257.1	100.0%	$195.0	100.0%	$559.0	100.0%	$498.4	100.0%

Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007
Sales
Total sales, consisting of product, service and financing revenue, increased $62.0 million, or 31.8% from $195.0 million for the three months ended September 30, 2007 to $257.1 million for the three months ended September 30, 2008. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales increased $70.3 million, or 43.1%, from $163.2 million for the three months ended September 30, 2007 to $233.5 million for the three months ended September 30, 2008. The overall increase in product revenue is the result of significantly higher hardware sales during the three months ended September 30, 2008 as compared to the same period in 2007 due to increased orders within various programs with the Department of Defense and other Civilian Agencies along with improved traction in other agencies. Product revenue as a percent of total revenue increased 7.1% from 83.7% for the three months ended September 30, 2007 to 90.8% for the three months ended September 30, 2008.

Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $25.3 million and $37.0 million for the three months ended September 30, 2007 and 2008, respectively. Service revenue decreased $3.9 million, or 20.1% from $19.2 million for the three months ended September 30, 2007 to $15.3 million for the three months ended September 30, 2008. This decrease is due to an increased proportion of third-party service sales netted during the three months ended September 30, 2008 and one significant project during the three months ended September 30, 2007. Service revenue as a percent of total revenue decreased 3.8% from 9.8% for the three months ended September 30, 2007 to 6.0% for the three months ended September 30, 2008.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FAS 140, and the sale of previously leased equipment. Financing revenue decreased $4.4 million, or 35.2% from $12.6 million for the three months ended September 30, 2007 to $8.2 million for the three months ended September 30, 2008; due to decreased lease residual sales of $8.1 million because of an unusual high volume of sales during the three months ended September 30, 2007; partially offset by $3.5 million increase in the sale on new leases that were properly securitized under FAS 140.
Although we offer our customers access to products from hundreds of vendors, 59.1% of our total sales in the third quarter of 2008 were products from five vendors; Cisco was our top vendor in the third quarter of 2008 with sales of $61.9 million. Sales from these five vendors increased by $35.9 million, or 30.9% for the three months ended September 30, 2008. As a percent of total sales the third quarter of 2008 top five vendors decreased 0.4 percentage points to 59.1% for the three months ended September 30, 2008 from 59.5% for the three months ended September 30, 2007. Hewlett Packard, which was a top five vendor for the three months ended September 30, 2007, was replaced by Dell in our list of top five vendors for the three months ended September 30, 2008. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. Consistent with 2007, our strategic partners in 2008 are Sun Microsystems, Cisco, Microsoft, Hewlett Packard, Panasonic and Network Appliance.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, increased $2.9 million, or 9.0%, from $31.9 million for the three months ended September 30, 2007 to $34.8 million for the three months ended September 30, 2008. As a percentage of total sales, gross margin for the three months ended September 30, 2008 decreased 2.9% from the three months ended September 30, 2007. The gross margin activity of each of the three product lines are discussed below.
Product gross margin increased $3.5 million, or 17.5%, from $20.1 million for the three months ended September 30, 2007 to $23.6 million for the three months ended September 30, 2008 due to the higher product sales for the three months ended September 30, 2008 as compared to the same period in 2007 due to some large orders with the Department of Defense and other Civilian Agencies. Product gross margin as a percentage of sales decreased 2.2 percentage points from 12.3% for the three months ended September 30, 2007 to 10.1% for the three months ended September 30, 2008. During the three months ended September 30, 2008, the Company was impacted by competitive pricing pressure within certain pockets of the hardware commodity segment.
Service gross margin increased $0.5 million, or 8.3%, from $5.9 million for the three months ended September 30, 2007 to $6.4 million for the three months ended September 30, 2008. This increase was mainly due to higher gross margins on professional service contracts for the three months ended September 30, 2008 as compared to the same period in 2007. Service gross margin as a percentage of sales increased 11.0 percentage points to 42.0% for the three months ended September 30, 2008 from 31.0% for the three months ended September 30, 2007.

Financing gross margin decreased $1.1 million, or 19.5% from $5.8 million for the three months ended September 30, 2007 to $4.7 million for the three months ended September 30, 2008 due to a decrease of $3.2 million related to lease residual sales partially offset by $1.7 million increase in the sale of new leases that were properly securitized under FAS 140. Gross margin as a percentage of sales increased 11.2 percentage points from 46.1% for the three months ended September 30, 2007 to 57.3% for the three months ended September 30, 2008, due to increased margin percentages in leases sold that were properly securitized and higher margins on amortized interest income on leases that are not securitized or have not met the sale criteria under FAS 140.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended September 30, 2008, SG&A expenses decreased $0.1 million, or 0.3% from the same period in 2007. SG&A as a percentage of sales decreased to 10.7% in the third quarter of 2008 from 14.2% for the same period in 2007. The decrease in SG&A expenses was mainly due to lower consulting costs of $0.7 million attributed to remediation efforts in 2007; partially offset by higher professional fees of $0.3 million 2008.
Interest and Other Income, Net
Interest and other income, net, for the three months ended September 30, 2008 was $1.0 million as compared to $1.4 million for the same period in 2007. The decrease in interest income, net, was mainly due to lower equity income of $0.5 million partially offset by lower interest expense of $0.3 million. Equity income related to our equity investments in Eyak Technology, LLC decreased $0.5 million in 2008 compared with prior year. The Company has focused efforts on cash management and continues to maintain a strong balance sheet which enabled the Company to have minimal borrowings under the Credit Facility for the three months ended September 30, 2008.
Income Taxes
GTSI had earnings of $8.2 million and $5.6 million before income taxes for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, less than $0.1 million was recognized as tax expense. For the three months ended September 30, 2007, there was no tax benefit reported for the quarter since the current quarter income did not exceed prior quarters losses and it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”), there is insufficient evidence to book a tax benefit on the year to date loss in the quarter.
For the three months ended September 30, 2008, GTSI recorded less than $0.1 million in income tax benefit related to an adjustment in a FIN 48 liability and true-up for the filing of the 2007 tax returns. For the three months ended September 30, 2007, GTSI recorded less than $0.3 million in income tax expense as a result of an increase in a FIN 48 liability and related accrued interest.
For the quarters and nine months ended September 30, 2008 and 2007, the Company concluded that a full deferred tax valuation allowance is required for its net deferred tax assets, based on its assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” However, it is possible that the “more likely than not” criterion could be met later in 2008 or in a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations. As of December 31, 2007, the Company had fully reserved net deferred tax assets of approximately $4.6 million. A reduction in the deferred tax valuation allowance would increase income in the period such determination is made and, in subsequent periods, would decrease income as the Company would record tax provisions based upon pretax income.

Nine Months Ended September 30, 2008 Compared With the Nine Months Ended September 30, 2007
Sales
Total sales increased $60.7 million, or 12.2% from $498.4 million for the nine months ended September 30, 2007 to $559.0 million for the nine months ended September 30, 2008. The sales activity of each of the three product lines are discussed below.
Product revenue increased $65.9 million, or 15.0%, from $438.3 million for the nine months ended September 30, 2007 to $504.2 million for the nine months ended September 30, 2008. Product revenue as a percent of total revenue increased 2.3 percentage points from 87.9% for the nine months ended September 30, 2007 to 90.2% for the nine months ended September 30, 2008. The increase in product revenue is the result of higher hardware sales during the three months ending September 30, 2008. The Company was able to close several large orders within various programs with the Department of Defense and other Civilian Agencies, along with improved traction in other agencies, which significantly increased product revenue for the nine months ended September 30, 2008 as compared to the same period in 2007.
Service revenue decreased $1.2 million, or 2.9% from $41.8 million for the nine months ended September 30, 2007 to $40.6 million for the nine months ended September 30, 2008. We net revenues where we are not the primary obligor, we netted approximately $59.7 million and $81.7 million in revenue for the nine months ended September 30, 2007 and 2008, respectively. This decrease is due to an increased proportion of third-party service sales netted during the nine months ended September 30, 2008 and one significant project during the three months ended September 30, 2007. Service revenue as a percent of total revenue decreased 1.1% from 8.4% for the nine months ended September 30, 2007 to 7.3% for the nine months ended September 30, 2008.
Financing revenue decreased $4.0 million, or 21.9% from $18.2 million for the nine months ended September 30, 2007 to $14.3 million for the nine months ended September 30, 2008; due to lower lease residual sales because of an unusual high volume of sales during the three months ended September 30, 2007; partially offset by higher sales of new leases that were properly securitized under FAS 140. Lease residual sales decreased $7.6 million, from $10.3 million for the nine months ended September 30, 2007 to $2.7 million for the nine months ended September 30, 2008; whereas leases sold that were properly securitized increased $4.5 million, from $3.4 million for the nine months ended September 30, 2007 to $7.9 million for the nine months ended September 30, 2008.
Sales from our top five vendors increased $42.1 million for the first nine months of 2008 as compared to the same period in 2007. As a percentage of total sales, the top five vendors increased 1.4 percentage points from 57.4% for the year ended September 30, 2007 to 58.8% for the year ended September 30, 2008. Sales from Cisco, Sun Microsystems, Dell, and Microsoft increased $24.4 million, $2.1 million, $38.3 million and $1.0 million, respectively, for the nine months ended September 30, 2008 as compared to the same period in 2007. These increases were partially offset by decreased sales from Panasonic of $23.7 million.
Gross Margin
Total gross margin increased $1.3 million, or 1.8%, from $74.3 million for the nine months ended September 30, 2007 to $75.6 million for the nine months ended September 30, 2008. As a percentage of total sales, gross margin decreased 1.4 percentage points from 14.9% for the nine months ended September 30, 2007 to 13.5% for the nine months ended September 30, 2008.
Product gross margin was $50.1 million for the nine months ended September 30, 2008 and 2007, respectively. The higher product sales for the nine months ended September 30, 2008 were offset by a lower product gross margin in 2008 compared to 2007. Product gross margin as a percentage of sales decreased 1.5% from 11.4% for the nine months ended September 30, 2007 to 9.9% for the nine months ended September 30, 2008, primarily due to competitive pricing pressure within certain pockets of the hardware commodity segment during the nine months ended September 30, 2008.
Service gross margin increased $3.0 million, or 21.2%, from $14.2 million for the nine months ended September 30, 2007 to $17.2 million for the nine months ended September 30, 2008. This increase is due to improvements in both professional services and third-party services and the Company’s continued focus on growing the service business along with higher gross margins on professional service contracts for the nine months ended September 30, 2008 as compared to the same period in 2007. Service gross margin as a percentage of sales increased 8.4% to 42.3% for the nine months ended September 30, 2008 from 33.9% for the nine months ended September 30, 2007.
Financing gross margin decreased $1.7 million, or 17.0%, from $10.0 million for the nine months ended September 30, 2007 to $8.3 million for the nine months ended September 30, 2008 due to a decrease of $3.4 million related to lease residual sales partially offset by $1.9 million increase in the sale of new leases that were properly securitized under FAS 140. Gross margin as a percentage of sales increased 3.5% from 54.7% for the nine months ended September 30, 2007 to 58.2% for the nine months ended September 30, 2008, mainly due to higher margins on amortized interest income on leases that are not securitized or have not met the sale criteria under FAS 140.

Selling, General & Administrative Expenses (“SG&A”)
During the nine months ended September 30, 2008, SG&A expenses decreased $2.9 million, or 3.7% from the same period in 2007. SG&A as a percentage of sales decreased to 13.6% in the first nine months of 2008 from 15.9% for the same period in 2007. The decrease in SG&A expenses was mainly due to lower consulting costs of $2.6 million attributed to remediation efforts in 2007 and lower marketing related costs of $1.4 million; partially offset by higher personnel related costs of $1.5 million consisting mainly of $1.4 million in higher health related costs due to increase claims activity in 2008 compared to the same period in 2007.
Interest and Other Income, Net
Interest and other income, net, for the nine months ended September 30, 2008 was $0.8 million as compared to $0.2 million for the same period in 2007. The improvement in interest and other income, net, was mainly due to lower interest expense of $1.0 million due to lower debt balances in 2008; partially offset by lower purchase discounts of $0.3 million in 2008. Equity income related to our equity investments in Eyak Technology, LLC was $2.6 million in 2008 and 2007.
Income Taxes
GTSI had earnings of $0.2 million before income taxes for the first nine months of 2008 and a loss of $4.7 before income taxes for the first nine months of 2007. For the first nine months of 2008, a tax expense of less than $0.2 million was reported for the year to date book income. For the first nine months of 2007, there was no tax benefit reported for the year to date book loss since it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”), there is insufficient evidence to book the tax benefit of the loss in the first nine months.
For the nine months ended September 30, 2008, GTSI recorded less than $0.1 million in income tax benefit as a result of a reduction in a FIN 48 liability, related accrued interest and true-up for the filing of the 2007 tax returns. For the nine months ended September 30, 2007, GTSI recorded less than $0.3 million in income tax expense as a result of an increase in a FIN 48 liability and related accrued interest.
For the quarters and nine months ended September 30, 2008 and 2007, the Company concluded that a full deferred tax valuation allowance is required for its net deferred tax assets, based on its assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” However, it is possible that the “more likely than not” criterion could be met later in 2008 or in a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations. As of December 31, 2007, the Company had fully reserved net deferred tax assets of approximately $4.6 million. A reduction in the deferred tax valuation allowance would increase income in the period such determination is made and, in subsequent periods, would decrease income as the Company would record tax provisions based upon pretax income.
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

Liquidity and Capital Resources
Cash flows for the nine months ended September 30,

			Increase
(in millions)	2008	2007	(Decrease)

Cash provided by operating activities	$24.3	$25.9	$(1.6)
Cash used in investing activities	$(2.3)	$(1.7)	$0.6
Cash used in financing activities	$(22.9)	$(24.0)	$(1.1)
During the nine months ended September 30, 2008, our cash balance decreased $0.8 million from our December 31, 2007 balance.
Cash provided by operating activities for the nine months ended September 30, 2008 was $24.3 million, a decrease of $1.6 million compared to the same period last year. This decrease was primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and accrued liabilities.
Cash used in investing activities for the nine months ended September 30, 2008 was $2.3 million, an increase of $0.6 million as compared with the same period in 2007. This increase was due to higher purchase of depreciable assets.
Cash used in financing activities for the nine months ended September 30, 2008 was $22.9 million, a decrease of $1.1 million as compared with the same period in 2007. The decrease was predominantly due to an $11.3 million decrease in net repayments under the Credit Facility, offset by the $10.0 million pay-off of the Term Loan.
Credit Facility and Term Loan
During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”).
The Credit Facility provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make dividends and other restricted payments (including cash dividends), purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. The Credit Facility carries an interest rate generally indexed to the Prime Rate plus margin. As of September 30, 2008 we had available credit under the Credit Facility of $103.0 million.
The Credit Facility contains negative financial performance covenants, including the Fixed Charge Coverage Ratio covenant for each period, information covenants and certain affirmative covenants. As of September 30, 2008, the Company had not been notified by its lenders, nor was the Company aware, of any default under the Credit Facility. The Company currently relies on its Credit Facility, along with its cash from operations, as its primary vehicle to finance its operations.
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

Liquidity
Our working capital as of September 30, 2008 decreased approximately $11.2 million from our working capital at December 31, 2007. GTSI’s current assets increased $74.5 million as of September 30, 2008 when compared to our December 31, 2007 balance. This increase is due to increased accounts receivable of $61.9 million, inventory of $12.5 million and other current assets of $2.1 million. Current liabilities increased $85.7 million from December 31, 2007 due to an increase in accounts payable of $102.6 million offset by decreased borrowings under the Credit Facility of $13.0 million.
As the Company continues to improve its credit worthiness, we are no longer required to extend letters of credit with our vendors as collateral for lines of credit. As of September 30, 2008, we no longer had outstanding letters of credit extended to our vendors, which has increased our availability within our Credit Facility. The Company continues to secure increased vendor lines of credit to manage purchasing and maintain a higher level of liquidity which has also increased our availability within the Credit Facility. As of September 30, 2008, the balance outstanding under these vendor lines of credit was $155.7 million with additional availability of $52.3 million.
The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. No shares of common stock were purchased during the nine months ended September 30, 2007 for treasury stock. Through net share settlements, the Company acquired 23,358 shares in the first quarter of 2008 at a cost of $9.06 per share and 548 shares in the third quarter of 2008 at a cost of $7.82 per share. Although $5.1 million remains authorized by our Board of Directors for share repurchases, the terms of our Credit Agreement, excluding net share settlements, restrict us from purchasing our stock until 2010.
Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the first nine months of 2008.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus margin as of September 30, 2008. GTSI’s Term Loan of $10 million indexed at Prime plus 5.25% was paid in full on February 25, 2008. The Credit Facility exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in additional interest expense during the three months ended September 30, 2008 of $0.1 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. At September 30, 2008 we had no outstanding variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $5.4 million and $9.1 million at September 30, 2008 and December 31, 2007, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Based on the changes to the Routine-Revenue Process, discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that there were changes in our internal control over financing reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management previously identified the following two material weaknesses in change management that existed as of June 30, 2008:
•	We did not maintain effective controls over changes in our information technology systems’ operational and financial applications. Specifically, we lacked adequate controls over changes to logic in a reporting database relative to deferred cost of sales for unbilled transactions where revenue recognition criteria have not been met. Changes to the logic in the reporting database did not follow the approved change management process and lacked adequate user testing.

•	Further, an effective business performance review of gross margin was not designed and/or in operation to detect incomplete data relative to deferred cost of sales for unbilled transactions where revenue recognition criteria has not been met.
Management previously reported that the material weakness related to the logic in the reporting database was remediated during the third quarter. During the quarter ended September 30, 2008, management strengthened the existing routine-revenue controls by adding a reconciliation feature to the report used by management to review gross margin at the order-level. The reconciliation ensures that incomplete data relative to deferred cost of sales for unbilled transactions where revenue recognition criteria has not been met is detected and that management can ensure completeness of the review. Management also added a monthly roll-forward to certain standard revenue closing entries in order to ensure completeness. As of September 30, 2008, management has documented and tested controls over the routine-revenue process, including additional business performance review procedures of gross margin. Based on test work, management believes the material weakness in the revenue recognition process related to the business performance review of gross margin has been remediated.

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

GTSI Corp.

Date: November 6, 2008	/s/ JAMES J. LETO

James J. Leto Chief Executive Officer

Date: November 6, 2008	/s/ PETER WHITFIELD

Peter Whitfield
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