Form 10-K/A
period 2007-12-31
GTSI CORP
filed 2008-11-13
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of GTSI Corp. (“GTSI” or the “Company”) amends the Company’s Annual Report on Form 10-K for the 12 months ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 14, 2008 (“Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of including the 2006 audited financial statements for Eyak Technology, LLC as required by Rule 3-09 of Regulation S-X and the related consent of Aronson & Company (Exhibit 23.2). Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 14, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.
By:	/s/ JAMES J. LETO
James J. Leto
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 13, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES J. LETO James J. Leto	Chief Executive Officer (Principal Executive Officer)	November 13, 2008

/s/ PETER WHITFIELD Peter Whitfield	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2008

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
10.1	GTSI Employee’s 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto (3)
10.2	Employee Stock Purchase Plan, as amended to date (4)
10.3	1994 Stock Option Plan, as amended to date (5)
10.4	Amended and Restated 1996 Stock Incentive Plan (6)
10.5	1997 Non-Officer Stock Option Plan, as amended to date (7)
10.6	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility (8)
10.7	Lease dated December 10, 1997 between the Company and Petula Associates, Ltd. and Amendment for headquarters facility (8)
10.8	Second Amendment to Deed of Lease dated February 11, 2005 between the Company and AG/ARG Avion, L.L.C. (successor-in-interest to Petula Associates, Ltd.) for headquarters facility. (3)
10.9	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (9)
10.10	Credit Agreement dated as of June 2, 2006 between GTSI Corp., and Crystal Capital Fund, L.P. (9)
10.11	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (10)
10.12	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp. and Crystal Capital Fund, L.P. (10)
10.13	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (11)
10.14	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (11)
10.15	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank. (13)
10.16	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp. the Lenders, the other Borrower Parties, and Crystal Capital Fund, L.P. (13)
10.17	Amended and Restated 2007 Stock Incentive Plan (18)
10.18	Lease dated December 5, 2007 between the Company and SP Herndon Development LP for new headquarters facility (19)
10.19	Payment in full by the Company of its subordinated secured term loan agreement with Crystal Capital Fund, L.P. (20)
10.20	GTSI Corp. Long Term Incentive Plan * (14)
10.21	GTSI 2005 Executive Incentive Compensation Plan * (3)
10.22	Form of GTSI Change in Control Agreement *(3)
10.23	Transition Agreement with M. Dendy Young dated February 15, 2006* (15)
10.24	Employment Agreement dated February 16, 2006 between the Registrant and James J. Leto* (16)
10.25	Form of GTSI Severance Agreement *(17)
10.26	Amendment to Employment Agreements date June 8, 2007* (22)
10.27	Employment Agreement dated December 1, 2007 between the Registrant and Scott Friedlander* (23)
14.1	Code of Ethics (12)
16.1	Changes in Company’s Certifying Accountant (21)
23.1	Consent of PricewaterhouseCoopers LLP (24)
23.2	Consent of Aronson & Company (filed herewith)
23.3	Consent of Ernst & Young LLP (24)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

Exhibit
Number	Description
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Consolidated Financial Statements for Eyak Technology, LLC for the years ended December 31, 2007 and 2006 (audited) (filed herewith)
99.2	Consolidated Financial Statements for Eyak Technology, LLC for the year ended December 31, 2005 (unaudited) (filed herewith)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2007.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2005.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(14)	Incorporated by reference to Appendix B of the Registrant’s 2004 Proxy Statement

(15)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 15, 2006.

(16)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 16, 2006.

(17)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2006.

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

(19)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2007.

(20)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 25, 2008.

(21)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 5, 2007.

(22)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 8, 2007.

(23)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 1, 2007.

(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

5