Form 10-K
period 2008-12-31
GTSI CORP
filed 2009-03-05
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File Number: 0-19394
GTSI CORP.
(Exact name of registrant as specified in its charter)

Delaware	54-1248422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2553 Dulles View Drive, Suite 100, Herndon, VA	20171-5219
(Address of principal executive offices)	(Zip Code)
703-502-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.005 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2008 was $61,193,442.
The number of shares outstanding of the registrant’s common stock on February 27, 2009 was 9,868,150.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of GTSI’s Stockholders scheduled to be held on April 23, 2009.

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
PART I
ITEM 1. BUSINESS
Overview
Founded in 1983, GTSI Corp. is a Delaware corporation with over 25 years of experience focused exclusively on selling information technology (“IT”) products and solutions to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries. During this period, our customers have come to rely on GTSI to translate business challenges into practical technology solutions for today’s governments. “GTSI” is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.
We sell to departments and agencies of the U.S. Federal Government, as well as state and local governments, and prime contractors. Our total sales were $821 million, $723 million and $863 million for the years ended December 31, 2008, 2007 and 2006, respectively. We offer a competitive mix of logistical and procurement support to our customers. The approximate percentage of our sales by customer type for the years ended December 31 was:

	2008	2007	2006
Federal Government	70%	63%	72%
Prime Contractors	23%	27%	20%
State and Local Governments	7%	10%	8%

Total	100%	100%	100%
Additional information related to net income (loss), total assets, significant customers and long-lived assets is provided in the consolidated financial statements and the accompanying notes to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.
The IT solutions we offer to our customers are enterprise product-based, with many including a service component. Enterprise product-based components are identified and purchased by government procurement officers under standard government contracts, ranging from single agency contracts to those which are available to the entire U.S. Federal Government or state government contracts such as U.S. Communities. We are well-positioned to fulfill the requirement of having an appropriate contract vehicle as we hold a contract portfolio that includes nearly four dozen such contracts, including many major Federal agency-specific contracts.
To fulfill product demand, we maintain an ISO 9001:2000-registered Integration and Distribution Center containing approximately 142,000 square-feet in Northern Virginia, adjacent to Washington Dulles International Airport. We use the proximity to the airport and close systems relationships with our customers and vendors to assure timely delivery for our customers’ mission-critical applications. We leverage our Integration and Distribution Center and matching logistics expertise to offer a wide variety of managed fulfillment and value added services such as:
•	Hardware integration

•	Customer image propagation

•	Automated system diagnostics and data capture

•	Customer asset tagging

•	Complex configurations of various IT solutions, such as Voice over Internet Protocol (“VoIP”)

Additionally, GTSI’s customer operations and purchasing teams are ISO 9001:2000-registered.
To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a financial services capability to manage the entire technology lifecycle. GTSI offers lease arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expense. This is especially important to agencies whose budget planning requirements cover several future years, but whose technology needs cannot be accurately planned on the same timeline. It also helps agencies keep their information management resources focused on the flow and security of agency information, rather than ownership of the technology itself.
Business Strategy
GTSI is committed to and focused on providing enterprise infrastructure technology solutions to the government customer. We believe there are significant opportunities to increase profitability through the continued development of our existing business by focusing on financial and professional services, and to expand on our relatively low market share within the growing government IT market.
GTSI continues to evolve as a provider of value-added enterprise infrastructure solutions that include both products and services to our government and system integrator customers. We have been successful in providing technical assistance to support complex, multi-vendor solutions and in priming as well as subcontracting with other service providers. While the larger infrastructure solutions sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. Going forward, we will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable. Specifically, we plan to:
Continue Focusing on the Government IT Market
Because of our exclusive focus on government, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, our marketing activities and sales force have been effective at reaching and servicing the government market, which consists of government IT executives including chief information officers, procurement and contracting officers, information resource managers, as well as systems integrators, value-added resellers and prime contractors.
Leverage Technology Lifecycle Management (“TLM”)
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
Retain and Obtain Government Contracts and Utilize Flexible Contract Vehicles
GTSI holds a wide range of government contracts, including multi-million dollar, multi-year contracts with the Department of Defense (“DoD”) and various civilian agencies, as well as several multiple award schedules and blanket purchasing agreements with a variety of DoD, civilian agencies, state, and local agencies. In addition, we also serve as a subcontractor, providing products and services to other companies holding government contracts. GTSI intends to continue identifying and pursuing contract vehicles that best leverage our broad selection of solutions, services, integration and distribution capabilities and partner relationships.

Continue to expand our Solution and Services
Over the course of 2008, GTSI was successful in developing and delivering services opportunities that expanded beyond a single technology, rather a host of technology set to fulfill our customer’s requirements. GTSI will continue to focus on this area most particularly in our Physical Security practice where this has become most prevalent, due to federal funding backed by the Department of Homeland Security (“DHS”). Integrated CCTV systems with networking, storage and communication requirements require specialize expertise that GTSI has successfully developed.
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
Customers
Federal Government & Prime Contractors
GTSI has been exclusively dedicated to the Federal, state and local government marketplaces since our inception in 1983. Historically, over 20% of our revenue comes indirectly from the prime contractor community. Our most significant indirect subcontracts are held with companies such as Raytheon, General Dynamics, SAIC, Northrop Grumman and Lockheed Martin. Our top customer relationships include the Department of Army, Department of Veterans Affairs, Department of Homeland Security, Internal Revenue Service and the Federal Bureau of Investigation. GTSI derives the majority of its sales from Federal Civilian and DOD sectors; we are focused on continuing to grow our positions in the state and local and U.S. Intelligence marketplaces. The breakout of our U.S. Federal Government sales is approximated below:

	2008	2007	2006
Department of Defense	43%	34%	39%
Civilian Agencies and Departments	32%	36%	39%
Prime Contractors	25%	30%	22%

Total	100%	100%	100%
State and Local
GTSI’s sales in the high potential state and local government market are generated mostly from county and city agencies. With over $1 billion available to ensure protection against terrorist and criminal threats, our focus will continue to expand and penetrate this market segment with a strategic focus that will include concentration in education, city infrastructure, and maritime ports and airports for our Physical Security practice. Law enforcement and public safety continue to be a focus with growth including solutions and services generated from our Mobile Evidence Capture (“MEC”) practice. MEC enables digital in-car video evidence to be captured, transmitted, stored and retrieved without human touch or manipulation to quickly and effectively comply with legacy manual and analog evidence to prosecution processes for civil and criminal cases. Much like Physical Security solutions, MEC is moving from analog to digital leveraging GTSI technical resources, competencies in security, wireless, networking and storage using existing processes for project management and services implementation.
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

We pursue formal government bids for IDIQ contracts and BPAs. Substantially, all of these bids are awarded on a “best value” to the government basis (which, depending on the bid, can be a combination of price, management and or technical expertise, past performance on other government contracts and other factors). We seek to use our professional services and other delivery capabilities, vendor partnerships, purchasing power, supply chain management and procurement expertise to compete successfully on these bids. These major procurements may equal millions of dollars in total sales, span multiple years and provide a purchasing vehicle for many government agencies. Items offered under our contracts include IT infrastructure (e.g. personal computing and communication devices, server/storage systems, networking equipment, security systems, enterprise software), program/project management, technical/engineering services, life-cycle maintenance, training and services.
The majority of our contracts allow GTSI to deliver comprehensive, enterprise-wide solutions that include both products and professional services. GTSI has recently established a team of experienced Program Managers to increase the size and scope of our program/contract portfolio, manage programs of increasing complexity, and strengthen profitability for the company.
General Services Administration
GTSI holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA Center for IT Schedule Programs. In March 2002, the U.S. Federal Government formally exercised its first of three five-year options to extend the GTSI contract through March 31, 2007. This schedule has since been extended through April 1, 2009 while GTSI is in negotiations on a new contract. As a result of GTSI’s strong performance in our Services sector, we were able to successfully justify and receive an award on both increased labor rates on the existing Schedule 70 contract, as well as expansion of new labor categories that appropriately define our business. Similarly, GTSI’s solution and service approach was recognized by GSA in our 2007 MOBIS contract award for consulting services.
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
Indefinite Delivery/Indefinite Quantity
GTSI holds a number of IDIQ vehicles, through which the government establishes a purchasing vehicle and/or allocates funds for future purchases, without specifying purchase dates or quantity. IDIQ contracts offer greater flexibility than GSA contracts because they typically allow products and services to be added quickly and allow contractors more pricing flexibility. There are three types of IDIQ contracts: government-wide acquisition contracts (“GWAC”), multi-agency contracts (“MAC”) and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single Federal agency for government-wide use upon approval by the Office of Management and Budget, while MACs accept orders from the same agency, and from other agencies under the authority of the Economy Act.
Task Order Contracts
GTSI has also entered into a number of Task Order contracts with Federal Government agencies. Task Order contracts specify the period of performance, including the number of option periods, and specify the quantity and scope of products and services the Federal Government will acquire under the contract. Task Order contracts allow agencies to enter into contracts before their specific service/product requirements are known. After award of the master contract, the Federal Government will issue individual task orders, as needed, to address specific defined requirements. Task orders typically include a statement of work (“SOW”), and/or a bill of materials (“BOM”) that define the services or products the contractor will be obligated to deliver.

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
State and Local
In 2003, GTSI was awarded the U.S. Communities (“USC”) contract, which is a pre-competed cooperative purchasing agreement available to cities, counties, special districts (airport, water, etc.), state agencies, K-12 schools, higher education, and large non-profits such as hospitals and clinics in all 50 U.S. states. Our USC contract is our primary contract vehicle for the state and local sales organization. In addition, GSA provides access to state and local government agencies to utilize GSA Schedules. Multi-state contracts enable individual states to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. The USC contract expires on April 30, 2009. As of early March 2009, GTSI is a top finalist in the USC Contract re-solicitation. If awarded, GTSI will hold the contract for four consecutive years with a two to three-year extension. If not awarded, GTSI has various alternative funding vehicles to bring our solutions to market and would expect minimal impact on our 2009 consolidated financial results.
The solutions sold under the USC contract utilize competitive labor rates for professional services at a firm-fixed price; however, volume discounts are available to public agencies based on buying power. With solutions such as Physical Security and Mobile Evidence Capture as a focus, USC allows us to maintain compliance with funding milestones, act as the project manager, and provide the delivery engineering and project management to achieve customer acceptance and mission compliance.
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
Solutions, Services and Products
GTSI continuously monitors and evaluates existing and emerging technologies and trends to ensure that we offer our customers the most appropriate technology for their demanding applications. GTSI provides our customers IT infrastructure solutions and services custom to their specific needs.

Technology Lifecycle Management
GTSI’s TLM methodology combines professional and financial services with strong industry partnerships into a comprehensive framework for managing each phase of IT infrastructure. TLM has three core elements: planning of the entire process of IT Infrastructure Optimization, in which we identify and assess, acquire, implement and integrate, support, refresh and disposal before acquisition; ongoing Program Management of the above lifecycle elements; and separating the acquisition necessities of IT Infrastructure Optimization from realities of three-year budget cycles and narrowly defined budget line items. By proactively planning for each phase with a long term approach, funding and management of IT programs can be better aligned with business goals and realization of benefits. GTSI TLM helps customers reduce total cost of ownership and risk, while increasing flexibility and efficiencies.
Solutions
In 2008, we continued our realignment around solutions providing us with the greatest opportunity for sustained return on investment. GTSI embraced the newly published government definition of IT Infrastructure including Data Centers and Data Networks and Telecommunications. This enabled us to further focus, deepen and align the development of our capabilities to consistently provide IT Infrastructure solutions tailored to specific customer environments in a manner consistent with government planning and investing. Using a TLM approach, GTSI Solutions combine professional services, program management services, support services, integration services, financial services and leading Original Equipment Manufacturer (“OEM”) products based on individual customer requirements in key areas, including:
•	Client, including Desktop Virtualization, Thin Client, and Content Management
•	Networking, including Unified Communications and Visual Information Systems
•	Data Center, including Server Virtualization, Power & Cooling, and Disaster Recovery
•	Security — Cyber and Physical
•	IT Service Management, including Asset Management, Network and Data Center Management
Services
GTSI Professional Services provide our government customers with the resources to design, configure, implement and support state-of-the art technology products and solutions; and facilitates the Technology Lifecycle Management method of managing scalable, IT infrastructure as a service. Our services ensure the products we deliver are interoperable, efficient, support the customer environment, and protect customers’ investments. The Services strategy supports our government contracts, company sales and partner efforts for growth in the market. Providing these services along with industry-leading manufacturer products differentiates GTSI from its competition.
GTSI Services is comprised of four main areas — Delivery Services, Integration Services, Support Services and Financial Services.
Delivery Services
The Delivery Services team within Professional Services includes solutions architects, technical engineers, security consultants and project managers. Highly skilled engineers possess the technical certifications that align with the manufacturers GTSI partners with, which allow us to successfully implement customer solutions. This team also maintains pertinent professional certifications, such as ITIL and CISSP, and security cleared resources to ensure GTSI is able to provide services across all government agencies. Project Managers lead engagements using PMBOK best practices. They hold Project Management Institute professional certifications and are skilled in managing projects using Earned Value Management standards.

GTSI’s Delivery Services start with site surveys and assessments, through to infrastructure design, implementation, and ongoing support. Expertise areas include network infrastructure, data management, enterprise computing, cyber security, physical security, and enterprise software. We use industry best practices to create standard tools and procedures to deliver successful engagements to optimize performance. GTSI leverages resource experience, knowledge and past performance, with the use of the Plan, Design, Implement, Operate (“PDIO”) methodology for repeatable, predictable, and efficient delivery and execution.
Integration Services
Integration Services provides engineering, integration, asset management, and logistical support for complex assembly of hardware and software. Industry and professionally certified experts operate in our own ISO 9001:2000 Integration and Distribution Center to upgrade, install, test, and configure systems to agency standards. Each project is assigned a dedicated manager to oversee logistics support and fulfillment of services to streamline deployment, reduce downtime and manage costs. GTSI integration engineers and consultants have proven experience in leading integration platforms. Our knowledge of our government customers, coupled with strong industry and technology expertise, help mitigate the risks involved in integrating new technologies.
GTSI’s Asset Management technology provides comprehensive asset management systems that inventory, track and securely dispose of an organization’s assets. Our solution includes Radio Frequency Identification (“RFID”), Unique Identification (“UID”), and Real-Time Location System (“RTLS”) capabilities. GTSI has a scalable asset management solution to enable an agency to track inventory, monitor asset location, manage software libraries, schedule maintenance, track financial information, and be alerted to high priority events or changes. This solution helps agencies meet compliance and regulatory standards. Asset Disposal services provide agencies with a method to eliminate unnecessary equipment in a safe, cost effective manner that are in compliance with Department of Defense standards, and includes certificates of destruction.
Support Services
GTSI’s proactive approach to the sustainability of the IT infrastructure is reinforced by the Support Services offerings to help customers increase productivity and extend the life of IT assets. GTSI Support Services help overcome day-to-day technology challenges and allow agencies to stay focused on key business objectives. Our portfolio of renewable, post-implementation services ensures rapid problem resolution and a reduction in total cost of ownership through decreased downtime and proactive support. These capabilities include global replacement of parts, multi-vendor first-call and onsite support, online monitoring of support status, and software updates.
Two additional significant capabilities provide a differentiator from the competition to help customers maintain technology infrastructures — Support Service Center and SupportNet. Support Service Center offers dedicated representative, first call support for single or multi-vendor requirements 24 x 7 via phone or web portal, where customers may also track incident management reports. SupportNet provides customers a secure portal with warranty and maintenance data for multi-vendor inventories. It allows customers a comprehensive view to proactively manage, aggregate and co-terminate support contracts.
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

Sales Type	2008		2007		2006
Hardware	$585.7	71.3%	$530.0	73.3%	$649.7	75.3%
Software	159.7	19.4%	111.6	15.4%	130.2	15.1%
Services	56.5	6.9%	59.7	8.3%	70.3	8.1%
Financing	19.3	2.4%	22.2	3.0%	12.8	1.5%

Total	$821.2	100.0%	$723.5	100.0%	$863.0	100.0%

Strategic Partner Relationships
GTSI maintains strong relationships with a core set of strategic partners. These partners are industry leaders and are established in the government market. GTSI facilitates business to government customers on behalf of partners through our TLM methodology, while our partners enable GTSI to deliver technology solutions to our customers. Our major strategic partners include: Sun Microsystems, Cisco, Microsoft, Hewlett Packard, Panasonic, and Network Appliance.
Additionally, we establish and grow alliances with specialized technology companies that complement our core partners which then comprehensively address our customer needs for their solutions environment.
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

Inventory Management
We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources. During 2008, we purchased approximately 70% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. Our distribution process is highly automated with a real-time shipment tracking and status system. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. We implemented an RFID Solution in January 2005, updated in 2007, which enables us to apply RFID tags to case and pallet-load shipments that meet published DoD requirements. Historically, we have performed one complete physical inventory each year supplemented by regularly scheduled and controlled inventory cycle counts. We have dedicated teams to perform cycle counts, process customer returns, and to receive and ship products.
We generally ship products by UPS, FedEx, and other commercial delivery services and, where applicable, invoice customers for shipping charges.
Marketing and Sales
Building on past successes, GTSI continues to extend its strategic marketing initiatives to communicate to key audiences the Company’s transformation into a solutions and services provider. A new series of publications reinforced the now established tagline, “One Mission. Yours.” Brand positioning as a “thought leader” was reinforced through a series of seminars that gathered current and potential clients in a demonstration of how GTSI is addressing the key technology issues of the day. The further redesign of the GTSI.com web site, with sections devoted to specific solutions such as virtualization, further strengthened that positioning. In addition, a coordinated radio and print advertising campaign brought the brand message to a wider audience. As well, GTSI’s move to a world-class facility with a state-of-the-art Customer Briefing Center allowed the Company to effectively demonstrate its capabilities to an even broader range of audiences.
Furtherance of the corporate identity program bolstered the Company’s ongoing commitment to delivering solutions and services utilizing its unique TLM approach. That integrated branding effort reaffirms the Company’s stance that it has the resources and expertise to deliver best business practices, engineering skills, and financial options that combine myriad benefits into a single-source delivery of leading-edge information technology to governments.
The marketing activities also include sponsorship of major trade shows, private customer-education events, targeted email marketing, outbound telemarketing, and sales-related incentive programs. These activities informed our government and prospective customers of our capabilities, as well as delivering the GTSI value proposition, helping us to acquire new customers and retain existing business relationships.
The sales organization is focused on understanding the current and emerging demands of our customers, and demonstrating how the Company delivers comprehensive solutions that encompass the products and services that meet those needs. The efforts continue to provide coverage that supports existing customers, while at the same time advancing initiatives that focus on new accounts and new solution offerings to potential customers. To accelerate those activities, in 2009, the sales and marketing organizations have been integrated under the same leadership, enabling the teams to increase collaboration and alignment of marketing efforts and to better respond to the technology priority sectors of President Obama’s administration.
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

The growing trend in government to consolidate and reduce operational costs as well as the current economic environment will grow government agencies’ need to integrate commercial off-the-shelf (“COTS”) technologies into their infrastructure requirements. We are well positioned to compete in this space with our wide-ranging technology expertise. Additional, we have the scalability and flexibility needed to provide these solutions to our customers. To enhance our strategic position in the government infrastructure services market, we are investing in our service and solution offerings as well as training and certification programs for our engineering and technical staff.
Scale and scope are important dimensions in the government infrastructure market. A number of our competitors are much larger than GTSI, and have greater financial, marketing and technological resources. This difference in scale could in some cases produce a material impact on the promotional and sales support requirements of our business. We hold a competitive advantage over our competition because of our over 25 years of service to government, strong relationships with our customers, our TLM approach, deep technical expertise, extensive contract portfolio, our financial services, and our ability to quickly adapt and respond to our customer requirements.
Backlog
We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of the U.S. Federal Government ordering patterns and changes in inventory availability of various products. Our backlog includes hardware and software orders that have not shipped or delivered (“unshipped backlog”) as well as orders that have shipped or delivered but cannot be recognized as revenue at the end of the reporting period, since title passes to our customers when the orders reach the destination. Backlog also includes services that have not been performed. Total backlog, excluding leasing revenue, as of December 31, 2008 was $125.6 million compared to $120.0 million as of December 31, 2007. Unshipped backlog as of December 31, 2008 was approximately $116.1 million, compared to $114.4 million as of December 31, 2007.
Employees
At February 27, 2009 we had 643 employees, including 408 in sales, marketing and professional services; 65 in operations; and 170 in finance, IT, contracts and legal, and other support functions. None of our employees are represented by a labor union and we have not experienced any labor-related work stoppages.
Available Information
GTSI is traded on the NASDAQ Global Market under the symbol GTSI (See Item 5 of this Annual Report on Form 10-K). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site at www.GTSI.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All of GTSI’s current required Exchange Act filings with the SEC, as well as press releases and other investor relations’ information, may be obtained free of charge by request to: Investor Relations, GTSI Corp., 2553 Dulles View Drive, Suite 100, Herndon , VA 20171-5219. Telephone (703) 502-2540.
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
We rely on Federal Government agencies and departments to provide a substantial portion of our sales either directly or through prime contractors with which we work. We have derived, and believe that we will continue to derive, a significant portion of our sales from a limited number of projects and transactions with the Federal Government. For the year ended December 31, 2008, approximately 93% of our sales came from the Federal Government. The completion or cancellation of a large project or a significant reduction in scope could significantly reduce our sales and gross margins. In addition, if we fail to secure an equal number of large transactions in the future, our results could be negatively impacted. Any dispute, failure to exercise an extension, or contract not renewed as a result of a re-compete could have a material adverse impact on our future operating results and gross margins.

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
If we are unable to compete effectively we could experience operating losses and our market share may decline, adversely affecting our results of operations and financial condition. We also will need to continue to develop additional internal technical capabilities to identify, develop, market and sell more complex solutions, and there is no assurance we will be successful in these endeavors.
Any issue that compromises our relationship with agencies of the Federal Government would cause serious harm to our business.
Our sales are highly dependent on the government’s demand for IT products. Direct and indirect sales to numerous agencies and departments of the Federal Government accounted for 93%, 90% and 92% of our sales in 2008, 2007 and 2006, respectively. We believe that Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the Federal Government would cause serious harm to our business. A material decline in overall sales to the Federal Government as a whole, or to certain key agencies thereof, could have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with Federal Government agencies are:
•	Our performance on individual contracts and delivery orders
•	The strength of our professional reputation
•	The relationships of our key executives with customer personnel

•	Our compliance with complex procurement laws and regulations related to the formation, administration and performance of Federal Government contracts

To the extent that our performance does not meet customer expectations, or our reputation or relationships deteriorate, this would cause a negative effect on our sales, profitability and cash flow. Noncompliance with government procurement regulations or contract provisions could result in substantial monetary fines or damages, suspension or debarment from doing business with the Federal Government, and civil or criminal liability.
Substantially, all of our government contracts are terminable at any time at the government’s convenience or upon default. If a government customer terminates one of our contracts for convenience, we may recover, at most, only our incurred or committed costs, settlement expense, and profit on work completed prior to the termination. Upon termination of a government contract for default, the government reserves the right to recover the excess costs of procuring the specified goods and services from a different contractor although GTSI would reserve the right to appeal. The effect of unexpected contract terminations would negatively impact our financial results.
Adverse changes in Federal Government fiscal spending could have a negative effect on our sales, gross margin, and cash flow.
Changes in Federal Government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:
•	A significant decline in spending by the Federal Government in general or by specific departments or agencies in particular

•	Changes in the structure, composition and/or buying patterns of the Federal Government

•	The adoption of new laws or regulations changing procurement practices

•	Delays in the payment of our invoices by government payment offices
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
The covenants of our Credit Facility impose certain operating restrictions and financial and reporting covenants on us. These restrictions and conditions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants require us, among other restrictions, to:
•	Maintain a minimum availability of $5 million as reported on the Borrowing Base Certificate dated the last day of the month
•	Maintain Fixed Charge Coverage Ratio not less than 1.10 to 1.00, as set forth in the Credit Facility
The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2008.
While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Credit Facility, including the Fixed Charge Coverage Ratio covenant, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Facility could result in an event of default under the Credit Facility. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

Our business may be negatively affected by current global economic and credit conditions.
Our $135 million credit facility, which expires in June 2010, is provided by a syndication of several banks that share the committed financing under the facility. Economic and credit market conditions have presented banks and financial institutions with significant challenges, which has led a number of such entities to seek capital from the U.S. federal government. Although we monitor the ability of the banks within the syndication to fulfill their counterparty responsibilities, future market conditions could affect the ability of one or more of these banks to provide the financing that has been committed under the facility. The inability to access our facility would have a material, adverse effect on our business, results of operations, and liquidity.
Infrastructure failures could have a material adverse effect on our business.
We are highly dependent on our infrastructure to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, recognize revenue and otherwise carry on our business in the ordinary course. In 2005, GTSI implemented a new supply chain management system, the GTSI Enterprise Management System (“GEMS”), with software provided by a third party. During 2006, a significant number of enhancements and additional reporting capabilities were added which enabled management to make better decisions based on the information available. In May 2008, GTSI launched a large upgrade to the enterprise systems to gain advantage of features provided by the software vendor as well as utilize new architecture tools for supply chain fulfillment. As of December 31, 2008, GTSI continued to enjoy stabilized systems, but we cannot be assured that possible failures will not occur in the future.
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
If we fail to align costs with our sales levels, net losses may result in future years.
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
During the year ended December 31, 2006, we incurred significant costs due to restatement related efforts, refinancing fees, and the impairment of our deferred tax asset. In addition, expenses related to our accounting and finance department increased during the years ended December 31, 2007 and 2006, related to the remediation of previously disclosed material weaknesses in internal control over financial reporting and the on-going remediation of significant deficiencies and material weaknesses in internal control.
If we are unable to control our costs or generate sales to cover the costs required to run our business and correct our material weaknesses in internal control over financial reporting, net losses may result in future years and our business could be adversely affected.

Our quarterly sales, operating results and cash flows are volatile, which makes our future financial results difficult to forecast.
Our sales, operating results and cash flows have been, and are expected to continue to be, subject to significant fluctuations from quarter to quarter due to a number of factors including:
•	The seasonality of our business due to the Federal Government’s buying and funding patterns
•	Fluctuations in our gross margins due to variations in the mix of products sold and excess or obsolete inventory charges
•	The number, size and scope of orders from our customers
•	Demand for our services generated by strategic partnerships and certain prime contractors
•	Availability of price protection, purchase discounts and rebate programs from vendors

•	Contractual terms and degree of completion of projects

•	Changes in our sales cycles as we move towards solution selling
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
GTSI maintains a “small business” status under its GSA Schedule contract, ITES contract and several BPAs it held in 2008 based upon GTSI’s size status at the time of the contracts’ original award dates. As a result, GTSI enjoys certain benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.
A company’s size status under a contract is based on the North American Industry Classification System (“NAICS”) Code referenced in the subject contract’s solicitation. Depending on the NAICS Code referenced in a solicitation, GTSI may or may not qualify as a small business for new contract awards; further, new Federal Acquisition Regulations, effective June 30, 2007, will require a small business contractor to recertify their size status prior to an extension for a contract with a term of longer than five years, and in other specific circumstances.
GTSI is still currently negotiating for their new GSA IT Schedule 70 and upon award of the new GSA Schedule Contract, GTSI will be classified as a “Large Business”.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
GTSI’s primary business is conducted from its corporate headquarters complex and distribution center located in Northern Virginia. We do not own any real property. Through November 2008 our headquarters complex was located in office space of approximately 130,000 square feet in Chantilly, Virginia under long-term leases which expired in November 2008. In December 2007, GTSI executed a new 10-year lease for a new corporate headquarters in Herndon, Virginia and moved into the approximately 104,000 square feet facility in November 2008. In June 2008, GTSI relocated its datacenter to a separate location owned and operated by a third party. The 42-month agreement, which includes options for additional years, calls for the hosting and providing power services for a company installed datacenter. GTSI’s primary distribution and integration operations are located in a facility of approximately 142,000 square feet in Chantilly under a lease expiring in December 2011.
The new corporate headquarters is a multi-tenant facility located in Herndon, Virginia approximately five miles from our existing distribution and integration center directly on the Route 28 corridor, across from Dulles International Airport. The new facility has an efficient space plan that has allowed for the reduction of overall square footage, but incorporates a number of resources that enhances our business development such as a Client Solutions Center, upgraded testing labs, and meeting spaces to enable our employees to take advantage of a number of amenities that are provided to the tenants of the facility and enhance GTSI’s recruiting and retention of employees. GTSI has a number of favorable lease options for current and future space commitments under its new 10-year term lease.
We believe the facilities we are retaining are in good condition and suitable to meet our current needs for the conduct of our business. For additional information regarding our obligations under leases, see Note 14 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Annual Meeting of Stockholders is scheduled to be held at 9:00 a.m. on April 23, 2009, at the Company’s headquarters located at 2553 Dulles View Drive, Suite 100, Herndon, VA.
Price Range of Common Stock
GTSI’s common stock is traded on the NASDAQ Global Market under the symbol GTSI. As of February 27, 2009, there were 327 stockholders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

	2008		2007
Quarter	High	Low	High	Low
First	$9.90	$7.22	$12.08	$8.61
Second	$8.40	$6.82	$13.60	$11.23
Third	$8.00	$6.20	$13.77	$10.47
Fourth	$6.43	$4.51	$12.34	$8.97
GTSI’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane Plaza Level, New York, NY 10038; telephone 1-800-937-5449.
Dividends
The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. GTSI’s Credit Facility discussed in Note 7 to GTSI’s consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K prohibits the payment of dividends.
Issuer Purchases of Equity Securities
During 2008, the Company did not purchase any of its common stock, except for shares acquired through net share settlements on option exercises as discussed in Note 8 to GTSI’s consolidated financial statements, included in Part II, Item 8 of this Annual Report. GTSI’s Credit Facility permits the Company to purchase its common stock only if certain terms and conditions are satisfied, including that the aggregate purchase price of such purchases, together with certain other “restricted purchases” and “restricted payments,” do not exceed $500,000 during any 12-month period.
Equity Compensation Plans
The following table summarizes information regarding GTSI’s equity compensation plans as of December 31, 2008.

			Number of Shares
	Number of Shares to		Remaining Available for
	be Issued upon Exercise /	Weighted Average	Future Issuance Under
	Lapse of Outstanding	Exercise Price of	Equity Compensation Plans
	Option / Restricted	Outstanding	(excluding shares reflected
	Stock Awards	Options	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders by stockholders	2,347,267	$8.50	311,049
Equity compensation plans not approved by stockholders*	58,700	$10.08	N/A

Total	2,405,967	$9.36	311,049

*	Represents shares issuable under options granted from time to time to persons not previously employed by the Company, as an inducement essential to such persons entering into employment agreements with the Company.

PERFORMANCE GRAPH
The following graph is furnished per SEC regulations. It compares the annual percentage change in the cumulative total return on GTSI common stock with the cumulative total return of the NASDAQ Composite Index and a Peer Index of companies with the same four-digit standard industrial classification (SIC) code as the Company (SIC Code 5045 — Computers and Peripheral Equipment and Software)1 for the period commencing January 1, 2003 and ending December 31, 2008. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2004	2005	2006	2007	2008
GTSI Corp.	100.00	75.88	50.54	66.65	71.19	43.32
Peer Index[1]	100.00	119.08	110.23	123.27	110.70	68.90
NASDAQ Index	100.00	108.41	110.79	122.16	134.29	79.25
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GTSI CORP., NASDAQ MARKET INDEX AND
SIC CODE INDEX

[1]	The 10 companies listed in SIC Code 5045 are: AVISTAR COMMUNICATIONS; EN POINTE TECHNOLOGIES.; GTSI CORP.; INGRAM MICRO, INC.; INX, INC.; NAVARRE CORP.; POMEROY IT SOLUTIONS, INC.; SCANSOURCE, INC.; TECH DATA CORP.; AND WAYSIDE TECHNOLOGY GROUP.
Since last year’s proxy statement, IKON OFFICE SOLUTIONS was deleted from SIC Code 5045, and no companies were added to SIC Code 5045.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. The statement of operations data set forth below for the three years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 has been derived from GTSI’s audited consolidated financial statements which are included in Part II, Item 8 of this Annual Report. The statement of operations data for the year ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 is derived from audited consolidated financial statements of GTSI that are not included herein.
Our net income and earnings per share for the year ended December 31, 2008, and our income (loss) from operations, net income (loss) and earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004 were materially affected by certain items, which affects the comparability of the information presented with other years’ results. Income tax benefit for the year ended December 31, 2008 included the reversal of the tax valuation allowance of $4.6 million as discussed in Note 12 to the consolidated financial statements. Cost of sales for the year ended December 31, 2006 included the positive effects of the derecognition of aged accrued payables of $5.8 million, in accordance with FAS 140; a change in estimate of vendor rebates of $1.1 million; and a change in estimate of vendor payable amounts of $4.0 million, all as discussed in Note 1 to the consolidated financial statements. As a result of these items, loss from operations and net loss for the year ended December 31, 2006 was $10.9 million lower. Cost of sales for the year ended December 31, 2005 included the positive effects of a change in estimate of vendor payable amounts of $1.6 million, which was offset by a $5.6 million charge recorded in cost of sales to write-down inventory to its market value. Cost of sales for the year ended December 31, 2004 included the positive effects of the derecognition of aged accrued payables of $10.1 million and a change in estimate of vendor payable amounts of $2.5 million. This resulted in an increase of $12.6 million to gross margin for the year ended December 31, 2004. As a result of these items, loss from operations and net loss for the year ended December 31, 2005 was $4.0 million higher and income from operations and net income for the year ended December 31, 2004 increased by $12.6 million and $12.1 million, respectively. All notes referenced are in Item 8 of this Annual Report.

Statement of Operations Data:

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

SALES	$821,165	$723,465	$862,977	$887,155	$1,081,008

COST OF SALES	713,812	618,745	749,198	789,316	959,524

GROSS MARGIN	107,353	104,720	113,779	97,839	121,484

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	103,848	106,335	115,240	114,514	106,187

IMPAIRMENT CHARGE	—	—	—	981	—

TOTAL OPERATING EXPENSES	103,848	106,335	115,240	115,495	106,187

INCOME (LOSS) FROM OPERATIONS	3,505	(1,615)	(1,461)	(17,656)	15,297

INTEREST AND OTHER INCOME (EXPENSE), NET	2,524	416	(1,663)	757	1,696

INCOME (LOSS) BEFORE TAXES	6,029	(1,199)	(3,124)	(16,899)	16,993

INCOME TAX BENEFIT (PROVISION)	1,806	(568)	110	3,226	(6,858)

NET INCOME (LOSS)	$7,835	$(1,767)	$(3,014)	$(13,673)	$10,135

EARNINGS (LOSS) PER SHARE
Basic	$0.80	$(0.18)	$(0.32)	$(1.49)	$1.17
Diluted	$0.79	$(0.18)	$(0.32)	$(1.49)	$1.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,760	9,571	9,371	9,166	8,664
Diluted	9,865	9,571	9,371	9,166	9,618

Balance Sheet Data:

	As of December 31,
(in thousands)	2008	2007	2006	2005	2004

Working capital	$67,473	$69,985	$70,197	$60,208	$79,014
Total assets	247,629	226,667	330,681	345,907	313,908
Borrowings under credit facility	22,387	18,031	30,912	48,014	1,168
Long-term liabilities, including debt	5,101	20,432	33,888	19,072	13,099
Total liabilities	157,515	148,954	253,998	267,740	221,493
Stockholders’ equity	90,114	77,713	76,683	78,167	92,415

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our audited consolidated financial statements and notes included in Part II, Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future period. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.
Overview
GTSI has over 25 years of experience in selling IT products and solutions primarily to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and a technology lifecycle management approach.
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
In 2008, we continued our realignment around solutions providing us with the greatest opportunity for sustained return on investment. We directed our attention to government solutions, including unified communications, network security, mobile evidence capture, storage consolidation and server consolidation.
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
As discussed in more detail below:
•	Our sales increased approximately $97.7 million, or 13.5%, from 2007 to 2008;

•	Gross margin increased $2.6 million however gross margin as a percentage of sales decreased 1.4 percentage points from 2007 to 2008;

•	In 2008, Selling, General and Administrative Expenses (“SG&A”) decreased approximately $2.5 million and SG&A expenses as a percentage of sales decreased 2.1 percentage points from 2007 to 2008;

•	Our net income for the year ended December 31, 2008 was $7.8 million;

•	Cash provided by operations totaled $8.9 million for the year ended December 31, 2008;
Our business experiences significant fluctuations in our quarterly sales, operating (loss) income and net (loss) income as a result of the buying patterns of the federal government, our primary customer. In 2008, our results were positively affected by the reversal of the tax valuation allowance of $4.6 million, which was recorded as an income tax benefit and increased our net income by $4.6 million or an increase of $0.47 per share. Additionally, our 2006 results were positively affected by the derecognition of $5.8 million in aged accrued payables. We recorded this legal release from these vendor obligations as an offset to cost of sales, which increased our gross margin by $5.8 million and decreased our loss from operations and net loss by $5.8 million, or a decrease of $0.62 per share. Our 2006 results were also positively affected by a change in estimate of vendor rebates of $1.1 million and a change in estimate of vendor payable amounts of $4.0 million. As a result of these items, loss from operations and net loss were $10.9 million (or $1.16 per share) lower and gross margin as a percentage of sales increased 1.3 percentage points for the year ended December 31, 2006. For additional details, see the further MD&A discussion below, and Note 1 and 12 of the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

We continue to evolve as a provider of value-added infrastructure solutions that include both products and services to our government and system integrator customers. We are continually identifying and eliminating certain redundancies within the Company and have terminated activities which have failed to yield adequate profitability, including in 2006 a reduction in workforce totaling over 70 full time positions and realigning functions throughout the Company to increase margin improvement through cost reductions. In 2008, we continued to be successful in providing technical assistance to support complex, multi-vendor solutions and in priming as well as subcontracting with other service providers. While the larger infrastructure solutions sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. Going forward, we will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable. In addition, we will continue to take other action to create and maintain a profitable company.
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
The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements in Item 8 of this Annual Report. Accounting policies and estimates that management believes are most important to our financial condition and require management’s significant judgments and estimates pertain to revenue recognition, transfer of receivables, valuation of inventory, capitalized internal use software, accounts payable and income taxes. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.
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
In accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” the Company recognizes software related revenue, which consists of re-selling third party software licenses, which do not require significant production, modification or customization, when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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
Income Taxes
Determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We record reserves for uncertain tax positions, which management believes are adequate. In 2008, management concluded that it is more likely than not that the net deferred tax assets would be realized and released the full valuation allowance of $4.6 million based on our 2008 pre-tax book income of approximately $6.0 million and management’s projections of future profitability. Our effective tax rate in a given period could be impacted if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves. See Note 12 of the consolidated financial statements in Item 8 of this Annual Report.

Historical Results of Operations
The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2008	2007	2006
Sales	100.0%	100.0%	100.0%
Cost of sales	86.9%	85.5%	86.8%

Gross margin	13.1%	14.5%	13.2%
Operating expenses:
Selling, general, and administrative	12.6%	14.7%	13.4%

Total operating expenses	12.6%	14.7%	13.4%

Income (loss) from operations	0.5%	(0.2)%	(0.2)%
Interest and other income, net	0.3%	0.1%	(0.2)%

Income (loss) before taxes	0.8%	(0.1)%	(0.4)%
Income tax benefit (provision)	0.2%	(0.1)%	—

Net income (loss)	1.0%	(0.2)%	(0.4)%

The following table indicates, for the years ended December 31, the approximate sales by vendor and product category along with related percentages of total sales (dollars in millions):

Sales by Vendor (based on 2008 sales)	2008		2007		2006
Cisco	$168.0	20.5%	$136.8	18.9%	$163.5	18.9%
Sun Microsystems	88.1	10.7%	90.2	12.5%	73.8	8.6%
HP	81.3	9.9%	105.4	14.6%	78.2	9.1%
Microsoft	73.1	8.9%	59.0	8.2%	28.3	3.3%
Dell	68.9	8.4%	27.5	3.8%	13.2	1.5%
Others, net of reserves and adjustments	341.8	41.6%	304.6	42.0%	506.0	58.6%

Total	$821.2	100.0%	$723.5	100.0%	$863.0	100.0%

Sales Type	2008		2007		2006
Hardware	$585.7	71.3%	$530.0	73.3%	$649.7	75.3%
Software	159.7	19.4%	111.6	15.4%	130.2	15.1%
Services	56.5	6.9%	59.7	8.3%	70.3	8.1%
Financing	19.3	2.4%	22.2	3.0%	12.8	1.5%

Total	$821.2	100.0%	$723.5	100.0%	$863.0	100.0%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Sales
Total sales, consisting of product, service and financing revenue, increased $97.7 million, or 13.5%, from $723.5 million in 2007 to $821.2 million in 2008. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product revenue increased $103.8 million, or 16.2%, from $641.6 million in 2007 to $745.4 million in 2008. Product revenue as a percent of total revenue increased 2.1 percentage points from 88.7% in 2007 to 90.8% in 2008. The increase in product revenue is the result of higher hardware sales during the six months ended December 31, 2008. The Company was able to close several large orders within various programs with the Department of Defense and other Civilian Agencies, along with improved traction in other agencies, which significantly increased product revenue in 2008 as compare to 2007.

Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; as detailed in Note 1, we net revenues where we are not the primary obligor, we netted approximately $84.9 million and $124.8 million in 2007 and 2008, respectively. Sales decreased $3.1 million, or 5.2%, from $59.7 million in 2007 to $56.5 million in 2008. This decrease is due to an increased proportion of third-party service sales netted during 2008 and one significant project during the three months ended September 30, 2007. Service revenue as a percent of total revenue decreased from 8.2% in 2007 to 6.9% in 2008.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FAS 140 and the sale of previously leased equipment. Financing revenue decreased $3.0 million, or 13.4%, from $22.2 million in 2007 to $19.3 million in 2008; due to lower lease residual sales because of an unusual high volume of sales during the three months ended September 30, 2007; partially offset by higher sales of new leases that were properly securitized under FAS 140. Lease residual sales decreased $8.7 million, from $11.8 million in 2007 to $3.1 million in 2008; whereas leases sold that were properly securitized increased $6.0 million, from $5.0 million in 2007 to $11.0 million in 2008.
Although we offer our customers access to products from hundreds of vendors (2008 vs 2007 comparison based on 2008 top vendor sales), 58.4% of our total sales in 2008 were products from our top five vendors, Cisco was our top vendor in 2008 with sales of $168.0 million. Sales from our top five vendors increased by $60.5 million, or 14.4%; and as a percent of total sales the top five vendors increased 0.4 of a percentage point to 58.4% in 2008 from 58.0% in 2007. The higher percentage of sales with our top five vendors reflects our continued focused vendor strategy.
Sales from Cisco, Microsoft and Dell increased by $31.2 million, $14.1 million and $41.4 million, respectively year over year. Sales of Sun Microsystems and HP decreased by $2.1 million and $24.1 million, respectively year over year. Our sixth and seventh largest vendors in 2008 were Panasonic and Symbol Technologies, sales totaled $58.1 million and $48.4 million, respectively in 2008, compared to $104.6 million and $12.9 million, respectively in 2007.
Gross Margin
Total gross margin, consisting of product, service and financing revenue, increased $2.6 million, or 2.5%, from $104.7 million in 2007 to $107.4 million in 2008. As a percentage of total sales, gross margin decreased 1.4 percentage points from 14.5% in 2007 to 13.1% in 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $1.8 million, or 2.5%, from $73.3 million in 2007 to $71.5 million in 2008. The higher product sales in 2008 were offset by a lower product gross margin in 2008 compared to 2007. Product gross margin as a percentage of sales decreased 1.8 percentage points from 11.4% in 2007 to 9.6% in 2008, primarily due to competitive pricing pressure within certain pockets of the hardware commodity segment during 2008.
Service gross margin increased $5.9 million, or 31.1%, from $19.0 million in 2007 to $25.0 million in 2008, due to the increases in margin for professional and third party services. Service gross margin as a percentage of sales increased 12.3 percentage points to 44.2% for 2008 from 31.9% in 2007.
Gross margin from financing activities decreased $1.5 million, or 12.1%, from $12.4 million in 2007 to $10.9 million in 2008, due to the decrease in lease residual sale transactions along with current credit conditions in the financial markets that have negatively impacted the gross margin on the sale of leases that were properly securitized in 2008. Financing gross margin as a percentage of sales increased 0.9 of a percentage point to 56.4% in 2008 from 55.5% in 2007.
Selling, General & Administrative Expenses (“SG&A”)
SG&A expenses for 2008 decreased $2.5 million, or 2.3% as compared to the prior year. SG&A expenses as a percentage of sales decreased to 12.6% for 2008 from 14.7% in 2007. The decrease in SG&A expenses was mostly due to lower consulting costs of $3.7 million attributed to remediation efforts in 2007 and lower marketing related costs of $1.2 million; partially offset by higher personnel related costs of $3.1 million consisting mainly of $2.1 million in higher health related costs due to increase claims activity in 2008.

Interest Income and Other Income, Net
Interest income, net, for 2008 was $2.5 million compared to $0.4 million in the prior year, an increase in income of $2.1 million. Equity income related to our equity investments in Eyak Technology, LLC increased $1.1 million in 2008 compared with prior year. Interest expense was $1.4 million lower in 2008 due to lower debt levels.
Interest income and other income decreased $0.5 million as compared with prior year due to a $0.4 million decrease in 2008 related to purchase discounts.
Income Taxes
We recorded a tax benefit of $1.8 million in 2008 as compared to a tax provision of $0.6 million in 2007. The tax benefit recorded during 2008 was due to the reversal of the tax valuation allowance of $4.6 million, partially offset by income tax expense of $2.8 million, primarily attributable to income from continuing operations. The tax provision recorded during 2007 resulted from federal alternative minimum tax and state taxes on current year taxable income and a change in the tax reserve under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).
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
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FAS 140 and the sale of previously leased equipment. Financing revenue increased $9.4 million, or 74.0%, from $12.8 million in 2006 to $22.2 million in 2007; mostly due to increased sales in previously leased equipment of $11.5 million and leases sold that were properly securitized increased $0.8 million; increases were offset by decreased revenues of $2.9 million in amortization of interest for in-house lease and leases that did not meet the sales criteria under FAS 140.
Although we offer our customers access to products from hundreds of vendors (2007 vs 2006 comparison based on 2007 top vendor sales), 68.6% of our total sales in 2007 were products from our top five vendors, Cisco was our top vendor in 2007 with sales of $136.8 million. Sales from our top five vendors decreased by $18.7 million, or 3.6%; however, as a percent of total sales the top five vendors increased 9 percentage points to 68.6% from 59.6%. The higher percentage of sales with our top five vendors reflects our continued focused vendor strategy.
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
Selling, General & Administrative Expenses (“SG&A”)
SG&A expenses for 2007 decreased $8.9 million, or 7.7% as compared to the prior year. SG&A expenses as a percentage of sales increased to 14.7% for 2007 from 13.4% in the prior year. The decrease in expenses was mostly due to lower personnel costs of $4.1 million and lower consulting costs of $2.2 million. The decrease in personnel costs is mainly attributed to the reduction in employee headcount which resulted in a $0.8 million decrease; lower margins resulted in a decrease of incentive and commission compensation expense of $3.8 million. Lower consulting costs were attributed to the one-time restatement related costs in 2006, partially offset by remediation efforts in 2007.
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

Seasonal Fluctuations
We have historically experienced and expect to continue to experience significant seasonal fluctuations in our operations as a result of the U.S. Federal Government buying and funding patterns. The unpredictability of the factors affecting such seasonality makes our annual and quarterly financial results difficult to predict and subject to significant fluctuation. While sales to the Federal government are usually weaker in the first and second quarter and stronger in the third and fourth quarter, our SG&A expenses are more level throughout the year. As such, first and second quarter earnings are typically well below those of the third and fourth quarters. Our stock price could be adversely affected if any such financial results fail to meet the financial community’s expectations.
The following tables show our results of operations on a quarterly basis. We believe that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the notes to consolidated financial statements included in Item 8 of this Annual Report. The operating results for any quarter are not necessarily indicative of the results for any future period. This information has been included to provide additional insight into the seasonal nature of our business.

	2008 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4	Total
Sales	$142.8	$159.2	$257.1	$262.1	$821.2
Cost of sales	121.4	139.8	222.3	230.3	713.8

Gross margin	$21.4	$19.4	$34.8	$31.8	$107.4
Selling, general & administrative expenses	25.9	22.8	27.5	27.6	103.8

Income (loss) from operations	$(4.5)	$(3.4)	$7.3	$4.1	$3.5
Interest and other income (expense), net	(0.6)	0.5	0.9	1.7	2.5

Income (loss) before taxes	$(5.1)	$(2.9)	$8.2	$5.8	$6.0
Income tax benefit	—	—	—	1.8	1.8

Net income (loss)	$(5.1)	$(2.9)	$8.2	$7.6	$7.8

Basic earnings (loss) per share	$(0.52)	$(0.30)	$0.84	$0.77	$0.80
Diluted earnings (loss) per share	$(0.52)	$(0.30)	$0.83	$0.77	$0.79

	2007 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4	Total
Sales	$146.6	$156.7	$195.0	$225.2	$723.5
Cost of sales	126.4	134.5	163.1	194.7	618.7

Gross margin	$20.2	$22.2	$31.9	$30.4	$104.7
Selling, general & administrative expenses	26.2	25.3	27.6	27.2	106.3

(Loss) income from operations	$(6.0)	$(3.1)	$4.3	$3.2	$(1.6)
Interest and other income (expense), net	(0.9)	(0.2)	1.3	0.2	0.4

(Loss) income before taxes	$(6.9)	$(3.3)	$5.6	$3.4	$(1.2)
Income tax provision	—	(0.3)	(0.1)	(0.2)	(0.6)

Net (loss) income	$(6.9)	$(3.6)	$5.5	$3.2	$(1.8)

Basic (loss) earnings per share	$(0.73)	$(0.38)	$0.57	$0.34	$(0.18)
Diluted (loss) earnings per share	$(0.73)	$(0.38)	$0.55	$0.33	$(0.18)
The Company’s tax benefit (provision) was determined on a quarterly basis for the years ended December 31, 2008 and 2007 using the overall annual effective rate pursuant to APB No. 28, Interim Financial Reporting. As of December 31, 2007, we have provided a valuation allowance against the full amount of the deferred tax assets. This valuation allowance of $4.6 million was reversed in the fourth quarter of 2008.
Liquidity and Capital Resources

Cash flows for the year ended December 31,	2008	2007	Change
	(in millions)
Cash provided by operating activities	$8.9	$14.0	$(5.1)
Cash used in investing activities	$(5.1)	$(1.7)	$(3.4)
Cash (used in) provided by financing activities	$(4.7)	$(12.2)	$7.5
Cash provided by operating activities for the year ended December 31, 2008 was $8.9 million, a decrease of $5.1 million from 2007. This decrease was primarily due to the increase in trade accounts receivable and in-house lease receivables in 2008, partially offset by the decrease in accounts payable and accrued liabilities. During 2008, we experienced increased working capital needs, compared to 2007, as a result of higher sales volume resulting in higher trade receivable balances.
Cash used in investing activities for the year ended December 31, 2008 was $5.1 million, an increase of $3.4 million from 2007. This increase was due to higher purchases of depreciable assets; mainly for our new corporate headquarters and relocated datacenter.
Cash used in financing activities for the year ended December 31, 2008 was $4.7 million, a decrease of $7.5 million from 2007. This decrease was due principally to net borrowings of $4.4 million under our revolving Credit Facility offset by the $10.0 million pay-off of the Term Loan and in 2007 net repayments of $12.9 million under our revolving Credit Facility.

Credit Facility and Term Loan
During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”).
The Credit Facility provides access to capital through June 2, 2010 with borrowings backed by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments (including cash dividends), purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. As of December 31, 2007, the Credit Facility carried an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. Effective September 30, 2008, the interest rate calculation was revised to only include the Prime Rate plus margin. The average interest rate for 2008 and 2007 was 5.39% and 8.45%, respectively. As of December 31, 2008 and 2007, GTSI had remaining available credit under the Credit Facility of $88.7 million and $44.4 million, respectively.
At December 31, 2007, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan were the same as the Credit Facility. The interest rate on the Term Loan was Prime plus 5.25% per annum and was due monthly. On February 25, 2008, the Company terminated the Term Loan by making a payment of $10.2 million. The pay-off consisted of $10 million principal, $0.1 million interest and $0.1 million termination fee.
Capital Resources and Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. During 2008, we experienced positive working capital as a result of our continued execution of our strategy to improve operations and control expenses. We relied upon our cash provided by operating activities, vendor credit and borrowings under our Credit Facility to fund our operations. We anticipate continuing to rely upon these sources to finance our operating cash needs during the majority of 2009. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations.
The Credit Facility imposes financial and reporting covenants on the Company. The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. Beginning September 2008, the minimum EBITDA performance covenant was replaced with the Fixed Charge Coverage Ratio covenant.
During 2007, the Company signed an amendment to the Credit Facility to change the reporting requirements and the minimum EBITDA covenants and another amendment to increase the allowed payments the Company is permitted to make under commercial leases or lease payments.
While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Credit Facility, including Fixed Charge Coverage Ratio covenant, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Facility could result in an event of default under the Credit Facility. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
Financed lease debt decreased from $17.6 million at December 31, 2007 to $9.1 million at December 31, 2008, bearing weighted average interest rates of 7.32% and 6.70%, respectively. These secured borrowings will be funded from the financing receivables of $19.3 million and $9.9 million as of December 31, 2007 and 2008, respectively.
During 2008 and 2007, we made capital expenditures of $5.2 million and $2.3 million, respectively, principally for capitalized costs associated with the implementation of GEMS, the purchase of computer software for internal use and in 2008 the purchase of furniture and fixtures for the new corporate headquarters.

Contractual Obligations

		Less Than 1			More than
In millions of dollars	Total	Year	1-3 Years	3-5 Years	5 Years	Other
Operating lease obligations	$43.2	$2.9	$9.0	$7.9	$23.4	—
Borrowings under Credit Facility	10.9	10.9	—	—	—	—
Financed lease debt	9.1	6.6	2.5	—	—	—
Tax liability for unrecognized tax benefits (a)	0.2	—	—	—	—	0.2

Total contractual obligations	$63.4	$20.4	$11.5	$7.9	$23.4	$0.2

(a)	This amount includes current liabilities on the consolidated balance sheet for FIN No. 48 obligations. The Company is not able to reasonably estimate the timing of the future payments.
On October 29, 2008, GTSI entered into an employment agreement with its Chief Financial Officer. This agreement provides for payments of 12 months of base salary plus bonus based upon the existing bonus plan attainment level (for change of control) and provides for payments of six months of base salary upon termination of employment except for cause.
GTSI has an employment agreement with its Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment except for cause. In addition, GTSI has change in control agreements with 12 additional executives and key employees and severance agreements with eight executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2008, no accruals have been recorded for these agreements.
GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at December 31, 2008 and 2007, as a security deposit for all tenant improvements associated with the lease. Additionally, the Company provided a letter of credit in the amount of $2.4 million as of December 31, 2008 and December 31, 2007 for the new office space lease signed in December 2007.
As of December 31, 2008, the Company has an outstanding letter of credit in the amount of $1.2 million to guarantee the performance by the Company of its obligations under customer contracts.
As of December 31, 2007, the Company had an outstanding letter of credit in the amount of $4.6 million to guarantee the performance by the Company of its obligations under customer contracts. The letter of credit was amended in June 2008 and reduced to the current amount of $1.2 million. The Company also had an outstanding letter of credit in the amount of $0.5 million to one customer that expired December 31, 2007.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Regulations S-K, Item 303, paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements
On January 1, 2008, the Company elected to adopt FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”) with the one-year deferral permitted by FSP 157-2. This statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations.
On January 1, 2008, the Company elected to adopt FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) by electing not to use the fair value approach. This statement gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The adoption of SFAS 159 had no impact on the Company’s consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements— An Amendment of ARB No. 51 (“SFAS 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS 160 on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus margin as of December 31, 2008. GTSI had a Term Loan of $10 million indexed at Prime plus 5.25% as of December 31, 2007 that was paid off in full on February 25, 2008. The Credit Facility exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our Credit Facility. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of December 31, 2008, the effect of a 5% increase in interest rates would have resulted in additional interest expense during 2008 of $0.6 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. As of December 31, 2008 and 2007 we had $10.3 million and $32.7 million, respectively, of variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts in Note 4 as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $2.5 million and $9.1 million at December 31, 2008 and 2007, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders of GTSI Corp.:
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of GTSI Corp. and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Eyak Technology, LLC, an investment accounted for under the equity method, for which GTSI Corp. reflected other assets of $5.3 million and $2.9 million as of December 31, 2008 and 2007, respectively, and reflected equity income of $4.9 million and $3.8 million for the years ended December 31, 2008 and 2007, respectively. The financial statements of Eyak Technology, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Eyak Technology, LLC., is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
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
March 5, 2009

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Eyak Technology, LLC
Dulles, Virginia
We have audited the accompanying Consolidated Balance Sheets of Eyak Technology, LLC and Subsidiary as of December 31, 2008 and 2007, and the related Consolidated Statements of Income, Members’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyak Technology, LLC and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
/s/ Aronson & Company
Rockville, Maryland
March 2, 2009

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of GTSI Corp.:
We have audited the accompanying balance sheet of GTSI Corp. as of December 31, 2006 (not included herein), and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTSI Corp. at December 31, 2006, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
McLean, Virginia March 30, 2007

GTSI CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$—	$829
Accounts receivable, net	190,740	165,317
Inventory	13,491	21,577
Deferred costs	7,849	5,615
Other current assets	7,807	5,169

Total current assets	219,887	198,507
Depreciable assets, net	13,664	12,158
Long-term receivables and other assets	14,078	16,002

Total assets	$247,629	$226,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$22,387	$18,031
Accounts payable	103,553	84,715
Financed lease debt, current portion	6,538	8,509
Accrued liabilities	17,857	14,725
Deferred revenue	2,079	2,542

Total current liablilites	152,414	128,522
Long-term debt	—	10,000
Long-term financed lease debt	2,530	9,068
Other liabilities	2,571	1,364

Total liabilities	157,515	148,954

Commitments and contingencies (See Note 14)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	$—	$—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,140,757 issued and 9,866,662 outstanding at December 31, 2008; and 10,183,251 issued and 9,700,850 outstanding at December 31, 2007	50	49
Capital in excess of par value	50,722	47,097
Retained earnings	39,469	31,634
Treasury stock, 16,176 shares at December 31, 2008 and 139,994 shares at December 31, 2007, at cost	(127)	(1,067)

Total stockholders’ equity	90,114	77,713

Total liabilities and stockholders’ equity	$247,629	$226,667

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006

SALES
Product	$745,366	$641,560	$779,896
Service	56,529	59,658	70,293
Financing	19,270	22,247	12,788

	821,165	723,465	862,977

COST OF SALES
Product	673,858	568,247	705,498
Service	31,551	40,609	38,261
Financing	8,403	9,889	5,439

	713,812	618,745	749,198

GROSS MARGIN	107,353	104,720	113,779

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	103,848	106,335	115,240

INCOME (LOSS) FROM OPERATIONS	3,505	(1,615)	(1,461)

INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income	760	1,191	2,437
Equity income from affiliates	4,892	3,802	930
Interest expense	(3,128)	(4,577)	(5,030)

Interest and other income (expense), net	2,524	416	(1,663)

INCOME (LOSS) BEFORE INCOME TAXES	6,029	(1,199)	(3,124)

INCOME TAX BENEFIT (PROVISION)	1,806	(568)	110

NET INCOME (LOSS)	$7,835	$(1,767)	$(3,014)

EARNINGS (LOSS) PER SHARE
Basic	$0.80	$(0.18)	$(0.32)

Diluted	$0.79	$(0.18)	$(0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,760	9,571	9,371

Diluted	9,865	9,571	9,371

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Common Stock		Capital in			Total
	Shares		Excess of	Retained	Treasury	Stockholders’
	Outstanding	Amount	Par Value	Earnings	Stock	Equity

Balance, December 31, 2005	9,308	$49	$45,104	$36,731	$(3,717)	$78,167
Common stock issued	157	—	(1,018)	—	1,175	157
Stock-based compensation	—	—	1,146	—	—	1,146
Restricted stock issued	47	—	(122)	—	349	227
Net income (loss)	—	—	—	(3,014)	—	(3,014)

Balance, December 31, 2006	9,512	49	45,110	33,717	(2,193)	76,683

FIN 48 adoption	—	—	—	(316)	—	(316)
Common stock issued	189	—	161	—	1,126	1,287
Stock-based compensation	—	—	1,832	—	—	1,832
Tax (provision) from stock-based compensation	—	—	(6)	—	—	(6)
Net income (loss)	—	—	—	(1,767)	—	(1,767)

Balance, December 31, 2007	9,701	49	47,097	31,634	(1,067)	77,713

Common stock issued	104	—	(260)	—	816	556
Common stock purchased	(24)	—	—	—	(217)	(217)
Stock-based compensation	—	—	2,946	—	—	2,946
Restricted stock issued	86	1	(343)	—	341	(1)
Tax benefit from stock-based compensation	—	—	1,282	—	—	1,282
Net income (loss)	—	—	—	7,835	—	7,835

Balance, December 31, 2008	9,867	$50	$50,722	$39,469	$(127)	$90,114

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,835	$(1,767)	$(3,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,448	3,807	3,737
Loss on sale of depreciable assets	276	—	—
Stock based compensation	2,946	1,832	1,373
Excess tax benefits from stock-based compensation	640	(6)	—
Reversal of vendor payables	—	—	5,822
FIN 48 adoption	—	(138)	—
Changes in operating assets and liabilities:
Accounts receivable	(34,051)	39,028	(30,137)
Inventory	8,086	14,114	21,128
Other assets	(2,949)	31,709	(8,853)
Accounts payable	18,838	(57,502)	(15,600)
Accrued liabilities	3,131	(8,468)	5,742
Other liabilities	744	(8,642)	3,275

Net cash provided by (used in) operating activities	8,944	13,967	(16,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(5,230)	(2,338)	(3,638)
Sale of depreciable assets	120	—	—
Sale of equity investment	—	660	—

Net cash used in investing activities	(5,110)	(1,678)	(3,638)

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under (payments on) credit facility	4,356	(12,882)	(17,102)
Payment of deferred financing costs	—	(570)	(668)
Proceeds from financed lease debt	—	—	28,456
(Payment of) Proceeds from long-term debt	(10,000)	—	10,000
Excess tax benefits from stock-based compensation	642	—	—
Common stock Purchases	(217)	—	—
Proceeds from common stock issued	556	1,287	157

Net cash (used in) provided by financing activities	(4,663)	(12,165)	20,843

NET (DECREASE) INCREASE IN CASH	(829)	124	678

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	829	705	27

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$829	$705

CASH PAID DURING THE YEAR FOR:
Interest	$773	$2,579	$3,520
Income taxes	$191	$92	$43
The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006
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
B. Risks and Uncertainties
There are many factors that affect the Company’s business and results of operations, some of which are beyond our control, including reliance on a small number of transactions for a significant portion of our sales and gross margins, increased competition, adverse changes in U.S. Federal Government spending, and infrastructure failures that could adversely affect our ability to process orders, track inventory and ship products in a timely manner.
The Company currently relies on a $135 million Credit Agreement (the “Credit Facility”) with a group of banks as our primary vehicle to finance operations. The Credit Facility imposes financial and reporting covenants on the Company. Effective September 30, 2008, the minimum EBITDA performance covenant was replaced with the Fixed Charge Coverage Ratio covenant and the interest rate calculation was revised to only include Prime Rate plus margin. The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2008.
While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Credit Facility, including the Fixed Charge Coverage Ratio covenant, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Facility could result in an event of default under the Credit Facility. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
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
In many cases, GTSI transfers these receivables to various unrelated financing companies and accounts for the transfers in accordance with FAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement 125 (“FAS 140”). The transfer of receivables in which GTSI surrenders control is accounted for as a sale. To surrender control, the assets must be isolated from the Company, the transferee has the right to pledge or exchange the receivables and GTSI must not have an agreement that entitles and obligates the Company to repurchase the receivables or the ability to unilaterally cause the holder to return specific assets. If the transfer of receivables does not meet the criteria for a sale under FAS 140, the transfer is accounted for as a secured borrowing with a pledge of collateral. As a result, the Company has recorded certain transferred receivables and secured borrowings, within accounts receivable and long-term financing receivables, and as financed lease debt on the balance sheet.
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
GTSI offers rights of return to its customers on the products it sells. In accordance with FAS No. 48, Revenue Recognition When Right of Return Exists, the Company records a sales return allowance based on historical trends in product return rates, when such returns became material. The allowance for future sales returns as of December 31, 2008 and December 31, 2007 was $1.4 million and $4.0 million, respectively, and was recorded as a reduction of accounts receivable, net. The estimated cost of sales of $1.2 million and $3.6 million related to these sales were also deferred and recorded on the consolidated balance sheet as of December 31, 2008 and December 31, 2007, respectively, as deferred costs.
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
F. Cash
Cash consists of all cash balances held in bank accounts at the end of the year. The Credit Facility considers the Company’s lockbox accounts and all deposited cash contained within to be property of the lender to satisfy the Company’s obligations; therefore, these balances were reclassified to offset against borrowings under the Credit Facility. Bank overdrafts representing checks issued by the Company, but not yet cleared its bank accounts were reclassified to borrowing under the Credit Facility. As of December 31, 2008, bank overdrafts of approximately $12.3 million was reclassified to borrowings under the Credit Facility. See Note 7 for a further explanation of the Credit Facility.
G. Concentration of Credit Risk
Accounts receivable principally represents amounts collectible from the U.S. Federal, state and local governments and prime contractors who are working directly on government contracts. The Company periodically performs credit evaluations of its non-governmental customers and generally does not require collateral. As of December 31, 2008 and 2007, trade accounts receivable from the U.S. Federal Government were $96.6 million and $76.0 million, respectively. The Department of Defense accounted for 39.8% and 29.4% as of December 31, 2008 and 2007, respectively. No other single U.S. Federal Government department accounted for 10% or more of accounts receivable. Credit losses have been insignificant.
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
L. Stock-based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, (“FAS 123R”), using the modified-prospective transition method. Under this method, compensation cost recognized in the years ended December 31, 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
Stock-based compensation expense for the years ended December 31, 2008, 2007, 2006 was $2.9 million, $1.8 million and $1.4 million, respectively. FAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share based awards (tax windfalls) to be classified as financing cash flows. Since there was no tax benefit for stock based compensation during the year ended December 31, 2007 and 2006, there was no impact to the Company’s Statement of Cash Flows after the adoption of FAS 123R. For the year ended December 31, 2008, there was $1.3 million in excess tax benefits from stock based compensation, approximately $0.6 million resulting from tax windfalls and included as financing cash flows and approximately $0.6 million included in operating cash flows.
M. Income Taxes
The Company accounts for income taxes in accordance with FAS No. 109, Accounting for Income Taxes (“FAS 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. FAS 109 requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. A full valuation allowance on the net deferred tax asset has been recorded as of December 31, 2007 and 2006. This valuation allowance was reversed in 2008 as discussed in Note 12.
N. Advertising
The costs of advertising are expensed as incurred.
O. Fair Value of Financial Instruments
At December 31, 2008 and 2007, the recorded values of financial instruments such as trade receivables, accounts payable and Credit Facility borrowings approximated their fair values based on the short-term maturities of these instruments. As of December 31, 2008 and 2007, the Company believes the carrying amount of its current and long-term lease receivables and financed lease debt approximate their fair value.

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
Q. New Accounting Pronouncements
On January 1, 2008, the Company elected to adopt FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”) with the one-year deferral permitted by FSP 157-2. This statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations.
On January 1, 2008, the Company elected to adopt FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) by electing not to use the fair value approach. This statement gives entities the option to report most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The adoption of SFAS 159 had no impact on the Company’s consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements— An Amendment of ARB No. 51 (“SFAS 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS 160 on its financial position and results of operations.
R. Reclassifications and Adjustments
Certain prior year amounts were reclassified to conform to the current year.

2. Accounts Receivable
Accounts receivable consists of the following as of December 31 (in thousands):

	2008	2007
Trade accounts receivable	$153,742	$136,040
Unbilled trade accounts receivable	9,795	9,386
Lease receivables, net	14,740	10,437
Vendor and other financing receivables	14,212	14,481

Total accounts receivable	$192,489	$170,344
Less: Allowance for doubtful accounts	(393)	(1,001)
Sales return allowance	(1,356)	(4,026)

Accounts receivable, net	$190,740	$165,317

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
The Company recognized revenue of $85.1 million, $35.6 million and $49.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, from sales-type lease and related transactions. Other related receivables include long term receivables for items such as maintenance, services and software. As of December 31, 2008, the Company had current and long-term outstanding lease and other receivables of $33.2 million compared with $28.1 million as of December 31, 2007.

Future minimum payments for lease and other related receivables are as follows as of December 31, 2008 (in thousands):

2009	$22,707
2010	5,544
2011	844
2012	627
Thereafter	1

Future minimum payments	$29,723

Lease Receivables
The Company’s investments in sales-type lease receivables were as follows as of December 31 (in thousands):

	2008	2007
Future minimum lease payments receivable	$14,921	$13,558
Unguaranteed residual values	3,458	4,785
Unearned income	(1,164)	(2,450)

	$17,215	$15,893

Other Related Receivables
The Company’s investment in other receivables was as follows as of December 31 (in thousands):

	2008	2007
Future minimum payments receivable	$14,802	$10,240
Unearned income	(1,479)	(1,433)

	$13,323	$8,807

4. Transferred Receivables and Financed Lease Debt
During the years ended December 31, 2008 and 2007, there were no receivables transferred to third party financing companies. Financing receivables typically have terms from two to four years and are usually collateralized by a security interest in the underlying assets. Though the Company receives cash for the transfer of these receivables, the transfers do not meet the criteria for a sale under FAS 140. As a result, the receivables remain on the Company’s balance sheets and are characterized as financing receivables. As of December 31, 2008 and 2007, such financing receivables were $9.9 million and $19.3 million, respectively which is included in the lease and other related receivables above. The interest income on these receivables is recognized over the terms of the respective agreements as financing revenues, as a majority of transferred receivables are lease receivables. As payments on these receivables are made by our customers directly to the third party financing companies, the related reduction of these receivables and financed lease debt is a non-cash transaction and excluded from the statement of cash flows. These non-cash items totaled $9.1 million, $17.6 million, and $34.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.
The terms of the financed lease debt, which is backed by the transferred receivables, generally correspond to the terms of the underlying receivables, generally two to four years. The financed lease debt had a weighted average interest rate of 6.70%, 7.32% and 7.11% for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized $0.9 million, $1.8 million and $2.5 million of financing cost of sales associated with the financed lease debt for the years ended December 31, 2008, 2007 and 2006, respectively.

The maturities of the financed lease debt as of December 31, 2008 are as follows (in thousands):

Year
2009	$6,538
2010	2,530
2011	—
2012	—
2013	—

Total	$9,068

For the years ended December 31, 2008, 2007 and 2006, the Company transferred lease and other related receivables of $63.8 million, $26.0 million and $18.7 million, respectively, to third party financing companies in transactions that met the sale criteria under FAS 140. These amounts are included in cash flows from operating activities in the consolidated statements of cash flows. For the years ended December 31, 2008, 2007, and 2006 the Company derecognized the receivables associated with these transfers and recognized a net gain on these sales in the amount of $6.0 million, $3.0 million and $1.7 million, respectively, which is included in sales and cost of sales in gross on the accompanying consolidated statements of operations.
5. Inventory
Inventory (composed of finished goods) is valued at the lower of cost or market. Cost is determined using the average cost method. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions. For the years ended December 31, 2008, 2007 and 2006, there were no significant changes recorded for obsolete or excess inventory.
6. Depreciable Assets
Depreciable assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives. Furniture and equipment useful lives range from three to ten years. Purchased and developed computer software for internal use, including the GTSI Enterprise Resource Management System (“GEMS”), are amortized over expected lives ranging from three to seven years. The useful life for leasehold improvements is the lesser of the term of the lease or the life of the improvement, which range from three to ten years. Costs for maintenance and repairs are charged to expense when incurred. Depreciable assets consist of the following as of December 31 (in thousands):

	2008	2007
Office furniture and equipment	$16,689	$15,358
Purchased software for internal use	7,605	12,369
Internally developed software	16,022	15,096
Leasehold improvements	1,269	5,290

	41,585	48,113

Less: accumulated depreciation and amortization	(27,921)	(35,955)

Depreciable assets, net	$13,664	$12,158

Depreciation expense, including amortization of capitalized software development costs, was $3.4 million, $3.8 million and $3.7 million for the years ended 2008, 2007 and 2006, respectively. Amortization of software costs was $2.6 million in 2008, $2.4 million in 2007 and $1.9 million in 2006. During 2008 and 2007, the Company capitalized $1.2 million and $1.8 million, respectively, of development costs related to GEMS. In addition, during 2008 and 2007, the Company capitalized $0.1 million and $0.3 million, respectively, for other purchased software for internal use. The total net book value of capitalized software development costs was $9.4 million and $10.9 million as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had an impairment loss of $0.1 million under FAS 144. There were no indicators of impairment under FAS 144 during 2007 and 2006.
For the year ended December 31, 2008, the Company retired or disposed of a total of $6.3 million of depreciable assets and $6.1 million of related accumulated depreciation, resulting in a $0.2 million loss on the sale of depreciable assets, which is included in selling, general and administrative expenses. The majority of these retirements and disposals related to the move to the new corporate headquarters.
7. Credit Facility and Term Loan
In 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). The gross outstanding balance of the Credit Facility as of December 31, 2008 and 2007 was $22.6 million and $22.7 million, respectively, and is included on the accompanying balance sheet, net of the Company’s lockbox cash accounts that are accessed by the lenders to pay down the Credit Facility outstanding balance, which was $0.2 million and $4.7 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the borrowing under the Credit Facility include bank overdrafts of $12.3 million. The net borrowing under the Credit Facility consist of the following as of December 31 (in thousands):

	2008	2007
Borrowings	$10.3	$22.7
Outstanding Checks, net of unswept cash	12.3	0.0

Gross Borrowings	$22.6	$22.7

Less: Lockbox	(0.2)	(4.7)

Net Borrowings	$22.4	$18.0

The Credit Facility provides access to capital through June 2, 2010, with borrowings backed by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments (including cash dividends), purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. As of December 31, 2007, the Credit Facility carried an interest rate generally indexed to the Prime Rate plus 0.25% plus margin. Effective September 30, 2008, the interest rate calculation was revised to only include the Prime Rate plus margin. The average interest rate for 2008 and 2007 was 5.39% and 8.45%, respectively. As of December 31, 2008 and 2007, GTSI had remaining available credit under the Credit Facility of $88.7 million and $44.4 million, respectively.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. Beginning September 2008, the minimum EBITDA performance covenant was replaced with the Fixed Charge Coverage Ratio covenant.
During 2007, the Company signed an amendment to the Credit Facility to change the reporting requirements and the minimum EBITDA covenants and another amendment to increase the allowed payments the Company is permitted to make under commercial leases or lease payments.
The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2008. The Company currently relies on its Credit Facility as its primary vehicle to finance its operations. If the Company fails to comply with any material provision or covenant of our Credit Facility, it would be required to seek a waiver or amendment of covenants.
At December 31, 2007, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). The debt covenants and maturity date on the Term Loan were the same as the Credit Facility. The interest rate on the Term Loan was Prime plus 5.25% per annum and was due monthly. On February 25, 2008, the Company terminated the Term Loan by making a payment of $10.2 million. The pay-off consisted of $10 million principal, $0.1 million interest and $0.1 million termination fee.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of December 31, 2008 and 2007 were $2.2 million and $3.7 million, respectively.

8. Stockholders’ Equity
Purchase of Capital Stock
In February 2000, the Board of Directors approved a plan for the purchase of common stock with a limit of up to $5.25 million. In 2002, the Board of Directors authorized the use of up to an additional $5.0 million for the purchase of outstanding shares of the Company’s common stock, provided the per share price did not exceed the market price. During 2005, the Board of Directors approved a $7.3 million increase to the Company’s share repurchase program. In December 2008, the Board of Directors terminated the repurchase plan approved in February 2000 and replaced it with a plan to purchase up to 2 million shares of the Company’s common stock over the next 24 months. The Company also obtained a waiver under its Credit Agreement to repurchase common stock.
In 2008, the Company repurchased shares of common stock from employees who exercised stock options or had restricted stock lapses to cover tax withholdings. Through these net share settlements, the Company acquired 23,358 shares of its own stock in the first quarter of 2008 at a cost of $9.06 per share, 548 shares in the third quarter of 2008 at a cost of $7.82 per share, and 135 shares in the fourth quarter of 2008 at a cost of $5.90 per share. During 2007 and 2006, the Company made no repurchases of common stock.
In 2008 and 2006, common stock purchased for the Company’s treasury was generally reissued for the employee stock purchase plan, restricted stock award grants and upon the exercise of employee stock options. In 2007, the Company issued newly registered shares to satisfy the employee stock purchase plan, restricted stock award grants, and exercises of employee stock options.
Stock Incentive Plans
The Company has two stockholder approved combination incentive and non-statutory stock incentive plans: the 1994 Stock Option Plan, as amended (“1994 Plan”), and the Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”). These plans provide for the granting of options to employees (both plans) and non-employee directors (only under the 2007 Plan) to purchase up to 300,000 and 4,500,000 shares, respectively, of the Company’s common stock. The 2007 Plan also permits the grant of restricted stock and restricted stock units to its employees and non-employee directors as well as stock appreciation rights (“SARs”). The Company has another stockholder approved plan, the 1997 Non-Officer Stock Option Plan (“1997 Plan”), which provides for the granting of non-statutory stock options to employees (other than officers and directors) to purchase up to 300,000 shares of the Company’s common stock. In addition, GTSI has utilized a vehicle permitted under NASDAQ marketplace rules that allows a company without stockholder approval to offer stock options to prospective employees as an inducement to entering into employment with the company (“Capitalization Vehicle”).
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

	2008	2007	2006
Expected volatility	48.3%	51.6%	49.6%
Expected dividends	—	—	—
Expected term (in years)	5.0	5.2	4.8
Risk free interest rate	2.6%	4.6%	5.0%
Stock Options
A summary of option activity under the Company’s stock incentive plans as of December 31, 2008 and changes during the year then ended is presented below (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	1,782	$8.08
Granted	35	$5.65
Exercised	(45)	$4.88
Forfeited	(33)	$8.31
Expired	(91)	$9.54

Outstanding at December 31, 2008	1,648	$8.05	3.40	$261

Exercisable at December 31, 2008	1,122	$8.47	2.90	$249

The weighted-average grant-date fair value of options granted during 2008, 2007 and 2006 was $5.65, $10.45 and $7.00, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $0.1 million, $0.9 million and $0.6 million, respectively. For the years ended December 31, 2008, 2007, and 2006, stock compensation expense related to stock options was $0.6 million, $0.7 million, and $1.2 million, respectively.
A tax benefit of $1.3 million was recognized in 2008 from the excess tax benefits from stock based compensation. No tax benefit for the exercise of stock options was recognized during 2007 and 2006.
There was no charges for stock-based compensation granted to non-employees in 2008. For 2007 and 2006, the Company recorded charges of less than $0.1 million each year for stock-based compensation granted to non-employees based on the fair value method.
Restricted Shares
In 2008, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee members of the Board, which will vest in April 2009, as well as 17,821 shares of restricted stock to employees, scheduled to vest in equal installments over a period of five years from the grant date. During 2007, the Company issued restricted stock grants of 23,331 shares of the Company’s common stock to the non-employee members of the Board, which vested in April 2008, as well as 347,995 shares of restricted stock to employees, scheduled to vest in equal installments over a period of five years from the grant date. During 2006, the Company issued restricted stock grants of 26,664 shares to the non-employee members of the Board, which vested in June 2007, as well as 29,667 shares of restricted stock to employees, scheduled to vest on the third, fourth and fifth anniversaries of the grant date in equal installments. Compensation is recognized on a straight-line basis over the vesting period of the grants. During 2008, 2007 and 2006, $1.1 million, $0.8 million, and $0.2 million respectively, was recorded as stock compensation expense for restricted stock.

Holders of nonvested restricted stock have similar dividend and voting rights as common stockholders. The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during 2008, is presented below (in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	378	$11.71
Granted	44	$7.27
Vested	(89)	$12.20
Forfeited	(43)	$12.00

Nonvested at December 31, 2008	290	$10.83

Stock Appreciation Rights (“SARs”)
In 2008, 42,023 SARs were granted as part of the 2007 long term incentive plan. During 2007, there were 918,006 SARs granted as part of the 2007 long term incentive plan. There were no SARs granted in 2006. All SARs are to be settled in stock. During 2008 and 2007, $1.2 and $0.8 million, respectively was recorded as stock compensation expense for SARs. A summary of SARs activity under the Company’s stock incentive plans as of December 31, 2008 and changes during the year then ended is presented below (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	842	$9.60
Granted	42	$9.60
Exercised	—	—
Forfeited	(112)	$9.60
Expired	(14)	$9.60

Outstanding at December 31, 2008	758	$9.60	5.09	$—

Exercisable at December 31, 2008	153	$9.60	4.69	$—

Unrecognized Compensation
As of December 31, 2008, there was $7.2 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.2 million related to stock options, $2.5 million related to restricted stock awards, and $3.5 million related to SARs. The cost for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 1.59 years, 2.84 years, and 3.19 years, respectively. During 2008, approximately 388,648 stock option and SAR awards and 89,013 restricted stock awards vested.

Employee Stock Purchase Plan
GTSI has established an Employee Stock Purchase Plan (“ESPP”). Beginning July 1, 2008, eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase common stock of the Company at 85% of the fair market value of shares of common stock on the last day of the offering period. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee’s compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 95% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. Prior to July 1, 2008, the ESPP purchase price was 95% of the lower of the fair market value of a share of common stock on the last day of the offering period. No other material changes were made to the plan. The Company uses its treasury shares to fulfill the obligation of both the employee withholding and the discount.
The table below summarizes the number of shares purchased by employees under the ESPP during the offering periods indicated:

	Number of
	shares	Purchase
Offering period ended	purchased	price
December 31, 2008	42,556	$5.10
June 30, 2008	16,652	$7.19
December 31, 2007	16,011	$9.37
June 30, 2007	9,392	$12.26
December 31, 2006	13,547	$8.77
June 30, 2006	15,546	$6.13
The weighted average fair market value of shares under the ESPP was $5.69 in 2008, $10.44 in 2007 and $7.36 in 2006. GTSI has reserved 1,600,000 shares of common stock for the ESPP, of which 626,507 were available for future issuance as of December 31, 2008.
9. Contract Termination Costs
In 2006, the Company recorded a charge of $0.2 million for the consolidation of facilities. In March 2007, the Company sub-leased a portion of the excess work space, and reduced its reserve by $0.1 million. These amounts are included in selling, general & administrative expenses on the accompanying Statement of Operations. The sublease agreement ended in November 2008 eliminating the Company’s liability.
Contract termination cost reserve activities as of and for the year ended December 31, 2008 was as follows (in thousands):

Contract Termination Liability as of 12/31/07	$30
Less: Cash Payments	(30)

Contract Termination Liability as of 12/31/08	$—

10. Related Party Transactions
As part of the Mentor-Protégé Program offered under the Section 8(a) program of the Small Business Administration, GTSI serves as the official mentor to Eyak Technology, LLC (“Eyak”), providing assistance and expertise in many key business areas. In 2002, GTSI made a $0.4 million investment in Eyak and assumed a 37% ownership of Eyak. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. In 2003, Eyak formed a joint venture with GTSI called EG Solutions (“EGS”), which GTSI owned a 49% interest. On September 30, 2007, GTSI sold its 49% interest in EGS to Eyak for $0.7 million. At December 31, 2008 and 2007, the investment balance for Eyak was $5.3 million and $2.9 million, respectively, and equity in earnings was $4.9 million and $3.8 million, respectively. The Company recognized sales to Eyak of $23.2 million, $32.4 million and $14.4 million during 2008, 2007 and 2006 and receivables have been recorded by the Company totaling $1.1 million and $11.0 million as of December 31, 2008 and 2007, respectively. GTSI also receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak and fees recognized by the Company during 2008, 2007, 2006 are $1.4 million, $4.2 million, and $1.5 million, respectively, which are included in sales in the accompanying consolidated statements of operations. The amounts due are included in accounts receivable totaling $0.3 million and $1.8 million for the year ended December 31, 2008 and 2007, respectively.
In October 2008, the Company received notification from Eyak to terminate the mentor relationship under the Mentor-Protégé Program offered under the SBA Section 8(a) program. This termination did not have a material impact on its financial position or results of operations in 2008 and the Company does not expect this to have a material impact on its financial position or results of operations in 2009 and beyond.
The following table summarizes Eyak’s financial information as of and for the year ended December 31 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues	$273,475	$228,585	$91,985
Gross margin	$31,292	$20,368	$12,102
Net income	$13,044	$7,005	$2,513

	December 31,
	2008	2007
Current assets	$104,069	$89,351
Noncurrent assets	$1,003	$2,632
Current liabilities	$93,092	$81,846
Noncurrent liabilities	$77	$1,584
Member’s equity	$11,901	$8,553
11. Earnings (Loss) Per Share
Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted earnings (loss) per share are computed similarly to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.
In periods of net loss, all diluted shares are considered anti-dilutive and are excluded from the calculation. Anti-dilutive employee stock options totaling 296 thousand and 285 thousand; and restricted stock units totaling 20 thousand and 7 thousand have been excluded for 2007 and 2006, respectively.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31 (in thousands except per share amounts):

	2008	2007	2006
Basic earnings (loss) per share:
Net income (loss)	$7,835	$(1,767)	$(3,014)
Weighted average shares outstanding	9,760	9,571	9,371

Basic earnings (loss) per share	$0.80	$(0.18)	$(0.32)

Diluted earnings (loss) per share:
Net income (loss)	$7,835	$(1,767)	$(3,014)
Weighted average shares outstanding	9,760	9,571	9,371
Incremental shares attributable to the assumed exercise of outstanding stock options	105	N/A	N/A

Weighted average shares and equivalents	9,865	9,571	9,371

Diluted earnings (loss) per share	$0.79	$(0.18)	$(0.32)

12. Income Taxes
The benefit (provision) for income taxes consists of the following for the years ended December 31 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(1,483)	$(445)	$98
State	(562)	(129)	12

	$(2,045)	$(574)	$110

Deferred:
Federal	$3,179	$5	$—
State	672	1	—

	$3,851	$6	$—

Total income tax benefit (provision)	$1,806	$(568)	$110

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and tax credits and the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2008	2007
Deferred tax assets:
Allowance	$149	$440
Inventory reduction of cost basis	297	320
Reserves	1,445	930
Bid and proposal costs	3,882	3,109
Deferred revenue	238	807
Deferred rent	471	—
Stock compensation	1,659	968
Sale of receivables	140	577
Net operating losses and tax credits	185	1,370
Other	92	132

Total deferred tax assets	8,558	8,653

Deferred tax liabilities:
Prepaid expenses and other	(482)	(253)
Prepaid Bonuses	(492)	(528)
Depreciation and amortization	(3,842)	(3,244)

Total deferred tax liabilities	(4,816)	(4,025)

Valuation allowance	—	(4,628)

Net deferred tax assets	$3,742	$—

The Company has provided a valuation allowance against the full amount of the net deferred tax assets as of December 31, 2007, because in the opinion of management, it is more likely than not that these deferred tax assets will not be realized. Future realization of a tax benefit ultimately depends on the existence of sufficient taxable income. During the current year, GTSI generated pre-tax book income of approximately $6.0 million, and management projects future profitability. This change in the Company’s circumstances caused a change in judgment regarding whether, based on the weight of both positive and negative evidence, a valuation allowance was needed as of December 31, 2008. Management concluded that it is more likely than not that the net deferred tax assets would be realized and released the full valuation allowance of $4.6 million. Accordingly, the valuation allowance is $0 at December 31, 2008. The tax benefit recorded during 2008 was due to the reversal of the tax valuation allowance of $4.6 million, partially offset by income tax expense of $2.8 million, primarily attributable to income from continuing operations.

The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate for the years ended December 31:

	Years Ended December 31,
	2008	2007	2006
Statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.4	4.1	(6.2)
Non-deductible executive compensation	7.3	—	—
Non-deductible meals & entertainment costs	2.4	12.8	4.5
Non-deductible club dues	0.0	1.8	—
Non-deductible accrued incentive costs	1.2	8.7	3.7
Other	0.5	(2.3)	0.2
Change in the tax contingency reserve	(1.2)	(1.1)	(3.5)
Effectively settled interest expense — IRS Audit	0.0	14.4	—
Change in valuation allowance	(78.1)	42.9	31.8

Effective tax rate	(30.5)%	47.3%	(3.5)%

As of December 31, 2008 and 2007, respectively, the Company had NOL carryforwards of approximately $0 and $6.5 million for Federal income tax purposes, which will expire through 2026. With the implementation of FAS123R, the amount of the NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOL’s reported in gross deferred tax asset do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock-based compensation. Approximately, $0 and $3.9 million of the December 31, 2008 and 2007 NOL carryforward relates to stock-based compensation expense for which subsequently recognized tax benefits will be allocated to capital in excess of par value. The tax benefit from the excess tax benefits from stock based compensation of $1.3 million, $0 million, and $0 million was recorded to capital in excess of par value for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company has an alternative minimum tax credit carryforward of approximately $0.1 million and $0.4 million at December 31, 2008 and 2007, respectively, with no expiration date.
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
GTSI is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2003. The Company completed during 2007 an IRS audit with respect to GTSI’s 2003, 2004 and 2005 tax years. Currently, no state income tax returns are under examination.

The Company’s tax reserves relate to state nexus issues and the state impact of IRS audit adjustments for the 2003 through 2005 tax years. With each year the Company’s tax exposure rolls forward with incremental increases expected based on continued accrual of interest. The Company’s tax liability for unrecognized tax benefits are as follows as of December 31 (in thousands):

	2008	2007
Balance at beginning of the year	$236	$166
Additions for prior year tax positions	(21)	431
Reductions for settlements	(2)	(361)
Lapses in statute of limitations	(16)	—

Balance at end of the year	$197	$236

GTSI’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had $0.2 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2007. The Company has less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2008. During the year, accrued interest decreased by less than $0.1 million due primarily to the settlement and payment of assessed liabilities. Interest will continue to accrue on certain issues in 2009 and beyond.
It is not anticipated that any increase or decrease during the next 12 months in the amount of unrecognized tax benefits will be material. Further, it is anticipated that the effective tax rate impact of any unrecognized tax benefits will be immaterial.

13. 401(k) Plan
GTSI maintains the Employees’ 401(k) Investment Plan (the “Plan”), a savings and investment plan intended to be qualified under Section 401 of the IRC. All employees of the Company who are at least 21 years of age are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under IRC, of a percentage (not to exceed 30%) of their total compensation. Effective, January 1, 2008 new hires are automatically enrolled in the 401(k) plan at a 3% deferral rate unless the new hire opts out or selects to increase or decrease their deferral percentage. Employee contributions are fully vested at all times. Employer contributions vest at 20% over five years. GTSI matches employee contributions 50% of the first five percent of eligible pay. In 2008, 2007 and 2006, the Company contributed approximately $1.1 million, $0.8 million and $1.1 million to the Plan, respectively.
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

	2008	2007
Accrued warranties at beginning of year	$284	$855
Charges made against warranty liabilities	(22)	(214)
Adjustments to warranty reserves	(167)	(577)
Accruals for additional warranties sold	60	220

Accrued warranties at end of year	$155	$284

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	2008	2007
Deferred warranty revenue at beginning of year	$130	$506
Deferred warranty revenue recognized	(317)	(467)
Revenue deferred for additional warranties sold	576	91

Deferred warranty revenue at end of year	$389	$130

Lease Commitments
The Company conducts its operations from leased real properties, which include offices and a warehouse. These obligations expire at various dates between 2011 and 2019. In December 2007, the Company executed a lease for a new corporate headquarters. The Company relocated to its new location in November 2008, which has a number of favorable lease options for current and future space commitments under its new 10-year term. This new lease expires in 2019. Most of the leases contain renewal options at inception, some of which have been exercised, as well as escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Rent expense for 2008, 2007 and 2006 was approximately $3.2 million, $2.4 million and $2.7 million, respectively.

Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 are as follows (in thousands):

2009	$2,913
2010	4,508
2011	4,556
2012	3,889
2013	3,986
Thereafter	23,376

Total minimum lease payments	$43,228

Letters of Credit
GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million at December 31, 2008 and 2007, as a security deposit for all tenant improvements associated with the lease. Additionally, the Company provided a letter of credit in the amount of $2.4 million as of December 31, 2008 and December 31, 2007 for the new office space lease signed in December 2007.
As of December 31, 2008, the Company has an outstanding letter of credit in the amount of $1.2 million to guarantee the performance by the Company of its obligations under customer contracts.
As of December 31, 2007, the Company had an outstanding letter of credit in the amount of $4.6 million to guarantee the performance by the Company of its obligations under customer contracts. The letter of credit was amended in June 2008 and reduced to the current amount of $1.2 million. The Company also had an outstanding letter of credit in the amount of $0.5 million to one customer that expired December 31, 2007.
Employment Agreements
On October 29, 2008, GTSI entered into an employment agreement with its Chief Financial Officer. This agreement provides for payments of 12 months of base salary plus bonus based upon the existing bonus plan attainment level (for change of control) and provides for payments of six months of base salary upon termination of employment except for cause.
GTSI has an employment agreement with its Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment except for cause. In addition, GTSI has change in control agreements with 12 additional executives and key employees and severance agreements with eight executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2008, no accruals have been recorded for these agreements.
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
The following table summarizes the Company’s sales by type for the years ended December 31 (in thousands):

	2008	2007	2006
Hardware	$585,655	$529,961	$649,687
Software	159,711	111,599	130,209
Services	56,529	59,658	70,293
Financing	19,270	22,247	12,788

Total	$821,165	$723,465	$862,977

Major Customers
All of GTSI’s sales are earned from U.S. entities. Sales to multiple agencies and departments of the U.S. Federal Government, either directly or through prime contractors, accounted for approximately 93%, 90% and 92% of the Company’s consolidated sales during 2008, 2007, and 2006, respectively.
16. Selected Quarterly Financial Data (unaudited)
The following tables illustrate selected quarterly financial data for 2008 and 2007. GTSI has historically experienced significant seasonal fluctuations in its operations as a result of the U.S. Federal Government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends (in thousands).

	2008
	Q1	Q2	Q3	Q4	Total
Sales	$142,790	$159,200	$257,059	$262,116	$821,165
Gross margin	21,406	19,405	34,775	31,767	107,353
Net income (loss) (a)	$(5,064)	$(2,909)	$8,227	$7,581	$7,835

Basic earnings (loss) per share	$(0.52)	$(0.30)	$0.84	$0.77	$0.80
Diluted earnings (loss) per share	$(0.52)	$(0.30)	$0.83	$0.77	$0.79

	2007
	Q1	Q2	Q3	Q4	Total
Sales	$146,616	$156,720	$195,042	$225,087	$723,465
Gross margin	20,173	22,195	31,893	30,459	104,720
Net income (loss)	$(6,948)	$(3,621)	$5,517	$3,285	$(1,767)

Basic earnings (loss) per share	$(0.73)	$(0.38)	$0.57	$0.34	$(0.18)
Diluted earnings (loss) per share	$(0.73)	$(0.38)	$0.55	$0.33	$(0.18)

(a)	Net income for the quarter ended December 31, 2008 was positively impacted by the reversal of the tax valuation allowance of $4.6 million, partially offset by income tax expense of $1.5 million and $1.3 million of additional tax expense related to FAS 123R shortfall.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2008. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management, under the supervision and with the participation of our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon the criteria set forth in Internal Control—Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, an evaluation was performed to determine whether there were any changes in our internal control procedures over financial reporting that occurred during the quarter ended December 31, 2008. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Registrant’s Stockholders scheduled to be held on April 23, 2009 (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days after December 31, 2008.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES:
(a) (1) Financial Statements
The consolidated financial statements of GTSI Corp. filed are as follows:
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statement of Operations for each of the three years in the period ended December 31, 2008
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008
Notes to Consolidated Financial Statements
(a) (2)Financial Statement Schedules
The financial statement schedules of GTSI Corp. and subsidiaries filed are as follows:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2008
All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(c) Eyak Technology, LLC
The Consolidated Balance Sheets of Eyak Technology, LLC as of December 31, 2008 and 2007 and the related Consolidated Statements of Income, Members’ Equity and Cash Flows for the three years ended December 31, 2008 are being filed. These financial statements are filed in accordance with Rule 3-09 of Regulation S-X.
Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.
By:	/s/ JAMES J. LETO
James J. Leto
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES J. LETO James J. Leto	Chief Executive Officer (Principal Executive Officer)	March 5, 2009

/s/ PETER WHITFIELD Peter Whitfield	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2009

/s/ JOHN M. TOUPS John M. Toups	Chairman of the Board	March 5, 2009

/s/ LLOYD GRIFFITHS Lloyd Griffiths	Director	March 5, 2009

/s/ THOMAS HEWITT Thomas Hewitt	Director	March 5, 2009

/s/ LEE JOHNSON Lee Johnson	Director	March 5, 2009

/s/ JOSEPH KEITH KELLOGG, JR. Joseph Keith Kellogg, Jr.	Director	March 5, 2009

/s/ STEVEN KELMAN Steven Kelman	Director	March 5, 2009

/s/ BARRY REISIG Barry Reisig	Director	March 5, 2009

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 5, 2009

GTSI CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
SCHEDULE II

	Years Ended December 31,
	2008	2007	2006
Allowance for Doubtful Accounts
Balance at beginning of year	$1,001	$1,612	$1,968
Additions—charged to expense or other accounts	605	1,228	1,485
Deductions	(1,213)	(1,839)	(1,841)

Balance at end of year	$393	$1,001	$1,612

Sales Return Allowance (1)
Balance at beginning of year	$4,026	$6,282	$8,116
Additions—charged to expense or other accounts	5,008	4,306	6,480
Deductions	(7,678)	(6,562)	(8,314)

Balance at end of year	$1,356	$4,026	$6,282

Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$4,628	$3,974	$3,930
Additions—charged to expense or other accounts	—	654	44
Deductions	(4,628)	—	—

Balance at end of year	$—	$4,628	$3,974

(1)	The sales returns allowance is reported as a reduction of accounts receivable on the consolidated balance sheets.
All other schedules are omitted because the required information is not present or is not present in amount sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
10.1	GTSI Employee’s 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto (3)
10.2	Employee Stock Purchase Plan, as amended to date (4)
10.3	1994 Stock Option Plan, as amended to date (5)
10.4	Amended and Restated 1996 Stock Incentive Plan (6)
10.5	1997 Non-Officer Stock Option Plan, as amended to date (7)
10.6	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility (8)
10.7	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (9)
10.8	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (10)
10.9	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank (11)
10.10	Third Amendment to Credit Agreement dated as of March 30, 2007 between GTSI Corp. the Lenders, the other Borrower Parties, and SunTrust Bank (13)
10.11	Amended and Restated 2007 Stock Incentive Plan (18)
10.12	Lease dated December 5, 2007 between the Company and SP Herndon Development LP for new headquarters facility (19)
10.13	Amended 1991 Employee Stock Purchase Plan (22)
10.14	Fifth Amendment to Credit Agreement dated as of December 19, 2008 between GTSI Corp., the Lenders, the other Borrower Parties and SunTrust Bank (25)
10.15	GTSI Corp. Long Term Incentive Plan * (14)
10.16	GTSI 2005 Executive Incentive Compensation Plan * (3)
10.17	Form of GTSI Change in Control Agreement *(3)
10.18	Employment Agreement dated February 16, 2006 between the Registrant and James J. Leto* (15)
10.19	Form of GTSI Severance Agreement *(16)
10.20	Amendment to Employment Agreements date June 8, 2007* (20)
10.21	Employment Agreement dated December 1, 2007 between the Registrant and Scott Friedlander* (21)
10.22	2008 Short Term Incentive Plan Description* (23)
10.23	Employment Agreement dated October 29, 2008 between the Registrant and Peter Whitfield* (24)

Exhibit
Number	Description
14.1	Code of Ethics (12)
16.1	Changes in Company’s Certifying Accountant (21)
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
23.2	Consent of Aronson & Company (filed herewith)
23.3	Consent of Ernst & Young LLP (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Consolidated Financial Statements for Eyak Technology, LLC for the years ended December 31, 2008, 2007 and 2006 (audited) (filed herewith)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2007.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2005.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(14)	Incorporated by reference to Appendix B of the Registrant’s 2004 Proxy Statement.

(15)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 16, 2006.

(16)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2006.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

(18)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2007.

(19)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 25, 2008.

(20)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 8, 2007.

(21)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 1, 2007.

(22)	Incorporated by reference to the Registrant’s current report on Schedule 14A dated March 31, 2008.

(23)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 23, 2008.

(24)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 29, 2008.

(25)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 19, 2008.