Form 10-Q
period 2009-03-31
GTSI CORP
filed 2009-05-07
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as of April 30, 2009 was 9,598,622.

GTSI Corp.
Form 10-Q for the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,547	$—
Accounts receivable, net	145,121	190,740
Inventory	20,896	13,491
Deferred costs	6,056	7,849
Other current assets	11,515	7,807

Total current assets	192,135	219,887
Depreciable assets, net	13,045	13,664
Long-term receivables and other assets	44,907	14,078

Total assets	$250,087	$247,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$22,387
Accounts payable	111,229	103,553
Financed lease debt, current portion	3,019	6,538
Accrued liabilities	20,861	17,857
Deferred revenue	1,774	2,079

Total current liablilites	136,883	152,414
Long-term financed lease debt	682	2,530
Other liabilities	25,848	2,571

Total liabilities	163,413	157,515

Commitments and contingencies (See Note 9)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	$—	$—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,130,842 issued and 9,914,370 outstanding at March 31, 2009; and 10,140,757 issued and 9,866,662 outstanding at December 31, 2008	50	50
Capital in excess of par value	51,157	50,722
Retained earnings	35,588	39,469
Treasury stock, 19,182 shares at March 31, 2009 and 16,176 shares at December 31, 2008, at cost	(121)	(127)

Total stockholders’ equity	86,674	90,114

Total liabilities and stockholders’ equity	$250,087	$247,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

SALES
Product	$127,719	$127,567
Service	14,274	11,912
Financing	2,079	3,311

	144,072	142,790

COST OF SALES
Product	118,800	114,820
Service	9,284	5,717
Financing	325	847

	128,409	121,384

GROSS MARGIN	15,663	21,406

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	22,863	25,871

LOSS FROM OPERATIONS	(7,200)	(4,465)

INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income	67	130
Equity income from affiliates	825	405
Interest expense	(563)	(1,182)

Interest and other income (expense), net	329	(647)

LOSS BEFORE INCOME TAXES	(6,871)	(5,112)

INCOME TAX BENEFIT	2,991	48

NET LOSS	$(3,880)	$(5,064)

LOSS PER SHARE
Basic	$(0.39)	$(0.52)

Diluted	$(0.39)	$(0.52)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,864	9,692

Diluted	9,864	9,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,880)	$(5,064)
Adjustments to reconcile net loss to net cash provided by operating activities:	35,185	32,912

Net cash provided by operating activities	31,305	27,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(347)	(581)

Net cash used in investing activities	(347)	(581)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on Credit Facility	(22,387)	(18,031)
Payment of Term Loan	—	(10,000)
Common Stock Purchases	(127)	(212)
Proceeds from equity transactions	103	147

Net cash used in financing activities	(22,411)	(28,096)

NET INCREASE (DECREASE) IN CASH	8,547	(829)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	829

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,547	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (“GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns. These patterns historically have had a negative effect on GTSI’s sales and net (loss) income during the quarter ended March 31.
2. New Accounting Pronouncements
On January 1, 2009, the Company elected to adopt FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The adoption of SFAS 141R had no impact on the Company’s consolidated financial position or results of operations.
On January 1, 2009, the Company elected to adopt FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 had no impact on the Company’s consolidated financial position or results of operations.
On January 1, 2009, the Company elected to adopt FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITP 03-6-1 had no impact on the Company’s consolidated financial position or results of operations.
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

Stock Options
A summary of option activity under the Company’s stock incentive plans as of March 31, 2009 and changes during the three-month period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2009	1,648	$8.05
Granted	—	—
Exercised	(15)	3.88
Forfeited	(15)	6.73
Expired	(36)	9.41

Outstanding at March 31, 2009	1,582	$8.07	3.15	$47

Exercisable at March 31, 2009	1,084	$8.51	2.65	$47

There were no options granted during the three months ended March 31, 2009 and 2008. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was less than $0.1 million and $0.1 million each quarter, respectively. During the three months ended March 31, 2009 and 2008, 15,000 shares and 30,000 shares, respectively, of stock options were exercised under the Company’s stock option plans. The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax benefit for the exercise of stock options in the amount of $0.1 million was recognized during the three months ended March 31, 2009. Less than $0.1 million was recorded for excess tax benefits to capital in excess of par. No tax benefit for the exercise of stock options was recognized during the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, stock compensation expense for stock options was $0.1 million and $0.2 million, respectively.
Restricted Shares
There were 11,131 restricted stock awards granted during the three months ended March 31, 2009. During the three months ended March 31, 2008, there were 3,305 restricted stock awards granted. For the three months ended March 31, 2009 and 2008, stock compensation expense for restricted stock was $0.1 million and $0.3 million, respectively.
The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of March 31, 2009, and changes during the three months ended is presented below:

		Weighted
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value

Nonvested at January 1, 2009	290	$10.83
Granted	11	5.32
Vested	(61)	11.25
Forfeited	(17)	10.12

Nonvested at March 31, 2009	223	$10.49

Stock Appreciation Rights (“SAR”s)
A summary of SARs activity under the Company’s stock incentive plans as of March 31, 2009 and changes during the three-month period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2009	758	$9.60
Granted	8	9.60
Exercised	—	—
Forfeited	(26)	9.60
Expired	(12)	9.60

Outstanding at March 31, 2009	728	$9.60	4.84	$—

Exercisable at March 31, 2009	283	$9.60	4.56	$—

There were 8,719 SARs granted during the three months ended March 31, 2009. For the first three months of 2008, 8,300 stock appreciation rights were granted. All SARs are to be settled in stock. For the three months ended March 31, 2009 and 2008, stock compensation expense for SARs were $0.1 million and $0.3 million, respectively.
Unrecognized Compensation
As of March 31, 2009, there was $7.9 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.2 million related to stock options, $3.9 million related to stock appreciation rights and $2.8 million related to restricted stock awards. The cost for unrecognized compensation related to stock options, stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 1.35 years, 3.01 years, and 2.56 years, respectively.
4. Lease and Other Receivables
The Company leases computer hardware, generally under sales-type leases, in accordance with FAS 13. In connection with those leases, the Company may sell related services, software and maintenance to its customers. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.
The Company recognized revenue of $16.0 million and $13.0 million for the three months ended March 31, 2009 and 2008, respectively, from sales-type lease and related transactions. Other related receivables include long term receivables for items such as maintenance, services and software. As of March 31, 2009, the Company had current and long-term outstanding lease and other receivables of $57.5 million compared with $33.2 million as of December 31, 2008.
The Company’s investments in sales-type lease receivables were as follows as of (in thousands):

	March 31, 2009	December 31, 2008

Future minimum lease payments receivable	$7,174	$14,921
Unguaranteed residual values	1,172	3,458
Unearned income	(1,051)	(1,164)

	$7,295	$17,215

The Company’s investment in other receivables was as follows as of (in thousands):

	March 31, 2009	December 31, 2008
Future minimum payments receivable	$49,040	$14,802
Unearned income	(3,745)	(1,479)

	$45,295	$13,323

5. Transferred Receivables and Financed Lease Debt
For the three months ended March 31, 2009 and 2008, the Company did not transfer any financing receivables to third parties that did not meet the sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”), and were recorded as sales and cost of sales in the Company’s financial statements.
The Company recognized $0.1 million and $0.3 million of financing cost of sales associated with the secured financed lease debt for the three months ended March 31, 2009 and 2008, respectively.
6. Credit Facility and Term Loan
In 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). There was no outstanding balance on the Credit Facility as of March 31, 2009. As of December 31, 2008, the Company had a gross outstanding balance of $22.6 million on the Credit Facility that is included on the accompanying balance sheet, net of the Company’s lockbox cash accounts of $0.2 million that are accessed by the lenders to pay down the Credit Facility outstanding balance.
The Credit Facility provides access to capital through June 2, 2010, with borrowings secured by substantially all of the assets of the Company. The Facility matures in full on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments (including cash dividends), purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vi) enter into sale and leaseback transactions. As of March 31, 2009 and December 31, 2008, the Credit Facility carried an interest rate generally indexed to the Prime Rate plus margin. GTSI had remaining available credit under the Credit Facility of $26.0 million and $88.7 million as of March 31, 2009 and December 31, 2008, respectively.
The Credit Facility contains negative financial performance covenants, including a minimum EBITDA covenant for each period, information covenants and certain affirmative covenants. Beginning September 2008, the minimum EBITDA performance covenant was replaced with the Fixed Charge Coverage Ratio covenant. The Company was in compliance with all financial covenants as set forth in the Credit Facility as of March 31, 2009. The Company currently relies primarily on its Credit Facility and cash from operations to finance its operations.
At December 31, 2007, the Company had a subordinated secured long-term loan of $10 million (the “Term Loan”). On February 25, 2008, the Company terminated the Term Loan by making a payment of $10.2 million. The pay-off consisted of $10 million principal, $0.1 million interest and $0.1 million early termination fee.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. Deferred financing costs as of March 31, 2009 and December 31, 2008 were $1.8 million and $2.2 million, respectively.
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

For the three months ended March 31, 2009 and 2008, anti-dilutive employee stock option shares totaling 34,328 and 183,096, respectively, were excluded from the calculation. Weighted unvested restricted shares totaling 34,572 and 29,684, respectively, have been excluded for the three months ended March 31, 2009 and 2008.
The following table sets forth the computation of basic and diluted loss per share (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Basic loss per share
Net loss	$(3,880)	$(5,064)
Weighted average shares outstanding	9,864	9,692

Basic loss per share	$(0.39)	$(0.52)

Diluted loss per share:
Net loss	$(3,880)	$(5,064)
Weighted average shares outstanding	9,864	9,692
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A

Weighted average shares and equivalents	9,864	9,692

Diluted loss per share	$(0.39)	$(0.52)

8. Income Taxes
As of March 31, 2009 and December 31, 2008, GTSI had $0.2 million of total unrecognized tax benefits most of which would impact the effective rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2008. During the first three months of 2009, the amount accrued for interest decreased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2009 and beyond.
As of March 31, 2008, the Company concluded that a full deferred tax valuation allowance was required for its net deferred tax assets, based on its assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2008, the Company had determined that the full valuation allowance was no longer required and was released at that time. As of March 31, 2009, management believes it is more likely than not that the net deferred tax assets will be realized and no valuation allowance is required.

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

	Three Months Ended
	March 31,
	2009	2008
Accrued warranties at beginning of period	$155	$283
Charges made against warranty liabilities	(2)	(15)
Adjustments to warranty reserves	(3)	(128)
Accruals for additional warranties sold	8	48

Accrued warranties at end of period	$158	$188

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Deferred warranty revenue at beginning of period	$221	$130
Deferred warranty revenue recognized	(104)	(26)
Revenue deferred for additional warranties sold	55	27

Deferred warranty revenue at end of period	$172	$131

Letters of Credit
At December 31, 2008, GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million as a security deposit for all tenant improvements associated with the lease. This letter of credit was cancelled in January 2009 after GTSI moved to a new office space in November 2008. The Company provided a letter of credit in the amount of $2.4 million as of March 31, 2009 and December 31, 2008 for the new office space lease signed in December 2007.
As of December 31, 2008, the Company had an outstanding letter of credit in the amount of $1.2 million to guarantee the performance by the Company of its obligations under customer contracts. The letter of credit was amended in February 2009 and increased to of $4.5 million as of March 31, 2009.
Employment Agreements
GTSI has an employment agreement with its Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment. In addition, GTSI has change in control agreements with 12 additional executives and key employees, and severance agreements with 10 executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of March 31, 2009, no accruals have been recorded for these agreements.
Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of March 31, 2009, GTSI is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on GTSI’s financial position or results of operations.

10. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“Eyak”) and assumed a 37% ownership of Eyak. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. A summary of Eyak’s investment activity as of March 31, 2009 and 2008, respectively, and changes during the three months ended is present below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Beginning Balance at January 1	$5,261	$2,875
Equity Earnings	825	405
Distributions	(1,134)	(786)

Ending Balance at March 31	$4,952	$2,494

GTSI recognized sales to Eyak totaling $0.4 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are less than $0.1 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.
The following table summarizes Eyak’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues	$70,723	$47,717
Gross margin	$6,877	$4,746
Net income	$2,167	$1,096
11. Subsequent Events
On April 23, 2009, the Company, the Lenders (as defined in the Credit Facility referenced below), and SunTrust Bank, in its capacity as Administrative Agent for the Lenders, executed a Sixth Amendment to the Company’s Credit Facility Agreement, dated June 2, 2006, as amended (the “Credit Facility”). The Sixth Amendment modified Section 8.4 of the Credit Facility to permit the Company to purchase its common stock before June 1, 2009 for an aggregate purchase price not to exceed $2.5 million, so long as no default or event of default exists or would result from any such purchase.
On April 27, 2009, the Company purchased 316,861 shares of its common stock for a total purchase price of $1.3 million (or $4.00 per share) in a private transaction that had been approved by Company’s Board of Directors.
On April 27, 2009, the Company provided 30-day notification to SunTrust Bank, in its capacity as Administrative Agent, to terminate the Credit Facility. The Company expects to finalize a new credit agreement with a group of lenders before expiration of the Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2008. We use the terms “GTSI,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.
Disclosure Regarding Forward-Looking Statements
Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins
•	Our ability to shift our business model from a reseller of products to a high-end solutions provider
•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business
•	Changes in Federal government fiscal spending

•	Our ability to meet the covenants under our Credit Facility in future periods

•	Negativity to our business due to the current global economic and credit conditions

•	Possible infrastructure failures

•	Any material weaknesses in our internal control over financial reporting

•	Possible net losses, if we fail to align costs with our sales levels

•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast

•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness

•	Our qualifications as a small business for certain new contract awards

•	Our ability to integrate any potential future acquisitions, strategic investments or mergers
For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

The IT solutions we offer to our customers have a strong product component, along with a services component on many solutions. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Cisco, Microsoft, Sun Microsystems, Hewlett Packard, Panasonic and Network Appliance. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions provided to our customers.
During the past several years, we have continued our realignment around solutions that we believe will provide us with a greater opportunity for sustained return on investment. We have directed our attention to government solutions, including unified communications, network security, mobile evidence capture, storage consolidation, and server consolidation.
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
The Company’s financial results for the first quarter of 2009 were somewhat impacted by the ongoing weak economy along with the delay in the release of funding by the U.S. Government with the switch over to the new administration. The Company has continued to aggressively manage and reduce operating expenses where possible. The Company expects to see improvement later in the year as funding is released by the new administration.
For the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008:
•	Total sales increased $1.3 million.

•	Gross margin decreased $5.7 million.

•	Selling, General & Administrative expenses decreased $3.0 million.

•	Loss before income taxes increased $1.8 million.

•	Cash provided by operations increased $3.5 million.
Critical Accounting Estimates and Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, financing receivables, valuation of inventory, capitalized internal use software, estimated payables and income taxes. For more information on critical accounting estimates and policies see the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2008. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.

Historical Results of Operations
The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three Months Ended
	March 31,
	2009	2008
Sales	100.0%	100.0%
Cost of sales	89.1%	85.0%

Gross margin	10.9%	15.0%
Selling, general, and administrative expenses	15.9%	18.1%

Loss from operations	(5.0)%	(3.1)%
Interest and other income (expense), net	0.2%	(0.5)%

Loss before taxes	(4.8)%	(3.6)%
Income tax benefit	2.1%	0.0%

Net loss	(2.7)%	(3.6)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three Months Ended
	March 31,
Sales by Type	2009		2008
Hardware	$78.4	54.5%	$96.6	67.7%
Software	49.3	34.2%	31.0	21.7%
Service	14.3	9.9%	11.9	8.3%
Financing	2.1	1.4%	3.3	2.3%

Total	$144.1	100.0%	$142.8	100.0%

	Three Months Ended
	March 31,
Sales by Vendor (based on 2009 sales)	2009		2008
Microsoft	$37.8	26.2%	$18.4	12.9%
Cisco	17.1	11.9%	21.0	14.7%
Dell	12.7	8.8%	10.1	7.1%
HP	12.3	8.5%	8.0	5.6%
IBM	12.2	8.5%	0.5	0.4%
Others, net of reserves and adjustments	52.0	36.1%	84.8	59.3%

Total	$144.1	100.0%	$142.8	100.0%

Three Months Ended March 31, 2009 Compared With the Three Months Ended March 31, 2008
Sales
Total sales, consisting of product, service and financing revenue, increased $1.3 million, or 0.9% from $142.8 million for the three months ended March 31, 2008 to $144.1 million for the three months ended March 31, 2009. The sales activity of each of the three product lines are discussed below.

Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales increased $0.2 million, or 0.1%, from $127.6 million for the three months ended March 31, 2008 to $127.7 million for the three months ended March 31, 2009. Product revenue as a percent of total revenue decreased 0.7% from 89.4% for the three months ended March 31, 2008 to 88.7% for the three months ended March 31, 2009. Overall product revenue was flat; with software revenue growing and hardware revenue declining for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in hardware revenue is partially the result of a delay in the release of funding by the U.S. Government with the switch over to the new administration. We expect the decline in year-over-year hardware revenue to be reversed over the remainder of 2009.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $23.5 million and $28.4 million for the three months ended March 31, 2008 and 2009, respectively. Service revenue increased $2.4 million, or 19.8% from $11.9 million for the three months ended March 31, 2008 to $14.3 million for the three months ended March 31, 2009. Service revenue as a percent of total revenue increased 1.6% from 8.3% for the three months ended March 31, 2008 to 9.9% for the three months ended March 31, 2009. The majority of the increase in service revenue is a result of increased sales of delivered services. Delivered service revenue increased $1.7 million, from $8.1 million for the three months ended March 31, 2008 to $9.8 million for the three months ended March 31, 2009.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FAS 140, and the sale of previously leased equipment. Financing revenue decreased $1.2 million, or 37.2%, from $3.3 million for the three months ended March 31, 2008 to $2.1 million for the three months ended March 31, 2009; due to decreased sales of new leases that were properly securitized under FAS 140 of $1.5 million; partially offset by $0.5 million increase in lease residual sales.
Although we offer our customers access to products from hundreds of vendors, 63.9% of our total sales in the first quarter of 2009 were products from five vendors; Microsoft was our top vendor in the first quarter of 2009 with sales of $37.8 million. Sales from these five vendors increased by $34.1 million, or 58.8% for the three months ended March 31, 2009. As a percent of total sales the first quarter of 2009 top five vendors increased 23.2 percentage points to 63.9% for the three months ended March 31, 2009 from 40.7% for the three months ended March 31, 2008. Sun Microsystems, which was a top five vendor for the three months ended March 31, 2008, was replaced by IBM in our list of top five vendors for the three months ended March 31, 2009. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. Consistent with 2008, our strategic partners in 2009 are Cisco, Microsoft, Sun Microsystems, Hewlett Packard, Panasonic and Network Appliance.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $5.7 million, or 26.8%, from $21.4 million for the three months ended March 31, 2008 to $15.7 million for the three months ended March 31, 2009. As a percentage of total sales, gross margin for the three months ended March 31, 2009 decreased 4.1% from the three months ended March 31, 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $3.8 million, or 30.0%, from $12.7 million for the three months ended March 31, 2008 to $8.9 million for the three months ended March 31, 2009. Product gross margin as a percentage of sales decreased 3.0 percentage points from 10.0% for the three months ended March 31, 2008 to 7.0% for the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company was impacted by an overall decrease in hardware revenue, competitive pricing pressure within certain pockets of the hardware commodity segment and a higher mix of software revenue which generally carries a lower gross margin.
Service gross margin decreased $1.2 million, or 19.5%, from $6.2 million for the three months ended March 31, 2008 to $5.0 million for the three months ended March 31, 2009. Service gross margin as a percentage of sales decreased 17.0 percentage points to 35.0% for the three months ended March 31, 2009 from 52.0% for the three months ended March 31, 2008. These gross margin decreases were the result of lower margins in delivery services, along with a higher mix of delivery services which generally carry a lower gross margin percentage.

Financing gross margin decreased $0.7 million, or 28.8% from $2.5 million for the three months ended March 31, 2008 to $1.8 million for the three months ended March 31, 2009 due to a decrease of $1.1 million related to the sale of new leases that were properly securitized under FAS 140 that have been negatively impacted by the current credit conditions in the financial markets; partially offset by increased gross margin of $0.5 million on lease residual sales. Gross margin as a percentage of sales increased 10 percentage points from 74.4% for the three months ended March 31, 2008 to 84.4% or the three months ended March 31, 2009, due to decreased margin percentages in leases sold that were properly securitized and offset by higher margins on amortized interest income on leases that are not securitized or have not met the sale criteria under FAS 140.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended March 31, 2009, SG&A expenses decreased $3.0 million, or 11.6% from the same period in 2008. SG&A as a percentage of sales decreased to 15.9% in the first quarter of 2009 from 18.1% for the same period in 2008. The decrease in SG&A expenses was mainly due to lower consulting costs of $0.8 million attributed to remediation efforts in 2008, lower personnel related costs of $2.4 million attributed to a lower headcount, lower margins resulting in a decrease of incentive and commission compensation expense and lower professional fees of $0.2 million; partially offset by a $0.3 million increase in facilities expense.
Interest and Other Income, Net
Interest and other income (expense), net, for the three months ended March 31, 2009, was interest income, net, of $0.3 million as compared to interest expense, net of $0.6 million for the same period in 2008. The improvement in interest income, net, was due to lower interest expense and higher equity income in 2009. The lower interest expense was due to lower debt balances in 2009 and $0.3 million of costs in 2008 related to the pay-off of the Term Loan in February 2008. Equity income related to our equity investments in Eyak Technology, LLC increased by $0.4 million in 2009 compared with prior year.
Income Taxes
GTSI had losses of $6.9 million and $5.1 million before income taxes for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, an income tax benefit of $3.0 million was recognized as it is management’s assessment under FASB Interpretation No. 18 (As Amended), Accounting for Income Taxes in Interim Periods (“FIN 18”) that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such benefit was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
For the three months ended March 31, 2008, there was no tax benefit reported for the quarter since the current quarter income did not exceed prior quarters losses and it is management’s assessment under FIN 18 that there is insufficient evidence to record a tax benefit on the year to date loss in the quarter. For the three months ended March 31, 2008, GTSI recorded less than $0.1 million in income tax benefit as a result of a reduction in a FIN 48 liability and related accrued interest.
Seasonal Fluctuations
Historically, over 90% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators to which GTSI is a sub-contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers. These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year have traditionally been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year, although our sales commissions programs generally result in marginally increased expenses in the fourth quarter of our fiscal year.
Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers. The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.

Liquidity and Capital Resources
Cash flows for the three months ended March 31,

			Increase
(in millions)	2009	2008	(Decrease)

Cash provided by operating activities	$31.3	$27.8	$3.5
Cash used in investing activities	$(0.3)	$(0.6)	$(0.3)
Cash used in financing activities	$(22.4)	$(28.1)	$(5.7)
During the three months ended March 31, 2009, our cash balance increased $8.5 million from our December 31, 2008 balance.
Cash provided by operating activities for the three months ended March 31, 2009 was $31.3 million, an increase of $3.5 million compared to the same period last year. This increase was primarily due to decreases in accounts receivable.
Cash used in investing activities for the three months ended March 31, 2009 was $0.3 million, a decrease of $0.3 million as compared with the same period in 2008. This decrease was due to higher purchases of assets in 2008 related to GTSI’s Enterprise Management System.
Cash used in financing activities for the three months ended March 31, 2009 was $22.4 million, a decrease of $5.7 million as compared with the same period in 2008. The decrease was due to the $10 million pay-off of the Term Loan during the three months ended March 31, 2008; partially offset by higher net repayments under the Credit Facility of $22.4 million during the three months ended March 31, 2009 as compared to $18.0 million net repayments for the same period in 2008.
Credit Facility and Term Loan
During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”).
The Credit Facility provides access to capital through June 2, 2010 with borrowings secured by substantially all of the assets of the Company. The Facility matures on June 2, 2010. Borrowing under the Credit Facility at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations. The Credit Facility subjects GTSI to certain covenants limiting its ability to (i) incur debt; (ii) make guarantees; (iii) make restricted payments (including cash dividends), purchases or investments; (iv) enter into certain transactions with affiliates; (v) acquire real estate and (vii) enter into sale and leaseback transactions. As of March 31, 2009 and December 31, 2008, the Credit Facility carries an interest rate generally indexed to the Prime Rate plus margin. As of March 31, 2009, we had available credit under the Credit Facility of $26.0 million.
The Credit Facility contains negative financial performance covenants, including the Fixed Charge Coverage Ratio covenant for each period, information covenants and certain affirmative covenants. The Company was in compliance with all financial covenants as set forth in the Credit Facility as of March 31, 2009. The Company currently relies primarily on its Credit Facility and cash from operations to finance its operations.
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

Liquidity
Our working capital as of March 31, 2009 decreased approximately $12.2 million from our working capital at December 31, 2008. GTSI’s current assets decreased $27.8 million as of March 31, 2009 when compared to our December 31, 2008 balance. This decrease is due to decreased accounts receivable of $45.6 million, offset by increased inventory of $7.4 million and cash of $8.5 million. Current liabilities decreased $15.5 million from December 31, 2008 due to a decrease in borrowings under the Credit Facility of $22.4 million.
As the Company continues to improve its credit worthiness, we are no longer required to extend letters of credit with our vendors as collateral for lines of credit, which has increased our availability within our Credit Facility. As of March 31, 2009, we had no outstanding letters of credit extended to our vendors. The Company continues to secure increased vendor lines of credit to manage purchasing and maintain a higher level of liquidity, which has also increased our availability within the Credit Facility and reduced our borrowings under the Credit Facility to zero at March 31, 2009. As of March 31, 2009, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $48.7 million with additional availability of $80.0 million.
The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. In the first quarter of 2009, the Company acquired 21,924 shares of its own stock at $5.75 per share and 213 shares at $3.97 per share to satisfy minimum statutory tax withholding requirements on restricted stock lapses for employees. The Company acquired 23,358 shares in the first quarter of 2008 at a cost of $9.06 per share under the same conditions.
Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined the decrease in available funds has resulted in an increase in the cost of funds, negatively impacting the margin percentage, but do not believe will have a material impact to the Company.
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our credit facility to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our anticipated cash requirements for operations over the next 12 months.
New Accounting Pronouncements
On January 1, 2009, the Company elected to adopt FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The adoption of SFAS 141R had no impact on the Company’s consolidated financial position or results of operations.
On January 1, 2009, the Company elected to adopt FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 had no impact on the Company’s consolidated financial position or results of operations.
On January 1, 2009, the Company elected to adopt FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITP 03-6-1 had no impact on the Company’s consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
GTSI has a $135 million Credit Facility indexed at the Prime Rate plus margin as of March 31, 2009. GTSI’s Term Loan of $10 million indexed at Prime plus 5.25% was paid in full on February 25, 2008. The Credit Facility exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit facilities. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would have resulted in additional interest expense during the three months ended March 31, 2009 of $0.1 million based on our average monthly balances. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. As of March 31, 2009, we had no variable rate debt subject to interest. As of December 31, 2008, we had $10.3 million of variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $3.7 million and $2.5 million at March 31, 2009 and December 31, 2008, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q and our 2008 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading “Risk Factors” in Part I, Item 1A of our 2008 Form 10-K. There has been no material changes to the risk factors discussed in our 2008 Form 10-K. The risks discussed in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.
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

GTSI Corp.
Date: May 7, 2009	/s/ JAMES J. LETO
James J. Leto
Chief Executive Officer

Date: May 7, 2009	/s/ PETER WHITFIELD
Peter Whitfield
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement dated as of June 2, 2006 between GTSI Corp., SunTrust Bank and Bank of America (1)

10.2	First Amendment to Credit Agreement dated as of July 13, 2006 between GTSI Corp., SunTrust Bank and Bank of America (2)

10.3	Second Amendment to Credit Agreement dated as of November 30, 2006 between GTSI Corp., the Lenders, the other Borrower Parties, and SunTrust Bank (3)

10.4	Third Amendment to Credit Agreement dated as of March 30, 2008 between GTSI Corp., the Lenders, the other Borrower Parties, and SunTrust Bank (4)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 2, 2006.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated July 13, 2006.

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2006.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.