Form 10-Q
period 2009-06-30
GTSI CORP
filed 2009-08-06
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as of July 31, 2009 was 9,651,970.

GTSI Corp.
Form 10-Q for the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$22,992	$—
Accounts receivable, net	150,210	190,740
Inventory	18,790	13,491
Deferred costs	5,052	7,849
Other current assets	10,573	7,807

Total current assets	207,617	219,887
Depreciable assets, net	12,317	13,664
Long-term receivables and other assets	47,011	14,078

Total assets	$266,945	$247,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$22,387
Accounts payable	98,854	103,553
Accounts payable — floor plan	29,239	—
Financed lease debt, current portion	3,061	6,538
Accrued liabilities	20,749	17,857
Deferred revenue	2,581	2,079

Total current liablilites	154,484	152,414
Long-term financed lease debt	435	2,530
Other liabilities	25,992	2,571

Total liabilities	180,911	157,515

Commitments and contingencies (See Note 10)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,130,842 issued and 9,684,477 outstanding at June 30, 2009; and 10,140,757 issued and 9,866,662 outstanding at December 31, 2008	50	50
Capital in excess of par value	51,719	50,722
Retained earnings	35,278	39,469
Treasury stock, 250,897 shares at June 30, 2009 and 16,176 shares at December 31, 2008, at cost	(1,013)	(127)

Total stockholders’ equity	86,034	90,114

Total liabilities and stockholders’ equity	$266,945	$247,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

SALES
Product	$149,869	$143,082	$277,589	$270,650
Service	12,576	13,357	26,850	25,269
Financing	2,156	2,761	4,234	6,071

	164,601	159,200	308,673	301,990

COST OF SALES
Product	133,217	129,362	252,016	244,183
Service	7,640	8,816	16,924	14,532
Financing	724	1,617	1,050	2,464

	141,581	139,795	269,990	261,179

GROSS MARGIN	23,020	19,405	38,683	40,811

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	24,428	22,831	47,291	48,702

LOSS FROM OPERATIONS	(1,408)	(3,426)	(8,608)	(7,891)

INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income	777	276	843	405
Equity income from affiliates	2,114	744	2,940	1,149
Interest expense	(1,949)	(492)	(2,513)	(1,674)

Interest and other income (expense), net	942	528	1,270	(120)

LOSS BEFORE INCOME TAXES	(466)	(2,898)	(7,338)	(8,011)

INCOME TAX BENEFIT (PROVISION)	156	(11)	3,148	37

NET LOSS	$(310)	$(2,909)	$(4,190)	$(7,974)

LOSS PER SHARE
Basic	$(0.03)	$(0.30)	$(0.43)	$(0.82)

Diluted	$(0.03)	$(0.30)	$(0.43)	$(0.82)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,700	9,762	9,781	9,727

Diluted	9,700	9,762	9,781	9,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,190)	$(7,974)
Adjustments to reconcile net loss to net cash provided by operating activities	22,087	36,242

Net cash provided by operating activities	17,897	28,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(705)	(1,194)

Net cash used in investing activities	(705)	(1,194)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on Credit Facility	(22,387)	(18,031)
Borrowings under Floor plan loans	29,239	—
Payment of Term Loan	—	(10,000)
Common Stock Purchases	(1,430)	(212)
Proceeds from equity transactions	378	340

Net cash provided by (used in) financing activities	5,800	(27,903)

NET INCREASE (DECREASE) IN CASH	22,992	(829)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	829

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,992	$—

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
The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.
2. New Accounting Pronouncements
On June 30, 2009, the Company adopted FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 for the interim period ended June 30, 2009 has no impact on the Company’s consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS No. 166 amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities by removing the concept of a qualifying special-purpose entity from Statement 140 and removing the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the potential impact of SFAS 166 on its financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate the adoption of SFAS 168 for the interim period ending September 30, 2009 to have an impact on its financial position or results of operations.
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

Stock Options
A summary of option activity under the Company’s stock incentive plans as of June 30, 2009 and changes during the six-month period then ended is presented below:

			Weighted
			Average
			Remaining	Aggregate
	Shares	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2009	1,648	$8.05
Granted	—	—
Exercised	(45)	3.88
Forfeited	(15)	6.73
Expired	(123)	9.16

Outstanding at June 30, 2009	1,465	$8.10	3.13	$122

Exercisable at June 30, 2009	1,140	$8.32	2.87	$122

There were no options granted during the six months ended June 30, 2009 and 2008. The total intrinsic value of options exercised was less than $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2009 and 2008, 45,000 shares of stock options were exercised under the Company’s stock option plans during each period. The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax benefit for the exercise of stock options and the lapse of restrictions on restricted stock (including elections under section 83(b)) in the amount of $0.2 million was recognized for the six months ended June 30, 2009. Less than $0.1 million was recorded for excess tax benefits to capital in excess of par. No tax benefit for the exercise of stock options was recognized during the six months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, stock compensation expense for stock options was $0.3 million and $0.4 million, respectively.
Restricted Shares
During the six months ended June 30, 2009 and 2008, 37,795 and 39,083 restricted stock awards were granted. For the six months ended June 30, 2009 and 2008, stock compensation expense for restricted stock was $0.3 million and $0.6 million, respectively.
The fair value of nonvested shares of restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested shares as of June 30, 2009, and changes during the six months ended is presented below:

		Weighted Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at January 1, 2009	290	$10.83
Granted	38	4.53
Vested	(90)	10.04
Forfeited	(17)	10.12

Nonvested at June 30, 2009	221	$10.13

Stock Appreciation Rights (“SAR“s)
A summary of SARs activity under the Company’s stock incentive plans as of June 30, 2009 and changes during the six-month period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2009	758	$9.60
Granted	9	9.60
Exercised	—	—
Forfeited	(26)	9.60
Expired	(30)	9.60

Outstanding at June 30, 2009	711	$9.60	4.70	$—

Exercisable at June 30, 2009	269	$9.60	4.61	$—

There were 8,719 SARs granted during the six months ended June 30, 2009. For the first six months of 2008, 26,454 stock appreciation rights were granted. All SARs are to be settled in stock. For the six months ended June 30, 2009 and 2008, stock compensation expense for SARs were $0.4 million and $0.6 million, respectively.
Unrecognized Compensation
As of June 30, 2009, there was $7.2 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.0 million related to stock options, $3.6 million related to stock appreciation rights and $2.6 million related to restricted stock awards. The cost for unrecognized compensation related to stock options, stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 1.24 years, 2.75 years, and 2.42 years, respectively.
4. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	June 30, 2009	December 31, 2008
Lease and other receivables, net of unearned interest	$39,384	$6,988
Eyak	6,255	5,261
Other Assets	1,372	1,829

	$47,011	$14,078

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
The Company recognized revenue of $16.7 million and $13.6 million for the three months ended June 30, 2009 and 2008, respectively, from sales-type lease and related transactions and $32.7 million and $26.6 million for the six months ended June 30, 2009 and 2008, respectively. Other related receivables include long term receivables for items such as maintenance, services and software. As of June 30, 2009, the Company had current and long-term outstanding lease and other receivables of $20.2 million and $41.7 million, respectively, compared with $25.3 million and $7.8 million as of December 31, 2008, respectively.

The Company’s investments in sales-type lease receivables were as follows as of (in thousands):

	June 30, 2009	December 31, 2008
Future minimum lease payments receivable	$10,828	$14,921
Unguaranteed residual values	1,172	3,458
Unearned income	(1,454)	(1,164)

	$10,546	$17,215

The Company’s investment in other receivables was as follows as of (in thousands):

	June 30, 2009	December 31, 2008
Future minimum payments receivable	$49,905	$14,802
Unearned income	(3,282)	(1,479)

	$46,623	$13,323

6. Transferred Receivables and Financed Lease Debt
For the three and six months ended June 30, 2009 and 2008, the Company did not transfer any financing receivables to third parties that did not meet the sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“FAS 140”), and were recorded as sales and cost of sales in the Company’s financial statements.
The Company recognized $0.1 million and $0.2 million of financing cost of sales associated with the secured financed lease debt for the three months ended June 30, 2009 and 2008, respectively and $0.2 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.
7. Credit Facility and Credit Agreement
In 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). As of December 31, 2008, the Company had a gross outstanding balance of $22.6 million on the Credit Facility that is included on the accompanying balance sheet, net of the Company’s lockbox cash accounts of $0.2 million that are accessed by the lenders to pay down the outstanding balance. As of December 31, 2008, the Credit Facility carried an interest rate generally indexed to the Prime Rate plus margin and the Company had remaining available credit of $88.7 million. This old Credit Facility was terminated on May 27, 2009 and the related unamortized deferred financing costs of $1.5 million were written-off.
On May 27, 2009, we entered into a new $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The new Credit Agreement provides a “vendor and distributor program” under which we receive financing up to a maximum aggregate amount of $60 million for inventory purchases from several of our largest CPC approved vendors with extended payment terms.
The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Credit Agreement at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations relating to any flooring plan loans.

As of June 30, 2009, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(45,039)

Total borrowing capacity	89,961
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(29,239)
Less: letters of credit	(5,138)

Total unused availability	$55,584

As of June 30, 2009, the Company had no outstanding balance with remaining available credit of $55.6 million, which represents the collateral-based borrowing base less outstanding floor plan loans $29.2 million, which is included on the balance sheet as accounts payable — floor plan.
The Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) restrict repurchase of our common stock to $5 million, (d) make certain restricted payments, purchases of other businesses or investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
The Credit Agreement also contains negative covenants regarding the financial performance that the Company must satisfy, including a minimum ratio of earnings before interest, income, taxes, depreciation and amortization to the sum of (i) interest expense and (ii) scheduled principal payments on debt and capital leases. Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of June 30, 2009.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The unamortized deferred financing costs of $1.5 million related to the terminated Credit Facility were written-off during the second quarter of 2009 and recorded to interest expense. Also, the Company deferred $0.1 million of loan financing costs during the second quarter of 2009 related to the new Credit Agreement. Deferred financing costs as of June 30, 2009 and December 31, 2008 were $0.1 million and $2.2 million, respectively.
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
For the three months ended June 30, 2009 and 2008, anti-dilutive employee stock option shares of 24,657 and 88,360, respectively, were excluded from the calculation. Weighted unvested restricted shares totaling 25,007 and 21,972, respectively, have been excluded from the calculation for the three months ended June 30, 2009 and 2008.
For the six months ended June 30, 2009 and 2008, anti-dilutive employee stock option shares of 29,450 and 122,647, respectively, were excluded from the calculation. Weighted unvested restricted shares totaling 29,812 and 26,360, respectively, have been excluded from the calculation for the six months ended June 30, 2009 and 2008.

The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic loss per share
Net loss	$(310)	$(2,909)	$(4,190)	$(7,974)
Weighted average shares outstanding	9,700	9,762	9,781	9,727

Basic loss per share	$(0.03)	$(0.30)	$(0.43)	$(0.82)

Diluted loss per share:
Net loss	$(310)	$(2,909)	$(4,190)	$(7,974)
Weighted average shares outstanding	9,700	9,762	9,781	9,727
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A	N/A	N/A

Weighted average shares and equivalents	9,700	9,762	9,781	9,727

Diluted loss per share	$(0.03)	$(0.30)	$(0.43)	$(0.82)

9. Income Taxes
As of June 30, 2009 and December 31, 2008, GTSI had $0.2 million of total unrecognized tax benefits most of which would impact the effective rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2008. During the first six months of 2009, the amount accrued for interest decreased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2009 and beyond.
As of June 30, 2008, the Company concluded that a full deferred tax valuation allowance was required for its net deferred tax assets, based on its assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, Accounting for Income Taxes. As of December 31, 2008, the Company had determined that the full valuation allowance was no longer required and was released at that time. As of June 30, 2009, management believes it is more likely than not that the net deferred tax assets will be realized and no valuation allowance is required.
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

	Six Months Ended
	June 30,
	2009	2008
Accrued warranties at beginning of period	$155	$283
Charges made against warranty liabilities	(3)	(20)
Adjustments to warranty reserves	(4)	(133)
Accruals for additional warranties sold	24	61

Accrued warranties at end of period	$172	$191

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Deferred warranty revenue at beginning of period	$221	$130
Deferred warranty revenue recognized	(221)	(131)
Revenue deferred for additional warranties sold	269	369

Deferred warranty revenue at end of period	$269	$368

Letters of Credit
At December 31, 2008, GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million as a security deposit for all tenant improvements associated with the lease. This letter of credit was cancelled in January 2009 after GTSI moved to a new office space in November 2008. The Company provided a letter of credit in the amount of $2.4 million as of June 30, 2009 and December 31, 2008 for the new office space lease signed in December 2007.
As of December 31, 2008, the Company had an outstanding letter of credit in the amount of $1.2 million to guarantee the performance by the Company of its obligations under customer contracts. The letter of credit was amended in February 2009 and increased to $2.7 million as of June 30, 2009.
Employment Agreements
GTSI has an employment agreement with its Chief Executive Officer. This agreement provides for payments of 12 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment. In addition, GTSI has change in control agreements with 13 additional executives and key employees, and severance agreements with 10 executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of June 30, 2009, no accruals have been recorded for these agreements.
Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of June 30, 2009, GTSI is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on GTSI’s financial position or results of operations.

11. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“Eyak”) and assumed a 37% ownership of Eyak. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. A summary of Eyak’s investment activity as of June 30, 2009 and 2008, respectively, and changes during the six months ended is presented below (in thousands):

	Six Months Ended June 30,
	2009	2008
Beginning Balance at January 1	$5,261	$2,875
Equity Earnings	2,940	1,149
Distributions	(1,946)	(1,462)

Ending Balance at June 30	$6,255	$2,562

GTSI recognized sales to Eyak and its wholly owned subsidiary of $0.3 million and $12.5 million for the three months ended and $0.7 million and $15.3 million for the six months ended June 30, 2009 and 2008, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are $0.1 million and $0.2 million for the three months ended and $0.2 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.
The following table summarizes Eyak’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$91,096	$53,815	$161,819	$101,532
Gross margin	$11,667	$5,742	$18,544	$10,488
Net income	$5,715	$1,782	$7,882	$2,878
12. Subsequent Events
The Company evaluated for subsequent events through August 6, 2009, the issuance date of the Company’s financial statements. No subsequent events requiring recognition or disclosure were noted for the three months ended June 30, 2009.

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
Disclosure Regarding Forward-Looking Statements
Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins
•	Our ability to shift our business model from a reseller of products to a high-end solutions provider
•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business
•	Changes in Federal government fiscal spending
•	Our ability to meet the covenants under our Credit Agreement in future periods
•	Negativity to our business due to the current global economic and credit conditions
•	Possible infrastructure failures
•	Any material weaknesses in our internal control over financial reporting
•	Possible net losses, if we fail to align costs with our sales levels
•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast
•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness
•	Our ability to adapt to consolidation within the OEM market place
•	Our ability to integrate any potential future acquisitions, strategic investments or mergers
For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
GTSI has over 26 years of experience in selling IT products and solutions primarily to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and a technology lifecycle management framework approach.

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
During the past several years, we have continued our realignment around solutions that we believe will provide us with a greater opportunity for sustained return on investment. We have directed our attention to government solutions, including mobile evidence capture, unified communications, mobile clinical applications, green IT, virtualization and cloud computing.
To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of professional and financial services capable of managing and funding the entire technology lifecycle. GTSI has grown the professional services organization to handle the increase in engineering, maintenance, and management services supporting our solutions. Additionally, GTSI offers leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the much more budget-sensitive and discontinuous capital expenses. We believe this model represents a distinctive advantage to our customers.
The Company’s financial results for the first six months of 2009 were somewhat impacted by the ongoing weak economy along with the delay in the release of funding by the U.S. Government with the change in administration and implementation of the government spending plan. The Company has continued to aggressively manage and reduce operating expenses where possible. The Company expects to see improvement in its financial results in the last six months of 2009 as funding is released by government agencies.
For the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008:
•	Total sales increased $5.4 million.
•	Gross margin increased $3.6 million.
•	Selling, General & Administrative expenses increased $1.6 million.
•	Loss before income taxes decreased $2.4 million.
•	Cash provided by operations decreased $13.8 million.
•	Interest and other income increased $0.4 million.
For the six months ended June 30, 2009 compared to the six months ended June 30, 2008:
•	Total sales increased $6.7 million.
•	Gross margin decreased $2.1 million.
•	Selling, General & Administrative expenses decreased $1.4 million.
•	Loss before income taxes decreased $0.7 million.
•	Cash provided by operations decreased $10.4 million.
•	Interest and other income increased $1.4 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0%	87.8%	87.5%	86.5%

Gross margin	14.0%	12.2%	12.5%	13.5%
Selling, general, and administrative expenses	14.8%	14.3%	15.3%	16.1%

Loss from operations	(0.8)%	(2.1)%	(2.8.)%	(2.6)%
Interest and other income (expense), net	0.6%	0.3%	0.4%	0.0%

Loss before taxes	(0.2)%	(1.8)%	(2.4)%	(2.6)%
Income tax benefit	0.1%	—	1.0%	—

Net Loss	(0.1)%	(1.8)%	(1.4)%	(2.6)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sales by Type	2009		2008		2009		2008
Hardware	$114.1	69.4%	$109.7	68.9%	$192.6	62.4%	$206.3	68.3%
Software	35.7	21.7%	33.3	20.9%	85.0	27.5%	64.3	21.3%
Service	12.6	7.6%	13.4	8.4%	26.9	8.7%	25.3	8.4%
Financing	2.2	1.3%	2.8	1.8%	4.2	1.4%	6.1	2.0%

Total	$164.6	100.0%	$159.2	100.0%	$308.7	100.0%	$302.0	100.0%

	Three Months Ended				Six Months Ended
Sales by Vendor (based on	June 30,				June 30,
YTD 2009 sales)	2009		2008		2009		2008
Microsoft	$14.5	8.8%	$19.6	12.3%	$52.3	16.9%	$38.0	12.6%
Cisco	34.5	21.0%	31.4	19.7%	51.5	16.7%	52.4	17.4%
Sun Microsystems	27.5	16.7%	17.8	11.2%	36.2	11.7%	35.1	11.6%
Panasonic	12.9	7.8%	15.5	9.7%	23.5	7.6%	27.3	9.0%
HP	10.9	6.6%	9.3	5.8%	23.2	7.5%	17.4	5.8%
Others, net of reserves and adjustments	64.3	39.1%	65.6	41.3%	122.0	39.6%	131.8	43.6%

Total	$164.6	100.0%	$159.2	100.0%	$308.7	100.0%	$302.0	100.0%

Three Months Ended June 30, 2009 Compared With the Three Months Ended June 30, 2008
Sales
Total sales, consisting of product, service and financing revenue, increased $5.4 million, or 3.4% from $159.2 million for the three months ended June 30, 2008 to $164.6 million for the three months ended June 30, 2009. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales increased $6.8 million, or 4.7%, from $143.1 million for the three months ended June 30, 2008 to $149.9 million for the three months ended June 30, 2009. Product revenue as a percent of total revenue increased 1.2% from 89.9% for the three months ended June 30, 2008 to 91.1% for the three months ended June 30, 2009. Overall product revenue was up 4.7%, with hardware and software revenue growing modestly for the three months ended June 30, 2009 as compared to the same period of 2008.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $21.0 million and $21.2 million for the three months ended June 30, 2009 and 2008, respectively. Service revenue decreased $0.8 million, or 5.8% from $13.4 million for the three months ended June 30, 2008 to $12.6 million for the three months ended June 30, 2009. Service revenue as a percent of total revenue decreased 0.8% from 8.4% for the three months ended June 30, 2008 to 7.6% for the three months ended June 30, 2009. The majority of the decrease in service revenue is a result of decreased sales of delivered services. Delivered service revenue decreased $0.5 million, from $9.5 million for the three months ended June 30, 2008 to $9.0 million for the three months ended June 30, 2009.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FAS 140, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FAS 140, and the sale of previously leased equipment. Financing revenue decreased $0.6 million, or 21.9%, from $2.8 million for the three months ended June 30, 2008 to $2.2 million for the three months ended June 30, 2009; due to decreased lease residual sales of $1.2 million; partially offset by $0.2 million increase in new lease sales and $0.2 million increase in amortized lease interest income.
Although we offer our customers access to products from hundreds of vendors, 60.9% of our total sales in the second quarter of 2009 were products from five vendors; Cisco was our top vendor in the second quarter of 2009 with sales of $34.5 million. Sales from these five vendors increased by $6.7 million, or 7.2% for the three months ended June 30, 2009. As a percent of total sales the second quarter of 2009 top five vendors increased 2.2 percentage points to 60.9% for the three months ended June 30, 2009 from 58.7% for the three months ended June 30, 2008. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. Consistent with 2008, our strategic partners in 2009 are Cisco, Microsoft, Sun Microsystems, Hewlett Packard, Panasonic and Network Appliance.

Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, increased $3.6 million, or 18.6%, from $19.4 million for the three months ended June 30, 2008 to $23.0 million for the three months ended June 30, 2009. As a percentage of total sales, gross margin for the three months ended June 30, 2009 increased 1.8% percentage points from the three months ended June 30, 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin increased $2.9 million, or 21.4%, from $13.7 million for the three months ended June 30, 2008 to $16.7 million for the three months ended June 30, 2009. Product gross margin as a percentage of sales increased 1.5 percentage points from 9.6% for the three months ended June 30, 2008 to 11.1% for the three months ended June 30, 2009. The increase in product gross margin was positively impacted by $1.6 million higher gross margin for the three months ended June 30, 2009 from strategic partner programs as compared to the same period of 2008.
Service gross margin increased $0.4 million, or 8.7%, from $4.5 million for the three months ended June 30, 2008 to $4.9 million for the three months ended June 30, 2009. Service gross margin as a percentage of sales increased 5.2 percentage points to 39.2% for the three months ended June 30, 2009 from 34.0% for the three months ended June 30, 2008. These gross margin increases were driven by increases in integration and support services.
Financing gross margin increased $0.3 million, or 25.2% from $1.1 million for the three months ended June 30, 2008 to $1.4 million for the three months ended June 30, 2009. Gross margin as a percentage of sales increased 25 percentage points from 41.4% for the three months ended June 30, 2008 to 66.4% for the three months ended June 30, 2009, due to increased margin percentages from in-house leases.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended June 30, 2009, SG&A expenses increased $1.6 million, or 7.0% from the same period in 2008. SG&A as a percentage of sales increased to 14.8% in the second quarter of 2009 from 14.3% for the same period in 2008. The increase in SG&A expenses was mainly due to higher personnel related costs of $1.2 million attributed to higher margins resulting in an increase of incentive and commission compensation expense and higher payroll taxes of $0.2 million and a $0.1 million increase in facilities expense; partially offset by a $0.2 million decrease in travel and entertainment expense.
Interest and Other Income, Net
Interest and other income (expense), net, for the three months ended June 30, 2009 was $0.9 million as compared $0.5 million for the same period in 2008. The improvement in interest income, net, was due to higher equity income from affiliates in 2009, settlement of a legal matter in 2009 and higher interest income in 2009 due to higher cash levels in 2009 as compared with prior year; partially offset by the $1.5 million write-off of unamortized deferred financing costs recorded to interest expense which related to the terminated Credit Facility. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $1.4 million in 2009 compared with prior year.
Income Taxes
GTSI had losses of $0.5 million and $2.9 million before income taxes for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, an income tax benefit of $0.2 million was recorded. The income tax benefit includes less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices which was fully offset by a decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
For the three months ended June 30, 2008, there was no tax benefit reported for the quarter because the current quarter income did not exceed prior quarters losses and it was management’s assessment under FASB Interpretation No. 18 (as amended), Accounting for Income Taxes in Interim Periods (“FIN 18”) that there was insufficient evidence to record a tax benefit on the year to date loss in the quarter. For the three months ended June 30, 2008, GTSI recorded less than $0.1 million in income tax expense as a result of a reduction in a FIN 48 liability and related accrued interest.

Six Months Ended June 30, 2009 Compared With the Six Months Ended June 30, 2008
Sales
Total sales, consisting of product, service and financing revenue, increased $6.7 million, or 2.2% from $302.0 million for the six months ended June 30, 2008 to $308.7 million for the six months ended June 30, 2009. The sales activity of each of the three product lines are discussed below.
Product sales increased $6.9 million, or 2.6%, from $270.7 million for the six months ended June 30, 2008 to $277.6 million for the six months ended June 30, 2009. Product revenue as a percent of total revenue increased 0.3% from 89.6% for the six months ended June 30, 2008 to 89.9% for the six months ended June 30, 2009. Overall product revenue was up 2.6%, with software revenue growing and hardware revenue declining for the six months ended June 30, 2009 as compared to the same period of 2008.
Service revenue increased $1.6 million, or 6.3% from $25.3 million for the six months ended June 30, 2008 to $26.9 million for the six months ended June 30, 2009. We net revenues where we are not the primary obligor, we netted approximately $49.4 million and $44.7 million for the six months ended June 30, 2009 and 2008, respectively. Service revenue as a percent of total revenue increased 0.3% from 8.4% for the six months ended June 30, 2008 to 8.7% for the six months ended June 30, 2009. The majority of the increase in service revenue is a result of increased sales of delivered services. Delivered service revenue increased $2.5 million, from $17.6 million for the six months ended June 30, 2008 to $20.1 million for the six months ended June 30, 2009.
Financing revenue decreased $1.8 million, or 30.3%, from $6.1 million for the six months ended June 30, 2008 to $4.2 million for the six months ended June 30, 2009; due to decreased sales of new leases that were properly securitized under FAS 140 of $1.3 million.
Although we offer our customers access to products from hundreds of vendors, 60.4% of our total sales in the first six months of 2009 were products from five vendors. Sales from these five vendors increased by $16.6 million, or 9.7% for the six months ended June 30, 2009. As a percent of total sales, 2009’s top five vendors increased 4.0 percentage points to 60.4% for the six months ended June 30, 2009 from 56.4% for the six months ended June 30, 2008.
Gross Margin
Total gross margin decreased $2.1 million, or 5.2%, from $40.8 million for the six months ended June 30, 2008 to $38.7 million for the six months ended June 30, 2009. As a percentage of total sales, gross margin for the six months ended June 30, 2009 decreased 1.0% from the six months ended June 30, 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $0.9 million, or 3.4% from $26.5 million for the six months ended June 30, 2008 to $25.6 million for the six months ended June 30, 2009. Product gross margin as a percentage of sales decreased 0.6 percentage points from 9.8% for the six months ended June 30, 2008 to 9.2% for the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company was impacted by an overall decrease in hardware revenue, competitive pricing pressure within certain pockets of the hardware commodity segment and a higher mix of software revenue which generally carries a lower gross margin.
Service gross margin decreased $0.8 million, or 7.6%, from $10.7 million for the six months ended June 30, 2008 to $9.9 million for the six months ended June 30, 2009. Service gross margin as a percentage of sales decreased 5.5 percentage points to 37.0% for the six months ended June 30, 2009 from 42.5% for the six months ended June 30, 2008. These gross margin decreases were the result of lower margins in delivery services and support services.
Financing gross margin decreased $0.4 million, or 11.7% from $3.6 million for the six months ended June 30, 2008 to $3.2 million for the six months ended June 30, 2009 due to a decreased gross margin of $0.9 million related to the sale of new leases that were properly securitized under FAS 140 that have been negatively impacted by the current credit conditions in the financial markets; partially offset by increased gross margin of $0.5 million on the other financing related activities. Gross margin as a percentage of sales increased 15.8 percentage points from 59.4% for the six months ended June 30, 2008 to 75.2% or the six months ended June 30, 2009, due to higher margins on amortized interest income on leases that are not securitized or have not met the sale criteria under FAS 140 and the sale of previously leased equipment.

Selling, General & Administrative Expenses (“SG&A”)
During the six months ended June 30, 2009, SG&A expenses decreased $1.4 million, or 2.9% from the same period in 2008. SG&A as a percentage of sales decreased to 15.3% in the first six months of 2009 from 16.1% for the same period in 2008. The decrease in SG&A expenses was mainly due to lower consulting costs of $0.8 million attributed to remediation efforts in the first quarter of 2008, lower personnel related costs of $1.2 million attributed to lower margins resulting in a decrease of incentive compensation and bonus expense; partially offset by a $0.6 million increase in facilities expense.
Interest and Other Income, Net
Interest and other income (expense), net, for the six months ended June 30, 2009, was interest income, net, of $1.3 million as compared to interest expense, net of $0.1 million for the same period in 2008. The improvement in interest income, net, was due to lower interest expense, higher equity income from affiliates in 2009 and the settlement of a legal matter in 2009; partially offset by the $1.5 million write-off of unamortized deferred financing costs recorded to interest expense which related to the terminated Credit Facility. The lower interest expense was due to lower debt balances in 2009 and $0.3 million of costs in 2008 related to the pay-off of the Term Loan in February 2008. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $1.8 million in 2009 compared with prior year.
Income Taxes
GTSI had losses of $7.3 million and $8.0 million before income taxes for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, an income tax benefit of $3.1 million was recognized as it is management’s assessment under FIN 18 that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such expense was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
For the six months ended June 30, 2008, there was no tax benefit reported for the quarter because the current quarter income did not exceed prior quarters losses and it was management’s assessment under FIN 18 that there is insufficient evidence to record a tax benefit on the year to date loss in the quarter. For the six months ended June 30, 2008, GTSI recorded less than $0.1 million in income tax benefit as a result of a reduction in a FIN 48 liability and related accrued interest.
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

Liquidity and Capital Resources
Cash flows for the six months ended June 30,

(in millions)	2009	2008	Change

Cash provided by operating activities	$17.9	$28.3	$(10.4)
Cash used in investing activities	$(0.7)	$(1.2)	$(0.5)
Cash provided by (used in) financing activities	$5.8	$(27.9)	$33.7
During the six months ended June 30, 2009, our cash balance increased $23.0 million from our December 31, 2008 balance.
Cash provided by operating activities for the six months ended June 30, 2009 was $17.9 million, a decrease of $10.4 million compared to the same period last year. The decrease was primarily due to a $5.3 million increase in inventory for the six months ended June 30, 2009, as compared to a $8.8 million decrease in inventory for the same period in 2008 and a decrease of $4.7 million decrease in accounts payable for the six months ended June 30, 2009, as compared to a $14.5 million increase in accounts payable for the same period in 2008; partially offset by a $40.5 million decrease in accounts receivable for the six months ended June 30, 2009, as compared to a $17.5 million decrease in accounts receivable for the same period in 2008.
Cash used in investing activities for the six months ended June 30, 2009 was $0.7 million, a decrease of $0.5 million as compared with the same period in 2008. This decrease was due to higher purchases of assets in 2008 related to GTSI’s Enterprise Management System.
Cash provided by financing activities for the six months ended June 30, 2009 was $5.8 million, a change of $33.7 million as compared with cash used in financing activities of $27.9 million for the same period in 2008. The change was due to $29.2 million of floor plan loans in 2009 related to the new Credit Agreement and the $10 million pay-off of the Term Loan during the three months ended March 31, 2008; partially offset by higher net repayments under the Credit Facility of $22.4 million during the six months ended June 30, 2009 as compared to $18.0 million net repayments for the same period in 2008 and common stock purchases of $1.4 million during the six months ended June 30, 2009 as compared to $0.2 million of net share settlements for the same period of 2008.
Credit Facility and Credit Agreement
During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This old Credit Facility was terminated on May 27, 2009 and the related unamortized deferred financing costs of $1.5 million were written-off.
On May 27, 2009, we entered into a new $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The new Credit Agreement provides a “vendor and distributor program” under which we receive financing up to a maximum aggregate amount of $60 million for inventory purchases from several of our largest CPC approved vendors with extended payment terms.
The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Credit Agreement at any time is limited to the lesser of $135 million or a collateral-based borrowing base less outstanding obligations relating to any floor plan loans.
As of June 30, 2009, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(45,039)

Total borrowing capacity	89,961
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(29,239)
Less: letters of credit	(5,138)

Total unused availability	$55,584

As of June 30, 2009, the Company had no outstanding balance with remaining available credit of $55.6 million, which represents the collateral-based borrowing base less outstanding floor plan loans of $29.2 million, which is included on the balance sheet as accounts payable — floor plan.
The Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) restrict repurchase of our common stock to $5 million, (d) make certain restricted payments, purchases of other businesses or investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
The Credit Agreement also contains negative covenants regarding the financial performance that the Company must satisfy, including a minimum ratio of earnings before interest, income, taxes, depreciation and amortization to the sum of (i) interest expense and (ii) scheduled principal payments on debt and capital leases. Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of June 30, 2009.
Liquidity
Our working capital as of June 30, 2009 decreased approximately $14.3 million from our working capital at December 31, 2008. GTSI’s current assets decreased $12.3 million as of June 30, 2009 when compared to our December 31, 2008 balance. This decrease is due to a reduction in accounts receivable of $40.5 million, offset by increased cash of $23.0 million and inventory of $5.3 million. The decrease in accounts receivable and increase in cash is due to the collection in 2009 of the high sales that occurred in the last part of 2008. Current liabilities increased $2.1 million from December 31, 2008 due to a decrease in borrowings under the Credit Agreement of $22.4 million and a decrease in accounts payable of $4.7 million; partially offset by an increase in accounts payable — floor plan of $29.2 million related to the new Credit Agreement.
During the second quarter of 2009, the Company began using the extended channel financing arrangement in the new Credit Agreement for inventory financing and working capital requirements. Our balance outstanding as of June 30, 2009 under this program was $29.2 million with additional availability of $30.8 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of June 30, 2009, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $28.7 million with additional availability of $44.6 million.
On June 8, 2009, the Board of Directors of the Company authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million (the “Program”). In June 2009, 5,557 shares have been repurchased under the Program at an average market price of $5.79 per share.
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
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our Credit Agreement to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our anticipated cash requirements for operations over the next 12 months.

New Accounting Pronouncements
On June 30, 2009, the Company adopted FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 for the interim period ended June 30, 2009 has no impact on the Company’s consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS No. 166 amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities by removing the concept of a qualifying special-purpose entity from Statement 140 and removing the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS 166 also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the potential impact of SFAS No. 166 on its financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate the adoption of SFAS 168 for the interim period ending September 30, 2009 to have an impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI has a $135 million Credit Agreement indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans as of June 30, 2009. The Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our credit agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would not have resulted in additional interest expense as we were out of the line for the three months ended June 30, 2009. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. As of June 30, 2009, we had no variable rate debt subject to interest. As of December 31, 2008, we had $10.3 million of variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $0.4 million and $2.5 million at June 30, 2009 and December 31, 2008, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. We believe the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.
Further, from time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Sales
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities

On December 19, 2008, the Board of Directors of GTSI Corp. (the “Board”) authorized a program for periodic purchases of common stock of GTSI Corp. (“GTSI”) over a 24 month period in an aggregate amount not to exceed two million shares. On June 8, 2009, the Board authorized a program for periodic purchases of common stock of GTSI through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. The following table sets forth the repurchases we made during the three months ended June 30, 2009:

	(a)		Total Number of	Maximum Dollar
	Total		Shares Purchased	Value of Shares
	Number	Average	as Part of	that May Yet Be
	of Share	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plams or Programs

April 1 to April 30	316,861	$4.00	316,861	$3,732,556
May 1 to May 31	700	$5.12	—	$3,732,556
June 1 to June 30	5,557	$5.79	5,557	$3,700,383

	323,118	4.03	322,418

(a) The April purchases represent the purchase of shares from one seller in a private transaction approved by the Board. The May purchases represent 700 shares surrendered to cover the tax withholding obligation with respect to the vesting of 1,822 restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Items to a Vote of Security Holders
(a) The Company held its annual meeting of stockholders on April 23, 2009.
(b) Set forth below are the matters that were presented to and voted upon by the Company’s stockholders, and the results of such stockholders’ votes.
Election of Directors

Nominees	Votes For	Votes Withheld
Steven Kelman	5,125,832	2,469,619
Barry Reisig	4,530,151	3,065,300
John M. Toups	5,064,386	2,531,065
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.
Date: August 6, 2009	/s/ JAMES J. LETO
James J. Leto
Chief Executive Officer

Date: August 6, 2009	/s/ PETER WHITFIELD
Peter Whitfield
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Credit Agreement dated as of May 27, 2009 among Castle Pines Capital LLC, as Administrative Agent and a Lender, Wells Fargo Foothill, LLC as Administrative Agent and Collateral Agent, and GTSI Corp. (7)

10.2	First Amendment to Credit Agreement dated as of May 27, 2009 among GTSI Corp., Castle Pines Capital LLC and Wells Fargo Foothill LLC (8)

10.3	GTSI’s Board of Directors authorization of common stock repurchase program dated as of June 8, 2009 (9)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated May 27, 2009.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated May 27, 2009.

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 12, 2009.