Form 10-Q
period 2009-09-30
GTSI CORP
filed 2009-11-05
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-19394
GTSI CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of.. incorporation or organization)	54-1248422 (I.R.S. Employer Identification No.)

2553 Dulles View Drive, Suite 100, Herndon, VA (Address of principal executive offices)	20171-5219 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as of October 30, 2009 was 9,623,676.

GTSI Corp.
Form 10-Q for the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,359	$—
Accounts receivable, net	216,023	190,740
Inventory	21,368	13,491
Deferred costs	2,787	7,849
Other current assets	9,182	7,807

Total current assets	264,719	219,887
Depreciable assets, net	11,669	13,664
Long-term receivables and other assets	41,369	14,078

Total assets	$317,757	$247,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$22,387
Accounts payable	113,197	103,553
Accounts payable — floor plan	60,250	—
Financed lease debt, current portion	1,759	6,538
Accrued liabilities	21,563	17,857
Deferred revenue	2,436	2,079

Total current liabilities	199,205	152,414
Long-term financed lease debt	184	2,530
Other liabilities	29,894	2,571

Total liabilities	229,283	157,515

Commitments and contingencies (See Note 10)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,119,038 issued and 9,652,483 outstanding at September 30, 2009; and 10,140,757 issued and 9,866,662 outstanding at December 31, 2008	50	50
Capital in excess of par value	50,661	50,722
Retained earnings	39,099	39,469
Treasury stock, 286,537 shares at September 30, 2009 and 16,176 shares at December 31, 2008, at cost	(1,336)	(127)

Total stockholders’ equity	88,474	90,114

Total liabilities and stockholders’ equity	$317,757	$247,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

SALES
Product	$189,234	$233,545	$466,822	$504,196
Service	13,985	15,331	40,835	40,599
Financing	6,465	8,183	10,700	14,254

	209,684	257,059	518,357	559,049

COST OF SALES
Product	169,550	209,896	421,566	454,080
Service	8,745	8,890	25,669	23,422
Financing	2,475	3,498	3,525	5,961

	180,770	222,284	450,760	483,463

GROSS MARGIN	28,914	34,775	67,597	75,586

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	23,836	27,541	71,128	76,243

INCOME (LOSS) FROM OPERATIONS	5,078	7,234	(3,531)	(657)

INTEREST AND OTHER INCOME, NET
Interest and other income	140	133	985	537
Equity income from affiliates	2,020	1,480	4,960	2,629
Interest expense	(181)	(644)	(2,694)	(2,318)

Interest and other income, net	1,979	969	3,251	848

NET INCOME (LOSS) BEFORE INCOME TAXES	7,057	8,203	(280)	191

INCOME TAX (PROVISION) BENEFIT	(3,236)	24	(89)	61

NET INCOME (LOSS)	$3,821	$8,227	$(369)	$252

EARNINGS (LOSS) PER SHARE
Basic	$0.40	$0.84	$(0.04)	$0.03

Diluted	$0.39	$0.83	$(0.04)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,651	9,791	9,737	9,749

Diluted	9,787	9,885	9,737	9,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(369)	$252
Adjustments to reconcile net loss to net cash provided by operating activities	(19,793)	24,085

Net cash (used in) provided by operating activities	(20,162)	24,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(1,016)	(2,296)

Net cash used in investing activities	(1,016)	(2,296)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on Credit Facility	(22,387)	(12,993)
Borrowings under Floor plan loans	60,250	—
Payment of Term Loan	—	(10,000)
Common Stock Purchases	(1,847)	(216)
Proceeds from equity transactions	521	339

Net cash provided by (used in) financing activities	36,537	(22,870)

NET INCREASE (DECREASE) IN CASH	15,359	(829)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	829

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,359	$—

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
The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.
2. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS 168, which is now referenced as FASB ASC 105, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. GAAP, but is intended to make it easier to find and research U.S. GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics. The Codification will be the single source of authoritative U.S. GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
In June 2009, the FASB issued new guidance on accounting for transfers of financial assets, which will likely be included in the Codification under FASB ASC 860 Transfers and Servicing. The guidance removes the concept of a qualifying special-purpose entity and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the potential impact on its financial position and results of operations.
In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the potential impact on its financial position and results of operations.

3. Stock-Based Compensation
Stock Incentive Plans
The Company has three stockholder approved stock incentive plans: the 1994 Stock Option Plan, as amended; the Amended and Restated 2007 Stock Incentive Plan; and the 1997 Non-Officer Stock Option Plan, which provides for the granting of non-qualified stock options to employees (other than officers and directors).
Stock Options
A summary of option activity under the Company’s stock incentive plans as of September 30, 2009 and changes during the nine-month period then ended is presented below:

			Weighted
			Average
			Remaining	Aggregate
	Shares	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2009	1,648	$8.05
Granted	400	6.40
Exercised	(75)	4.24
Forfeited	(73)	6.62
Expired	(131)	9.07

Outstanding at September 30, 2009	1,769	$7.82	3.90	$1,572

Exercisable at September 30, 2009	1,138	$8.41	2.62	$749

There were 400,000 options granted during the nine months ended September 30, 2009. No options were granted during the nine months ended September 30, 2008. The total intrinsic value of options exercised was $0.1 million for the nine months ended September 30, 2009 and 2008. During the nine months ended September 30, 2009 and 2008, 75,000 and 45,000 shares of stock options were exercised under the Company’s stock option plans. The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax benefit for the exercise of stock options and the lapse of restrictions on restricted stock (including elections under section 83(b)) in the amount of $0.2 million was recognized for the nine months ended September 30, 2009. Less than $0.3 million was recorded for excess tax benefits to capital in excess of par. No tax benefit for the exercise of stock options was recognized during the nine months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, stock compensation expense for stock options was $0.4 million for each period.
Restricted Shares
During the nine months ended September 30, 2009 and 2008, 37,795 and 39,083 restricted stock awards were granted. For the nine months ended September 30, 2009 and 2008, stock compensation expense for restricted stock was $0.5 million and $0.8 million, respectively.
The fair value of nonvested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested restricted stock as of September 30, 2009, and changes during the nine months ended is presented below:

		Weighted Average
	Shares	Grant-Date
	(in thousands)	Fair Value

Nonvested at January 1, 2009	290	$10.84
Granted	38	4.53
Vested	(99)	9.82
Forfeited	(37)	10.13

Nonvested at September 30, 2009	192	$10.25

Stock Appreciation Rights (“SAR“s)
A summary of SARs activity under the Company’s stock incentive plans as of September 30, 2009 and changes during the nine-month period then ended is presented below:

			Weighted
			Average
			Remaining	Aggregate
	Shares	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2009	758	$9.60
Granted	9	9.60
Exercised	—	—
Forfeited	(65)	9.60
Expired	(30)	9.60

Outstanding at September 30, 2009	672	$9.60	4.30	$—

Exercisable at September 30, 2009	269	$9.60	4.01	$—

There were 8,719 and 26,454 SARs granted during the nine months ended September 30, 2009 and 2008, respectively. All SARs are to be settled in Company stock. For the nine months ended September 30, 2009 and 2008, stock compensation expense for SARs were $0.6 million and $0.9 million, respectively.
Unrecognized Compensation
As of September 30, 2009, there was $7.4 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.9 million related to stock options, $3.2 million related to stock appreciation rights and $2.3 million related to restricted stock awards. The cost for unrecognized compensation related to stock options, stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 2.72 years, 2.49 years, and 2.17 years, respectively.
4. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	September 30,	December 31,
	2009	2008
Lease and other receivables, net of unearned interest	$32,855	$6,988
Investment in Eyak	7,167	5,261
Other Assets	1,347	1,829

	$41,369	$14,078

5. Lease and Other Receivables
The Company leases computer hardware, generally under sales-type leases, in accordance with FASB ASC 840 Leases. In connection with those leases, the Company may sell related services, software and maintenance to its customers. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.
The Company recognized revenue of $30.9 million and $34.2 million for the three months ended September 30, 2009 and 2008, respectively, from sales-type lease and related transactions and $63.6 million and $60.8 million for the nine months ended September 30, 2009 and 2008, respectively. Other related receivables include long term receivables for items such as maintenance, services and software. As of September 30, 2009, the Company had current and long-term outstanding lease and other receivables of $34.2 million and $35.1 million, respectively, compared with $25.3 million and $7.8 million as of December 31, 2008, respectively.

The Company’s investments in sales-type lease receivables were as follows as of (in thousands):

	September 30,	December 31,
	2009	2008
Future minimum lease payments receivable	$10,870	$14,921
Unguaranteed residual values	727	3,458
Unearned income	(1,457)	(1,164)

	$10,140	$17,215

The Company’s investment in other receivables was as follows as of (in thousands):

	September 30,	December 31,
	2009	2008
Future minimum payments receivable	$57,703	$14,802
Unearned income	(3,540)	(1,479)

	$54,163	$13,323

6. Transferred Receivables and Financed Lease Debt
For the three and nine months ended September 30, 2009 and 2008, the Company did not transfer any financing receivables to third parties that did not meet the sale criteria under FASB ASC 860, and were recorded as sales and cost of sales in the Company’s financial statements.
The Company recognized $0 million and $0.2 million of financing cost of sales associated with the secured financed lease debt for the three months ended September 30, 2009 and 2008, respectively and $0.2 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively.
7. Credit Facility and Credit Agreement
In 2006, the Company obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility was terminated on May 27, 2009 and the related unamortized deferred financing costs of $1.5 million were written-off.
On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Credit Agreement at any time is limited to the lesser of (a) $135 million or (b) a collateral-based borrowing base less outstanding obligations relating to any borrowings, flooring plan loans and stand-by letters of credits.
As of September 30, 2009, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(923)

Total borrowing capacity	134,077
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(60,250)
Less: letters of credit	(5,138)

Total unused availability	$68,689

As of September 30, 2009, the Company had under the Credit Agreement no outstanding loan balance (other than floor plan loans) and available credit of $68.7 million, which represents the collateral-based borrowing base less outstanding floor plan loans of $60.3 million, which is included on the balance sheet as accounts payable — floor plan.
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
The Credit Agreement also contains negative covenants regarding the financial performance that the Company must satisfy, including a minimum ratio of earnings before interest, income, taxes, depreciation and amortization to the sum of (i) interest expense and (ii) scheduled principal payments on debt and capital leases. Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of September 30, 2009.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The unamortized deferred financing costs of $1.5 million related to the terminated Credit Facility were written-off during the second quarter of 2009 and recorded to interest expense. Also, the Company deferred $0.1 million of loan financing costs during the second quarter of 2009 related to the new Credit Agreement. Deferred financing costs as of September 30, 2009 and December 31, 2008 were $0.1 million and $2.2 million, respectively.
8. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted earnings (loss) per share is computed similarly to basic loss per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. In periods of net loss, all dilutive shares are considered anti-dilutive.
For the three months ended September 30, 2009 and 2008, anti-dilutive employee stock options and SARs totaling 1,717,191 and 1,744,988 weighted-shares, respectively, were excluded from the calculation. Anti-dilutive employee stock options and SARs totaling 2,268,983 and 1,747,506 weighted-shares, respectively, were excluded for the nine months ended September 30, 2009 and 2008.
For the three months ended September 30, 2009 and 2008, 147,723 and 255,038 weighted unvested restricted stock awards, respectively, have been excluded from the calculation. Weighted unvested restricted stock awards totaling 157,955 and 259,977 shares, respectively, have been excluded for the nine months ended September 30, 2009 and 2008.

The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic loss per share
Net income (loss)	$3,821	$8,227	$(369)	$252
Weighted average shares outstanding	9,651	9,791	9,737	9,749

Basic earnings (loss) per share	$0.40	$0.84	$(0.04)	$0.03

Diluted loss per share:
Net income (loss)	$3,821	$8,227	$(369)	$252
Weighted average shares outstanding	9,651	9,791	9,737	9,749
Incremental shares attributable to the assumed exercise of outstanding stock options	136	94	N/A	125

Weighted average shares and equivalents	9,787	9,885	9,737	9,874

Diluted earnings (loss) per share	$0.39	$0.83	$(0.04)	$0.03

9. Income Taxes
As of September 30, 2009 and December 31, 2008, GTSI had $0.3 million and $0.4 million, respectively, of total unrecognized tax benefits most of which would reduce its effective tax rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2008. During the first nine months of 2009, the amount accrued for interest decreased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2009 and beyond.
As of September 30, 2008, the Company concluded that a full deferred tax valuation allowance was required for its net deferred tax assets, based on its assessment that the realization of those assets does not meet the “more likely than not” criterion under FASB ASC 740, Income Taxes. As of December 31, 2008, the Company had determined that the full valuation allowance was no longer required and was released at that time. As of September 30, 2009, management believes it is more likely than not that the net deferred tax assets will be realized and no valuation allowance is required.
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

	Nine Months Ended
	September 30,
	2009	2008
Accrued warranties at beginning of period	$155	$283
Charges made against warranty liabilities	(3)	(21)
Adjustments to warranty reserves	(4)	(152)
Accruals for additional warranties sold	44	84

Accrued warranties at end of period	$192	$194

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Deferred warranty revenue at beginning of period	$221	$130
Deferred warranty revenue recognized	(335)	(210)
Revenue deferred for additional warranties sold	323	415

Deferred warranty revenue at end of period	$209	$335

Letters of Credit
At December 31, 2008, GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million as a security deposit for all tenant improvements associated with the lease. This letter of credit was cancelled in January 2009 after GTSI moved to a new office space in November 2008. The Company provided a letter of credit in the amount of $2.4 million as of September 30, 2009 and December 31, 2008 for the new office space lease signed in December 2007.
As of December 31, 2008, the Company had an outstanding letter of credit in the amount of $1.2 million to guarantee the performance by the Company of its obligations under customer contracts. The letter of credit was amended in February 2009 and increased to $2.7 million as of September 30, 2009.
Employment Agreements
GTSI has an employment agreement with its Chief Executive Officer. This agreement provides for payments of 24 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment except for cause. In addition, GTSI has change in control agreements with 12 additional executives and key employees, and severance agreements with nine executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of September 30, 2009, no accruals have been recorded for these agreements.
Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of September 30, 2009, GTSI is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on GTSI’s financial position or results of operations.
11. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“Eyak”) and acquired a 37% ownership of Eyak. GTSI also has a designee on Eyak’s Board of Directors. The investment in Eyak is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of Eyak and dividends received from Eyak. A summary of Eyak’s investment activity as of September 30, 2009 and 2008, respectively, and changes during the nine months ended is presented below (in thousands):

	Nine Months ended
	September 30,
	2009	2008
Beginning Balance at January 1	$5,261	$2,875
Equity Earnings	4,960	2,629
Distributions	(3,054)	(1,546)

Ending Balance at September 30	$7,167	$3,958

GTSI recognized sales to Eyak and its wholly owned subsidiary of $16.7 million and $6.6 million for the three months ended and $17.3 million and $21.9 million for the nine months ended September 30, 2009 and 2008, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are $0.1 million and $0.5 million for the three months ended and $0.3 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.
The following table summarizes Eyak’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$94,162	$81,346	$255,981	$182,878
Gross margin	$10,584	$9,035	$29,128	$19,524
Net income	$5,459	$4,118	$13,341	$6,996
12. Subsequent Events
The Company has evaluated for subsequent events through November 5, 2009, the issuance date of the Company’s financial statements. No subsequent events requiring recognition or disclosure were noted for the three months ended September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2008. We use the terms “GTSI,” “we,” “the Company,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.
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
Overview
GTSI has over 26 years of experience in selling IT products and solutions primarily to U.S. Federal, state and local governments and to prime contractors that are working directly on government contracts. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and a technology lifecycle management framework approach.

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
The Company’s financial results for the quarter and nine months ended September 30, 2009 were negatively impacted by the ongoing weak economy, delays in contracts that were pushed to later quarters, the continued consolidation within the OEM market place and competitive pricing pressure within certain pockets of the hardware commodity segment. The Company has continued to aggressively manage and reduce operating expenses where possible.
For the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008:
•	Total sales decreased $47.4 million.
•	Gross margin decreased $5.9 million.
•	Selling, General & Administrative expenses decreased $3.7 million.
•	Income before income taxes decreased $1.1 million.
•	Cash provided by operations decreased $34.1 million.
•	Interest and other income increased $1.0 million.
For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:
•	Total sales decreased $40.7 million.
•	Gross margin decreased $8.0 million.
•	Selling, General & Administrative expenses decreased $5.1 million.
•	Loss before income taxes increased $0.5 million.
•	Cash provided by operations decreased $44.5 million.
•	Interest and other income increased $2.4 million.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.2%	86.5%	87.0%	86.5%

Gross margin	13.8%	13.5%	13.0%	13.5%
Selling, general, and administrative expenses	11.4%	10.7%	13.7%	13.6%

Income (loss) from operations	2.4%	2.8%	(0.7)%	(0.1)%
Interest and other income, net	0.9%	0.4%	0.6%	0.2%

Income (loss) before taxes	3.3%	3.2%	(0.1)%	0.1%
Income tax (provision) benefit	(1.5)%	0.0%	(0.0)%	0.0%

Net income (Loss)	1.8%	3.2%	(0.1)%	0.1%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended				Nine months ended
	September 30,				September 30,
Sales by Type	2009		2008		2009		2008
Hardware	$143.9	68.6%	$191.3	74.3%	$336.6	64.9%	$397.6	71.1%
Software	45.3	21.6%	42.3	16.5%	130.3	25.1%	106.5	19.1%
Service	14.0	6.7%	15.3	6.0%	40.8	7.9%	40.6	7.3%
Financing	6.5	3.1%	8.2	3.2%	10.7	2.1%	14.3	2.5%

Total	$209.7	100.0%	$257.1	100.0%	$518.4	100.0%	$559.0	100.0%

	Three months ended				Nine months ended
	September 30,				September 30,
Sales by Vendor (based on YTD 2009 sales)	2009		2008		2009		2008
Cisco	$59.9	28.6%	$61.9	24.1%	$111.4	21.5%	$114.3	20.4%
Dell	31.3	14.9%	30.2	11.8%	53.3	10.3%	54.1	9.7%
Sun Microsystems	29.0	13.8%	27.3	10.6%	65.2	12.6%	62.5	11.2%
Microsoft	21.5	10.2%	13.5	5.2%	73.8	14.2%	51.5	9.2%
HP	16.5	7.9%	25.0	9.7%	39.7	7.7%	42.4	7.6%
Others, net of reserves and adjustments	51.5	24.6%	99.2	38.6%	175.0	33.7%	234.2	41.9%

Total	$209.7	100.0%	$257.1	100.0%	$518.4	100.0%	$559.0	100.0%

Three Months Ended September 30, 2009 Compared With the Three Months Ended September 30, 2008
Sales
Total sales, consisting of product, service and financing revenue, decreased $47.4 million, or 18.4% from $257.1 million for the three months ended September 30, 2008 to $209.7 million for the three months ended September 30, 2009. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales decreased $44.3 million, or 19.0%, from $233.5 million for the three months ended September 30, 2008 to $189.2 million for the three months ended September 30, 2009. Product revenue as a percent of total revenue decreased 0.6% from 90.8% for the three months ended September 30, 2008 to 90.2% for the three months ended September 30, 2009. During the three months ended September 30, 2009, the Company was impacted by an overall decrease in hardware revenue due to the ongoing weak economy, delays in contracts being awarded, and competitive pricing pressure within certain pockets of the hardware commodity segment.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $51.1 million and $37.0 million for the three months ended September 30, 2009 and 2008, respectively. Service revenue decreased $1.3 million, or 8.8% from $15.3 million for the three months ended September 30, 2008 to $14.0 million for the three months ended September 30, 2009. Service revenue as a percent of total revenue increased 0.7% from 6.0% for the three months ended September 30, 2008 to 6.7% for the three months ended September 30, 2009. The majority of the decrease in service revenue is a result of decreased sales of delivered services. Delivered service revenue decreased $0.9 million, from $10.4 million for the three months ended September 30, 2008 to $9.5 million for the three months ended September 30, 2009.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under FASB ASC 860, Transfers and Servicing, and the sale of previously leased equipment. Financing revenue decreased $1.7 million, or 21.0%, from $8.2 million for the three months ended September 30, 2008 to $6.5 million for the three months ended September 30, 2009; due to decreased lease residual sales of $1.3 million and decreased amortized lease interest income of $0.7 million; partially offset by $0.3 million increase in new lease sales.
Although we offer our customers access to products from hundreds of vendors, 75.4% of our total sales in the third quarter of 2009 were products from five vendors; Cisco was our top vendor in the third quarter of 2009 with sales of $59.9 million. Sales from these five vendors increased by $0.3 million, or 0.2% for the three months ended September 30, 2009. As a percent of total sales the third quarter of 2009 top five vendors increased 14.0 percentage points to 75.4% for the three months ended September 30, 2009 from 61.4% for the three months ended September 30, 2008. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. Consistent with 2008, our strategic partners in 2009 are Cisco, Microsoft, Sun Microsystems, Hewlett Packard, Panasonic and Network Appliance.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $5.9 million, or 16.9%, from $34.8 million for the three months ended September 30, 2008 to $28.9 million for the three months ended September 30, 2009. As a percentage of total sales, gross margin for the three months ended September 30, 2009 increased 0.3% percentage points from the three months ended September 30, 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $4.0 million, or 16.8%, from $23.6 million for the three months ended September 30, 2008 to $19.7 million for the three months ended September 30, 2009. During the three months ended September 30, 2009, the Company’s gross margin was impacted by an overall decrease in hardware revenue due to the ongoing weak economy, delays in contracts being awarded and competitive pricing pressure within certain pockets of the hardware commodity segment. Product gross margin as a percentage of sales increased 0.3 percentage points from 10.1% for the three months ended September 30, 2008 to 10.4% for the three months ended September 30, 2009. The increase in product gross margin as a percentage of sales was positively impacted by $0.5 million higher gross margin for the three months ended September 30, 2009 from strategic partner programs as compared to the same period of 2008.

Service gross margin decreased $1.2 million, or 18.6%, from $6.4 million for the three months ended September 30, 2008 to $5.2 million for the three months ended September 30, 2009. Service gross margin as a percentage of sales decreased 4.5 percentage points to 37.5% for the three months ended September 30, 2009 from 42.0% for the three months ended September 30, 2008. These gross margin decreases were driven by decreases in delivery services, integration and support services.
Financing gross margin decreased $0.7 million, or 14.8% from $4.7 million for the three months ended September 30, 2008 to $4.0 million for the three months ended September 30, 2009 due to decreased revenue on lease residual sales during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Gross margin as a percentage of sales increased 4.4 percentage points from 57.3% for the three months ended September 30, 2008 to 61.7% for the three months ended September 30, 2009, due to increased margin percentages from new lease sales.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended September 30, 2009, SG&A expenses decreased $3.7 million, or 13.5% from the same period in 2008. SG&A as a percentage of sales increased to 11.4% in the third quarter of 2009 from 10.7% for the same period in 2008. The decrease in SG&A expenses was mainly due to lower personnel related costs of $2.9 million attributed to lower margins resulting in a $2.4 million reduction of incentive and commission compensation expense and a reduction of consulting related costs of $0.3 million.
Interest and Other Income, Net
Interest and other income (expense), net, for the three months ended September 30, 2009 was $2.0 million as compared $1.0 million for the same period in 2008. The improvement in interest income, net, was due to higher equity income from affiliates in 2009, lower interest expense in 2009 of $0.2 million and lower amortization on deferred financing costs of $0.3 million. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $0.5 million in 2009 compared with prior year.
Income Taxes
GTSI had income of $7.1 million and $8.2 million before income taxes for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, income tax expense of $3.2 million was recorded. The income tax expense includes less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices that was fully offset by a decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
For the three months ended September 30, 2008, GTSI recorded less than $0.1 million in income tax benefit related to an adjustment to a tax liability and true-up for the filing of the 2007 tax returns. For the three months ended September 30, 2009, GTSI recorded an expense of less than $0.2 million related to an adjustment to a true-up for the filing of the 2008 tax returns.
Nine Months Ended September 30, 2009 Compared With the Nine Months Ended September 30, 2008
Sales
Total sales, consisting of product, service and financing revenue, decreased $40.7 million, or 7.3% from $559.0 million for the nine months ended September 30, 2008 to $518.4 million for the nine months ended September 30, 2009. The sales activity of each of the three product lines are discussed below.
Product sales decreased $37.4 million, or 7.4%, from $504.2 million for the nine months ended September 30, 2008 to $466.8 million for the nine months ended September 30, 2009. Product revenue as a percent of total revenue decreased 0.2% from 90.2% for the nine months ended September 30, 2008 to 90.0% for the nine months ended September 30, 2009. Overall product revenue was down 7.4%, with software revenue growing and hardware revenue declining for the nine months ended September 30, 2009 as compared to the same period of 2008. The majority of the hardware revenue decline resulted during the three months ended September 30, 2009, as the Company was impacted by the ongoing weak economy, delays in contracts being awarded and competitive pricing pressure.

Service revenue increased $0.2 million, or 0.6% from $40.6 million for the nine months ended September 30, 2008 to $40.8 million for the nine months ended September 30, 2009. We net revenues where we are not the primary obligor, we netted approximately $100.5 million and $81.7 million for the nine months ended September 30, 2009 and 2008, respectively. Service revenue as a percent of total revenue increased 0.6% from 7.3% for the nine months ended September 30, 2008 to 7.9% for the nine months ended September 30, 2009. Delivered service revenue increased $1.5 million, from $28.1 million for the nine months ended September 30, 2008 to $29.6 million for the nine months ended September 30, 2009, whereas integration and support service revenue declined for the nine months ended September 30, 2009 as compared to the same period in 2008.
Financing revenue decreased $3.6 million, or 24.9%, from $14.3 million for the nine months ended September 30, 2008 to $10.7 million for the nine months ended September 30, 2009; mainly due to decreased lease residual sales of $1.9 million and $1.1 million decrease in new lease sales.
Although we offer our customers access to products from hundreds of vendors, 66.3% of our total sales in the first nine months of 2009 were products from five vendors. Sales from these five vendors increased by $18.6 million, or 5.7% for the nine months ended September 30, 2009, due to increase activity with Microsoft. As a percent of total sales, 2009’s top five vendors increased 8.2 percentage points to 66.3% for the nine months ended September 30, 2009 from 58.1% for the nine months ended September 30, 2008.
Gross Margin
Total gross margin decreased $8.0 million, or 10.6%, from $75.6 million for the nine months ended September 30, 2008 to $67.6 million for the nine months ended September 30, 2009. As a percentage of total sales, gross margin for the nine months ended September 30, 2009 decreased 0.5% from the nine months ended September 30, 2008. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $4.9 million, or 9.7% from $50.1 million for the nine months ended September 30, 2008 to $45.3 million for the nine months ended September 30, 2009. Product gross margin as a percentage of sales decreased 0.2 percentage points from 9.9% for the nine months ended September 30, 2008 to 9.7% for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company’s gross margin was impacted by an overall decrease in hardware revenue due to the ongoing weak economy, delays in contracts being awarded and competitive pricing pressure within certain pockets of the hardware commodity segment.
Service gross margin decreased $2.0 million, or 11.7%, from $17.2 million for the nine months ended September 30, 2008 to $15.2 million for the nine months ended September 30, 2009. Service gross margin as a percentage of sales decreased 5.2 percentage points to 37.1% for the nine months ended September 30, 2009 from 42.3% for the nine months ended September 30, 2008. These gross margin decreases were mainly the result of lower margins in delivery services.
Financing gross margin decreased $1.1 million, or 13.5% from $8.3 million for the nine months ended September 30, 2008 to $7.2 million for the nine months ended September 30, 2009 due to a decreased gross margin of $0.4 million related to the sale of new leases that were properly securitized and a decreased gross margin of $0.6 million related to lease residual sales. Gross margin as a percentage of sales increased 8.9 percentage points from 58.2% for the nine months ended September 30, 2008 to 67.1% or the nine months ended September 30, 2009.
Selling, General & Administrative Expenses (“SG&A”)
During the nine months ended September 30, 2009, SG&A expenses decreased $5.1 million, or 6.7% from the same period in 2008. SG&A as a percentage of sales increased to 13.7% in the first nine months of 2009 from 13.6% for the same period in 2008. The decrease in SG&A expenses was mainly due to lower consulting costs of $1.2 million attributed mostly to remediation efforts in the first quarter of 2008, lower personnel related costs of $4.1 million attributed to lower margins resulting in a decrease of incentive compensation and bonus expense; partially offset by a $0.8 million increase in facilities expense.

Interest and Other Income, Net
Interest and other income (expense), net, for the nine months ended September 30, 2009, was $3.3 million as compared to $0.8 million for the same period in 2008. The improvement in interest income, net, was due to lower interest expense and higher equity income from affiliates in 2009; partially offset by the $1.5 million June 2009 write-off of unamortized deferred financing costs recorded to interest expense which related to the terminated Credit Facility. The lower interest expense was due to lower debt balances in 2009 and $0.3 million of costs in 2008 related to the pay-off of the Term Loan in February 2008. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $2.3 million in 2009 compared with prior year.
Income Taxes
GTSI had a loss of $0.3 million before income taxes for the nine months ended September 30, 2009 and income of $0.2 million before income taxes for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, an income tax benefit of $0.1 million was recognized as it is management’s assessment under FASB ASC 740, Income Taxes, that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such expense was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
For the nine months ended September 30, 2008, GTSI recorded less than $0.1 million in income tax benefit as a result of a reduction in a tax liability and related accrued interest. For the nine months ended September 30, 2009, GTSI recorded a tax benefit on its loss of $0.1 million, expense of less than $0.2 million related to an adjustment to a true-up for the filing of the 2008 tax returns.
Seasonal Fluctuations
Historically, over 90% of our annual sales have been earned from departments and agencies of the U.S. Federal Government, either directly or indirectly through system integrators for which GTSI is a sub-contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers. These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year have traditionally been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year, although our sales commissions programs generally result in marginally increased expenses in the fourth quarter of our fiscal year.
Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers. The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.
Liquidity and Capital Resources
Cash flows for the nine months ended September 30,

(in millions)	2009	2008	Change
Cash (used in) provided by operating activities	$(20.2)	$24.3	$(44.5)
Cash used in investing activities	$(1.0)	$(2.3)	$(1.3)
Cash provided by (used in) financing activities	$36.5	$(22.9)	$59.4

During the nine months ended September 30, 2009, our cash balance increased $15.4 million from our December 31, 2008 balance. The non-interest bearing advances under the new Credit Agreement, which are classified as Accounts Payable — floor plan on our consolidated balance sheets, are included as a financing activity on our consolidated statements of cash flows.
Cash used in operating activities for the nine months ended September 30, 2009 was $20.2 million, a decrease of $44.5 million compared to the same period last year. The decrease was primarily due to a $9.6 million increase in accounts payable for the nine months ended September 30, 2009, as compared to a $102.6 million increase in accounts payable for the same period in 2008; partially offset by a $25.3 million increase in accounts receivable for the nine months ended September 30, 2009, as compared to a $61.9 million increase in accounts receivable for the same period in 2008.
Cash used in investing activities for the nine months ended September 30, 2009 was $1.0 million, a decrease of $1.3 million as compared with the same period in 2008. This decrease was due to higher purchases of assets in 2008 related to GTSI’s Enterprise Management System.
Cash provided by financing activities for the nine months ended September 30, 2009 was $36.5 million, a change of $59.4 million as compared with cash used in financing activities of $22.9 million for the same period in 2008. The change was due to $60.3 million of floor plan loans in 2009 related to the Credit Agreement and the $10 million pay-off of the Term Loan during the three months ended March 31, 2008; partially offset by higher net repayments under the Credit Facility of $22.4 million during the nine months ended September 30, 2009 as compared to $13.0 million net repayments for the same period in 2008 and common stock purchases of $1.8 million during the nine months ended September 30, 2009 as compared to $0.2 million of net share settlements for the same period of 2008.
Credit Facility and Credit Agreement
During 2006, we obtained a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility was terminated on May 27, 2009 and the related unamortized deferred financing costs of $1.5 million were written-off.
On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Credit Agreement at any time is limited to the lesser of (a) $135 million or (b) a collateral-based borrowing base less outstanding obligations relating to any borrowings, flooring plan loans and stand-by letters of credits.
As of September 30, 2009, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(923)

Total borrowing capacity	134,077
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(60,250)
Less: letters of credit	(5,138)

Total unused availability	$68,689

As of September 30, 2009, the Company had under the Credit Agreement no outstanding loan balance (other than floor plan loans) and available credit of $68.7 million, which represents the collateral-based borrowing base less outstanding floor plan loans of $60.3 million, which is included on the balance sheet as accounts payable — floor plan.

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
The Credit Agreement also contains negative covenants regarding the financial performance that the Company must satisfy, including a minimum ratio of earnings before interest, income, taxes, depreciation and amortization to the sum of (a) interest expense and (b) scheduled principal payments on debt and capital leases. Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of September 30, 2009.
Liquidity
Our working capital as of September 30, 2009 decreased approximately $2.0 million from our working capital at December 31, 2008. GTSI’s current assets increased $44.8 million as of September 30, 2009 when compared to our December 31, 2008 balance. This increase is due to an increase in accounts receivable of $25.3 million and increased cash of $15.4 million. The increase in accounts receivable is due to September typically being our strongest sales month and increase in cash is due to the use of the Credit Agreement’s non-interest bearing floor plan arrangement. Current liabilities increased $46.8 million due to an increase in accounts payable — floor plan of $60.3 million and an increase in accounts payable of $9.6 million; partially offset by a decrease in borrowings under the Credit Facility of $22.4 million.
During the second quarter of 2009, the Company began using the extended channel financing arrangement in the Credit Agreement for inventory financing and working capital requirements. Our balance outstanding as of September 30, 2009 under this program was $60.3 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of September 30, 2009, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $36.6 million with additional availability of $41.1 million.
On June 8, 2009, the Board of Directors of the Company authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million (the “Program”). During the three months ended September 30, 2009, 54,318 shares have been repurchased under the Program at an average market price of $7.27 per share.
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
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS 168, which is now referenced as FASB ASC 105, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. GAAP, but is intended to make it easier to find and research U.S. GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics. The Codification will be the single source of authoritative U.S. GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets, which will likely be included in the Codification under FASB ASC 860 Transfers and Servicing. The guidance removes the concept of a qualifying special-purpose entity and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the potential impact on its financial position and results of operations.
In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the potential impact on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI has a $135 million Credit Agreement indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans as of September 30, 2009. The Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. The effect of a 5% increase in interest rates would not have resulted in additional interest expense because we had no borrowings under the Credit Agreement during the three months ended September 30, 2009. We have not used derivative instruments to alter the interest rate characteristics of our borrowings. As of September 30, 2009, we had no variable rate debt subject to interest. As of December 31, 2008, we had $10.3 million of variable rate debt subject to interest.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $0.2 million and $2.5 million at September 30, 2009 and December 31, 2008, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
On December 19, 2008, the Company’s Board of Directors (the “Board”) authorized a program for periodic purchases of GTSI common stock over a 24 month period in an aggregate amount not to exceed two million shares. On June 8, 2009, the Board authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. The following table sets forth the repurchases we made during the three months ended September 30, 2009:

	(a)		Total Number of	Maximum Dollar
	Total		Shares Purchased	Value of Shares
	Number	Average	as Part of	that May Yet Be
	of Share	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plams or Programs
July 1 to July 31	16,163	$5.71	13,107	$3,625,372
August 1 to August 31	18,972	$7.64	18,972	$3,480,500
September 1 to September 30	22,239	$7.87	22,239	$3,305,425

	57,374	7.18	54,318

(a)	The July purchases includes 3,056 shares surrendered to cover the tax withholding obligation with respect to the vesting of 8,790 restricted stock awards.

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

GTSI Corp.
Date: November 5, 2009	/s/ JAMES J. LETO
James J. Leto
Chief Executive Officer

Date: November 5, 2009	/s/ PETER WHITFIELD
Peter Whitfield
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement dated as of May 27, 2009 among Castle Pines Capital LLC, as Administrative Agent and a Lender, Wells Fargo Foothill, LLC as Administrative Agent and Collateral Agent, and GTSI Corp. (1)

10.2	First Amendment to Credit Agreement dated as of May 27, 2009 among GTSI Corp., Castle Pines Capital LLC and Wells Fargo Foothill LLC (2)

10.3	GTSI’s Board of Directors authorization of common stock repurchase program dated as of June 8, 2009 (3)

10.4	Change in Control Agreements and amendments to existing employment agreements (4)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated May 27, 2009.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated May 27, 2009.

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 12, 2009.

(4)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 4, 2009.