Form 10-K
period 2009-12-31
GTSI CORP
filed 2010-03-05
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2009 was $42,809,049.
The number of shares outstanding of the registrant’s common stock on February 26, 2010 was 9,577,750.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of GTSI’s Stockholders scheduled to be held on April 21, 2010.

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
Overview
Founded in 1983, GTSI Corp. is a Delaware corporation with over 26 years of experience focused exclusively on selling information technology (“IT”) products and solutions to U.S. Federal, state and local governments and to prime contractors that are working directly on government contracts. We use the terms “GTSI,” “Company,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries. During this period, our customers have come to rely on GTSI to translate business challenges into practical technology solutions for today’s governments. “GTSI” is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.
We sell to departments and agencies of the U.S. Federal Government, as well as state and local governments, and prime contractors. Our total sales were $762 million, $821 million and $723 million for the years ended December 31, 2009, 2008 and 2007, respectively. We offer a competitive mix of logistical and procurement support to our customers. The approximate percentage of our sales by customer type for the years ended December 31 was:

	2009	2008	2007
Federal Government	72%	70%	63%
Prime Contractors	23%	23%	27%
State and Local Governments	5%	7%	10%

Total	100%	100%	100%

Additional information related to net income (loss), total assets, significant customers and long-lived assets is provided in the consolidated financial statements and the accompanying notes to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).
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

To fulfill product demand, we maintain an ISO 9001:2000-registered Integration and Distribution Center containing approximately 142,000 square-feet in Northern Virginia, adjacent to Washington Dulles International Airport. We use the proximity to the airport and close systems relationships with our customers and vendors to provide timely delivery of our customers’ mission-critical applications. We leverage our Integration and Distribution Center and matching logistics expertise to offer a wide variety of managed fulfillment and value added services such as:
•	Hardware integration

•	Customer image propagation

•	Automated system diagnostics and data capture

•	Customer asset tagging

•	Complex configurations of various IT solutions, such as Voice over Internet Protocol (“VoIP”)
Additionally, GTSI’s customer operations and purchasing teams are ISO 9001:2000-registered.
To help our customers acquire, manage and refresh their technology in a strategic and application-appropriate manner, GTSI has created a financial services capability to manage the entire technology lifecycle. GTSI offers lease arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than on the much more budget-sensitive and discontinuous capital expense basis. This is especially important to agencies with budget planning requirements that cover several future years and technology needs cannot be accurately planned on the same timeline. It also helps agencies keep their information management resources focused on the flow and security of agency information, rather than ownership of the technology itself.
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
Continue Focusing on the Government IT Market
Because of our exclusive focus on government, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, our marketing activities and sales force have been effective at reaching and servicing the government market consisting of government IT executives including chief information officers, procurement and contracting officers, information resource managers, as well as systems integrators, value-added resellers and prime contractors.
Leverage Technology Lifecycle Management (“TLM”)
GTSI provides TLM services for our government customers. TLM involves most aspects of the technology management process, including assessing and identifying technology needs, acquisition of those technologies, integration and implementation, ongoing services, asset disposal and financial services. We believe this model represents a distinctive advantage to our customers. Coupled with support services, technology refresh, and asset disposal, we offer our customers cost effective methods to manage technology infrastructure.
Retain and Obtain Government Contracts and Utilize Flexible Contract Vehicles
GTSI holds a wide range of government contracts, including multi-million dollar, multi-year contracts with the U.S. Department of Defense (“DoD”) and various federal civilian agencies, as well as several multiple award schedules and blanket purchasing agreements with a variety of DoD, federal civilian agencies, state, and local agencies. In addition, we also serve as a subcontractor, providing products and services to other companies holding government contracts. GTSI intends to continue identifying and pursuing contract vehicles that best leverage our broad selection of solutions, services, integration and distribution capabilities and partner relationships.

Continue to expand our Solution and Services
Over the course of 2009, GTSI was successful in developing and delivering services opportunities that expanded beyond a single technology, rather a host of technology set to fulfill our customer’s requirements. GTSI will continue to focus on this area most particularly in our Physical Security practice where this has become most prevalent, due to federal funding backed by the U.S. Department of Homeland Security (“DHS”). Integrated CCTV systems with networking, storage and communication requirements require specialize expertise that GTSI has successfully developed.
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
Customers
Federal Government & Prime Contractors
GTSI has been exclusively dedicated to the Federal, state and local government marketplaces since our inception in 1983. Historically, over 20% of our revenue comes from prime contractors. Our most significant subcontracts are with companies such as Raytheon Company, General Dynamics, SAIC, Northrop Grumman and Lockheed Martin. Our top customer relationships include the U.S. Department of Army, U.S. Department of Veterans Affairs, DHS, Internal Revenue Service and the Federal Bureau of Investigation. While GTSI derives the majority of its sales from Federal Civilian and DOD sectors; we are also focused on continuing to grow our positions in the state and local and U.S. Intelligence marketplaces. The breakout of our U.S. Federal Government sales is approximated below:

	2009	2008	2007
Department of Defense	38%	43%	34%
Civilian Agencies and Departments	37%	32%	36%
Prime Contractors	25%	25%	30%

Total	100%	100%	100%

State and Local
GTSI’s sales in the state and local government market are generated mostly from county and city agencies. Cities and counties are faced with maintaining government services, including urban security and safety that improve the quality of life for constituents. With reduced budgets and workforce, agencies are forced to re-examine core competencies and outsource labor to maximize the efficiencies that advanced technology offers to cut costs, negotiating technology and service options, and address budget constraints are essential to automating processes and achieving operational efficiency. With the U.S. Communities Program, GTSI can address customer requirements, offer a needs assessment, procure best-of-breed technologies and be responsible for the delivery.

With over $1 billion in federal funds available to state and local governments for protection against terrorist and criminal threats, our focus will continue to expand and penetrate the state and local market segment with a strategic focus by our Physical Security practice on education, city infrastructure, maritime ports and airports. In addition, our Mobile Evidence Capture (“MEC”) practice continues to focus on law enforcement and public safety. MEC enables digital in-car video evidence to be captured, transmitted, stored and retrieved without human touch or manipulation to quickly and effectively comply with prosecution processes for civil and criminal cases. Much like Physical Security solutions, MEC is moving from analog to digital leveraging GTSI technical resources, competencies in security, wireless, networking and storage using existing processes for project management and services implementation.
Contracts
GTSI achieves its sales through Federal, state and local government contracts and open market procurements. Our contracts with the U.S. Federal Government include a General Services Administration (“GSA”) Schedule contract, Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, Blanket Purchase Agreements (“BPAs”), Task Order contracts and Mission Oriented Business Integrated Services Schedule contract for consulting services.
We typically pursue formal government bids for IDIQ contracts and BPAs. Substantially, all of these bids are awarded on a “best value” to the government basis (which, depending on the bid, can be a combination of price, management and or technical expertise, past performance on other government contracts and other factors). We seek to use our professional services and other delivery capabilities, vendor partnerships, purchasing power, supply chain management and procurement expertise to compete successfully on federal government bid opportunities. These major procurements may involve millions of dollars in total sales, span multiple years and provide a purchasing vehicle for many government agencies. Items offered under our contracts include IT infrastructure (e.g. personal computing and communication devices, server/storage systems, networking equipment, security systems, enterprise software), program/project management, technical/engineering services, life-cycle maintenance, training and services.
The majority of our contracts allow GTSI to deliver comprehensive, enterprise-wide solutions that include both products and professional services. GTSI has established a team of experienced Program Managers to increase the size and scope of our program/contract portfolio, manage programs of increasing complexity, and strengthen profitability for the company.
General Services Administration
GTSI holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA Center for IT Schedule Programs. In 2002, the U.S. Federal Government formally exercised its first of three five-year options to extend the GTSI contract through March 31, 2007. This schedule has since been extended six times through July 31, 2010 while GTSI is in negotiations on a new contract. As a result of GTSI’s past performance in our Services sector, we received an award with increased labor rates on the existing Schedule 70 contract, as well as expansion of new labor categories that appropriately define our business. Similarly, GTSI’s solution and service approach was recognized by GSA in our 2007 MOBIS contract award for consulting services.
GSA contracts provide all government agencies, certain international organizations, authorized prime contractors, and state and local governments with an efficient and cost-effective means for buying commercial information technology products and services. GSA purchasers may place unlimited orders for products under GSA contracts.
Our GSA contract contains price reduction clauses requiring that we pass on to government customers certain reduced prices we may receive from our vendors, but prohibits us from passing on price increases that exceed 10% for a period of one year. To mitigate the potentially adverse impact of any such price increase, we work with most of our GSA contract vendors to provide us with supply and price protection.
Indefinite Delivery/Indefinite Quantity
GTSI holds a number of IDIQ vehicles, through which the government establishes a purchasing vehicle and/or allocates funds for future purchases, without specifying purchase dates or quantity. IDIQ contracts offer greater flexibility than GSA contracts because they typically permit products and services to be added quickly and provide contractors more pricing flexibility. There are three types of IDIQ contracts: government-wide acquisition contracts (“GWAC”), multi-agency contracts (“MAC”) and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single Federal agency for government-wide use upon approval by the Office of Management and Budget, while MACs accept orders from the same agency, and from other agencies under the authority of the Economy Act.

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
GTSI maintains several Federal Supply Schedule BPAs that are authorized under our GSA Schedule 70 contract. GSA authorized BPAs incorporate many terms, conditions and products offered on GSA Schedule contracts, often at prices lower than those available on the GSA schedules. We normally enter into separate agreements with vendors to offer reduced BPA prices to the government. Our BPAs are agency specific and allow us to increase our focus on specific products and services that are designed to satisfy the requirements of individual customers.
Task Order Contracts
GTSI has also entered into a number of Task Order contracts with Federal Government agencies. Task Order contracts specify the period of performance, including the number of option periods, and specify the quantity and scope of products and services the federal agency will acquire under the contract. Task Order contracts allow agencies to enter into contracts before their specific service/product requirements are known. After award of the master contract, the federal agency will issue individual task orders, as needed, to address specific defined requirements. Task orders typically include a statement of work (“SOW”), and/or a bill of materials (“BOM”) that define the services or products the contractor will be obligated to deliver.
State and Local
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
In May 2009, GTSI was re-awarded the U.S. Communities (“USC”) contract for a four-year term with a two to three-year extension option. U.S. Communities is a pre-competed cooperative purchasing agreement available to cities, counties, special districts (airport, water, etc.), state agencies, K-12 schools, higher education, and large non-profits such as hospitals and clinics in all 50 U.S. states. Our USC contract is our primary vehicle for the state and local sales organization. Entering our seventh year with the U.S. Communities Contract, we have established Programatic relationships with customers to offer the operational efficiencies that the U.S. Communities contract can allow, with GTSI providing professional services to ensure project delivery, enabling our customer to focus on their constituent business objectives.
In addition, GSA provides access to state and local government agencies to utilize GSA Schedules. Multi-state contracts enable individual states to utilize the buying power of multiple states to reduce costs based on volume purchasing.
The solutions sold under the USC contract utilize competitive labor rates for professional services at a firm-fixed price or time and material basis. Volume discounts are available to public agencies and are offered on a case by case basis depending on agency commitment and buying power. With solutions such as Physical Security, Data Center Virtualization and Modernization, and MEC as a focus, USC allows us to maintain compliance with funding milestones, act as the project manager, and provide the delivery engineering and project management to achieve customer acceptance and mission compliance.

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
Technology Lifecycle Management
GTSI’s TLM methodology combines professional and financial services with strong industry partnerships into a comprehensive framework for managing each phase of IT infrastructure. TLM has three core elements: planning of the entire process of IT Infrastructure Optimization, in which we identify and assess, acquire, implement and integrate, support, refresh and disposal before acquisition; ongoing Program Management of the above lifecycle elements; and separating the acquisition necessities of IT Infrastructure Optimization from realities of three-year budget cycles and narrowly defined budget line items. By proactively planning for each phase with a long term approach, funding and management of IT programs can be more effectively aligned with business goals and realization of benefits. GTSI TLM helps customers reduce total cost of ownership and risk, while increasing flexibility and efficiencies.
Solutions
In 2009, we continued our realignment around solutions providing us with the greater opportunity for sustained return on investment. GTSI embraced the evolving government requirements in IT Infrastructure including Data Center, Data Networks and Security. This enabled us to further focus, deepen and align the development of our capabilities to consistently provide IT Infrastructure solutions tailored to specific customer environments in a manner consistent with government planning and investing. Using a TLM approach, GTSI Solutions combine professional services, program management services, support services, integration services, financial services and leading Original Equipment Manufacturer (“OEM”) products based on individual customer requirements in key areas, including:
•	Client, including Desktop Virtualization and Thin Client

•	Networking, including Unified Communications and Visual Information Systems

•	Data Center, including Server Virtualization, Power & Cooling, and Disaster Recovery

•	Security — Cyber and Physical

•	IT Service Management, including Asset Management, Network and Data Center Management
Services
GTSI Services provide our government customers with the resources to design, configure, implement and support state-of-the art technology products and solutions; and facilitates the Technology Lifecycle Management method of managing scalable, IT infrastructure as a service. Our services ensure the products we deliver are interoperable, efficient, support the customer environment, and protect customers’ investments. The Services strategy supports our government contracts, company sales and partner efforts for growth in the market. We believe that providing these services along with industry-leading manufacturer products differentiates GTSI from its competition.

GTSI Services is comprised of four main areas — Professional Services, Integration Services, Support Services and Financial Services.
Professional Services
The Professional Services team includes solutions architects, technical engineers, security consultants and project managers. Skilled engineers possess the technical certifications that align with GTSI’s manufacturing partners which allow us to successfully implement customer solutions. This team also maintains pertinent professional certifications, such as ITIL and CISSP, and security cleared resources to ensure GTSI is able to provide services across all government agencies. Project Managers lead engagements using PMBOK best practices. They hold Project Management Institute professional certifications and are skilled in managing projects using Earned Value Management standards.
GTSI’s Professional Services start with site surveys and assessments, through to infrastructure design, implementation, and ongoing support. Expertise areas include network infrastructure, data management, enterprise computing, cyber security, physical security, and enterprise software. We use industry best practices to create standard tools and procedures to deliver successful engagements to optimize performance. GTSI leverages resource experience, knowledge and past performance, with the use of the Plan, Design, Implement, Operate (“PDIO”) methodology for repeatable, predictable, and efficient delivery and execution.
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
GTSI’s Asset Management technology provides comprehensive asset management systems that inventory, track and securely dispose of an organization’s assets. Our solution includes Radio Frequency Identification (“RFID”), Unique Identification (“UID”), and Real-Time Location System (“RTLS”) capabilities. GTSI has a scalable asset management solution to enable an agency to track inventory, monitor asset location, manage software libraries, schedule maintenance, track financial information, and be alerted to high priority events or changes. This solution helps agencies meet compliance and regulatory standards. Asset Disposal services provide agencies with a method to eliminate unnecessary equipment in a safe, cost effective manner that are in compliance with DOD standards, and includes certificates of destruction.
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
We believe that two additional significant capabilities provide a differentiator from the competition to help customers maintain technology infrastructures — Support Service Center and SupportNet. Support Service Center offers dedicated representative, first call support for single or multi-vendor requirements 24 x 7 via phone or web portal, where customers may also track incident management reports. SupportNet provides customers a secure portal with warranty and maintenance data for multi-vendor inventories. It allows customers a comprehensive view to proactively manage, aggregate and co-terminate support contracts.

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
Products
GTSI has strong strategic relationships with hardware and software industry leading OEMs. GTSI includes these products in the solutions provided to our customers. For example, GTSI includes leading hardware servers and virtualization software in virtualization solutions, security, routers and switches for voice and data network modernization, and rugged digital cameras and sensors for physical security solutions.
The following table indicates, for the years ended December 31 (dollars in millions), the approximate sales by product category and related percentages of total sales.

Sales Type	2009		2008		2007
Hardware	$495.6	65.1%	$585.7	71.3%	$530.0	73.3%
Software	182.4	23.9%	159.7	19.4%	111.6	15.4%
Services	55.6	7.3%	56.5	6.9%	59.7	8.3%
Financing	28.3	3.7%	19.3	2.4%	22.2	3.0%

Total	$761.9	100.0%	$821.2	100.0%	$723.5	100.0%

Strategic Partner Relationships
GTSI maintains strong relationships with a core set of strategic partners. These partners are industry leaders and are established in the government market. GTSI facilitates business to government customers on behalf of partners through our TLM methodology, while our partners enable GTSI to deliver technology solutions to our customers. Our major strategic partners include: Cisco, Sun Microsystems, Microsoft, Hewlett Packard, Panasonic, and Network Appliance.
Additionally, we establish and grow alliances with specialized technology companies that complement our core partners which then comprehensively address our customer needs for their solutions environment.
GTSI brings our partners several advantages in the government market by providing:
•	The unique ability to design, procure, install, operate, and refresh solutions through our Infrastructure as a Service business model

•	A gateway to the complex government market through a significant number of diverse contract vehicles

•	Access to the government customer through GTSI’s proactive sales force providing solutions, services and products

•	Lower cost overhead associated with government contractor compliance and procurement regulations
GTSI has several Partner Managers who support our Strategic Partners. Their goal is ensure that those partners remain at the core of our Infrastructure as a Service business model.
The terms of agreements with our vendors vary, but typically permit us to purchase products to combine with integration and professional services for transactions with government customers. Very few of our agreements require us to purchase any specified quantity of product. GTSI usually requires our partners to provide us with supply and price protection for the duration of specifically signed government contracts. Other than supply agreements under term government contracts, our vendor agreements are typically terminable by GTSI or the vendor on short notice, at will or immediately upon default by either party, and may contain limitations on vendor liability. These vendor agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits for a restocking fee or in exchange for other products of such vendor.
Our strategic partners may provide us with various forms of marketing and sales assistance, including sales incentives, market development funds, cooperative advertising and sales events. They typically provide funding to offset all or part of the costs of such efforts. Partners may also provide sell-through and other sales incentives in connection with certain product promotions.

Inventory Management
We purchase products for resale both directly from manufacturers and indirectly through distributors and resellers. During 2009, we purchased approximately 67% of the products we sold directly from manufacturers and the remaining amount from distributors and resellers. Product is shipped to our customers both from our ISO 9001:2000 Integration and Distribution Center and directly from our suppliers. The receiving, inventory, and shipping processes in our Integration and Distribution Center are highly automated. Products are tracked as they move through the facility via radio frequency scanning of UPC bar codes. Our shipping process captures product model numbers and serial numbers via bar code scan and ties them directly to order and carrier information. We ship products with a wide variety of carriers, using automation which selects the best carrier based on customer location, size of shipment, and desired service levels. We are able to negotiate favorable rates with many carriers including FedEx and UPS.
We perform a wall-to-wall physical inventory each January and supplement that with regularly scheduled, system-controlled cycle counts throughout the year. Our cycle count schedule is constructed to result in complete inventory coverage approximately every two months.
We implemented an RFID tagging solution in January 2005, updated in 2007, which enables us to apply RFID labels to case and pallet-load shipments that meet published DoD Gen-2 requirements.
Marketing and Sales
GTSI’s strategic marketing initiatives continue to focus on communicating the Company’s transformation into a systems integrator, with substantial solutions and services capabilities. In 2009, GTSI utilized radio advertising, seminars, tradeshows, and webinars as primary marketing tools to reach key audiences. GTSI also launched its Customer Briefing Center and Solutions Lab, as a means to market the Company’s growing capabilities and best practices for addressing the key challenges that today’s government IT decision makers face. The marketing and branding efforts reaffirm the Company’s belief that it has the resources and expertise to deliver best business practices, engineering skills, and financial options that combine myriad benefits into a single-source delivery of leading-edge information technology to governments.
Our sales organization is focused on understanding the current and emerging demands of our customers, and demonstrating how the Company delivers comprehensive solutions that encompass the products and services that meet those needs. The efforts continue to provide coverage that supports existing customers, while at the same time advancing initiatives that focus on new accounts and new solution offerings to potential customers. To accelerate those activities, in 2009, the sales and marketing organizations were integrated under the same leadership, enabling the teams to increase collaboration and alignment of marketing efforts and to better respond to the technology priority sectors of President Obama’s administration.
Competition
The government IT market is highly competitive with a wide variety of technology and service players. GTSI’s competition includes traditional hardware and software manufacturers and resellers, mid-tier systems integrators, and IT infrastructure solutions and service providers.
We believe that the principal competitive factors in the government IT market include:
•	Past performance within the government market

•	Expertise in government procurement processes (where standardized contracts exist)

•	Existing customer and partner relationships (for which there is traditionally a high barrier to entry)

•	Technical expertise

•	Logistical capability

•	Customer service and support
The growing trend in government to consolidate and reduce operational costs as well as the current economic environment will increase the needs of government agencies to extend the lifecycle of their existing legacy systems to deliver mission-critical services. In addition, flexible styles of IT infrastructure service are emerging such as infrastructure as a service (IaaS) and private clouds. Government agencies need guidance developing migration strategies and technology solution maps to extract more from their existing infrastructure while working toward those managed services environments.
We are well positioned with our agility and deep IT infrastructure expertise to help our customers migrate, implement and operate these new infrastructure environments. To enhance our strategic position in the government infrastructure services market, we are investing in our service and solution offerings as well as training and certification programs for our engineering and technical staff.
Scale and scope are important dimensions in the government infrastructure market. A number of our competitors are much larger than GTSI and have greater financial, marketing and technological resources. This difference in scale could in some cases produce a material impact on the promotional and sales support requirements of our business. We believe however, that we have a competitive advantage over our competition because of our more than 26 years of service to government, strong relationships with our customers, strategic small business relationships, TLM approach, deep technical expertise, extensive contract portfolio, financial services, and our ability to quickly adapt and respond to our customer requirements.
Backlog
We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of the U.S. Federal Government ordering patterns and changes in inventory availability of various products. Our backlog includes hardware and software orders that have not shipped or delivered (“unshipped backlog”) as well as orders that have shipped or delivered but cannot be recognized as revenue at the end of the reporting period, since title passes to our customers when the orders reach the destination. Backlog also includes services that have not been performed. Total backlog, excluding leasing revenue, as of December 31, 2009 was $144.9 million compared to $125.6 million as of December 31, 2008. Unshipped backlog as of December 31, 2009 was approximately $127.8 million, compared to $116.1 million as of December 31, 2008.
Employees
At February 26, 2010 we had 615 employees, including 368 in sales, marketing and professional services; 80 in operations; and 167 in finance, IT, contracts and legal, and other support functions. None of our employees are represented by a labor union and we have not experienced any labor-related work stoppages.

Available Information
GTSI is traded on the NASDAQ Global Market under the symbol GTSI (See Item 5 of this Form 10-K). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site at www.GTSI.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All of GTSI’s current required Exchange Act filings with the SEC, as well as press releases and other investor relations’ information, may be obtained free of charge by request to: Investor Relations, GTSI Corp., 2553 Dulles View Drive, Suite 100, Herndon, VA 20171-5219. Telephone (703) 502-2540.

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
We rely on Federal Government agencies and departments to provide a substantial portion of our sales either directly or through prime contractors with which we work. We have derived, and believe that we will continue to derive, a significant portion of our sales from a limited number of projects and transactions with the Federal Government. For the year ended December 31, 2009, approximately 95% of our sales came from the Federal Government. The completion or cancellation of a large project or a significant reduction in scope could significantly reduce our sales and gross margins. In addition, if we fail to secure an equal number of large transactions in the future, our results could be negatively impacted. Any dispute, failure to exercise an extension, or contract not renewed as a result of a re-compete could have a material adverse impact on our future operating results and gross margins.
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
Our sales are highly dependent on the government’s demand for IT products. Direct and indirect sales to numerous agencies and departments of the Federal Government accounted for 95%, 93% and 90% of our sales in 2009, 2008 and 2007, respectively. We believe that Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the Federal Government would cause serious harm to our business. A material decline in overall sales to the Federal Government as a whole, or to certain key agencies thereof, could have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with Federal Government agencies are:
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

If we fail to comply with any material provision or covenant of our Credit Agreement, we may not be able to continue to operate our business.
The affirmative, negative and financial covenants of our Credit Agreement impose certain operating restrictions and financial and reporting covenants on us. These restrictions and conditions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The financial covenants require us, among other restrictions, to:
•	Maintain Tangible Net Worth not less than or equal to $45 million as dated the end of each fiscal month
•	Maintain Ratio of Total Liabilities to Tangible Net Worth not greater than 5.25 to 1.00 as dated the end of each fiscal month
•	Maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of the fiscal months of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of the fiscal months of July, August and September.
•	Maintain minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as dated the end of each fiscal month
The Company was in compliance with all financial covenants as set forth in the Credit Agreement as of December 31, 2009.
While the Company believes that we will remain in compliance with all of the financial and reporting covenants in the Credit Agreement, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings, including our inventory financing, to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
Our business may be negatively affected by current global economic and credit conditions.
Our $135 million Credit Agreement, which expires in May 2011, is provided by a syndication of several financial institutions that share the committed financing under the Credit Agreement. Economic and credit market conditions have presented banks and financial institutions with significant challenges, which has led a number of such entities to seek capital from the U.S. federal government. Although we monitor the ability of the financial institutions within the syndication to fulfill their counterparty responsibilities, future market conditions could affect the ability of one or more of these financial institutions to provide the financing that has been committed under the Credit Agreement. The inability to access our Credit Agreement would have a material, adverse effect on our business, results of operations, and liquidity.
Infrastructure failures could have a material adverse effect on our business.
We are highly dependent on our infrastructure to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, recognize revenue and otherwise carry on our business in the ordinary course. In 2005, GTSI implemented a new supply chain management system, the GTSI Enterprise Management System (“GEMS”), with software provided by a third party. During 2006, a significant number of enhancements and additional reporting capabilities were added which enabled management to make better decisions based on the information available. In May 2008, GTSI launched a large upgrade to the enterprise systems to gain advantage of features provided by the software vendor as well as utilize new architecture tools for supply chain fulfillment. As of December 31, 2009, GTSI continued to enjoy stabilized systems, but we cannot be assured that possible failures will not occur in the future. GTSI continues to plan for risk mitigation should a minor infrastructure disruption occur and as such will enforce operational continuity plans which are from time to time updated as needed.

Any material weaknesses in our internal control over financial reporting could have a material adverse effect on our business and a negative impact on our stock price.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, changes in accounting practice or policy, or that the degree of compliance with the revised policies or procedures deteriorates. Our ability to maintain effective internal controls over all processes depends on our continued success at hiring and preserving adequate resources for ensuring that the accounting for all areas of the business complies with U.S. generally accepted accounting principles.
If we fail to align costs with our sales levels, net losses may result in future years.
Our profitability is a function of our ability to generate sales, improve our efficiency, and control costs. We plan our operating expense levels based primarily on forecasted sales levels. These expenses and the impact of long-term commitments are relatively fixed in the short-term. A short fall in sales could lead to operating results being below expectations because we may not be able to quickly reduce our fixed expenses in response to short term business changes. In addition any reductions in workforce may have significant risks, including decreases in employee morale and the failure to meet operational targets due to the loss of employees.
During 2006, we incurred significant costs due to restatement related efforts, refinancing fees, and the impairment of our deferred tax asset. In addition, expenses related to our accounting and finance department increased during 2007, related to the remediation of previously disclosed material weaknesses in internal control over financial reporting and the on-going remediation of significant deficiencies and material weaknesses in internal control.
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
Our dependence on certain strategic partners (vendors) makes us vulnerable to the extent we rely on them.
We rely on a concentrated number of strategic partners for the majority of our hardware, software and related services needs. The terms of agreements with our vendors vary, but typically permit us to purchase products and services, that may be combined with integration and professional services for transactions with our government customers. Our vendor agreements are typically terminable by GTSI or the vendor on short notice, at will or immediately upon default by either party. If we can no longer obtain our hardware and software needs from our major suppliers due to mergers, acquisitions or consolidation within the marketplace, material changes in their partner programs, their refusal to continue to supply to us on reasonable terms or at all, and we cannot find suitable replacement suppliers, it could have a material adverse impact on our future operating results and gross margins.
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
Any potential future new lines of business may subject us to significant risks, any of which could harm our business.
Our long-term strategy may include new lines of business within the federal and commercial business arena, including but not to limited healthcare solutions and management consulting services. Any new lines of business would involve a number of risks and could present financial, managerial and operational challenges. The results could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect, which could have a material short term adverse impact on our future operating results (and gross margins).

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
Our new corporate headquarters is a multi-tenant facility located in Herndon, Virginia approximately five miles from our existing distribution and integration center directly on the Route 28 corridor, across from Dulles International Airport. The facility has an efficient space plan that has allowed for the reduction of overall square footage, but incorporates a number of resources that enhances our business development such as a Client Solutions Center, upgraded testing labs, and meeting spaces to enable our employees to take advantage of a number of amenities that are provided to the tenants of the facility and enhance GTSI’s recruiting and retention of employees. GTSI has a number of lease options for current and future space commitments under its 10-year term lease.
We believe the facilities we are retaining are in good condition and suitable to meet our current needs for the conduct of our business. For additional information regarding our obligations under leases, see Note 15 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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
No matters were submitted to a vote of GTSI’s security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The annual meeting of GTSI’s stockholders is scheduled to be held at 10:00 a.m. on April 21, 2010, at the Company’s headquarters located at 2553 Dulles View Drive, Suite 100, Herndon, VA.
Price Range of Common Stock
GTSI’s common stock is traded on the NASDAQ Global Market under the symbol GTSI. As of February 26, 2010, there were 322 stockholders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

	2009		2008
Quarter	High	Low	High	Low
First	$5.99	$3.40	$9.90	$7.22
Second	$6.09	$3.68	$8.40	$6.82
Third	$8.11	$5.35	$8.00	$6.20
Fourth	$8.04	$4.96	$6.43	$4.51
GTSI’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane Plaza Level, New York, NY 10038; telephone 1-800-937-5449.
Dividends
The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. Also, as discussed in Note 8 to GTSI’s consolidated financial statements, included in Part II, Item 8 of this Form 10-K, GTSI Credit Agreement prohibits the payment of dividends.
Issuer Purchases of Equity Securities
On December 19, 2008, the Company’s Board of Directors (the “Board”) authorized a program for periodic purchases of GTSI common stock over a 24 month period in an aggregate amount not to exceed two million shares. On June 8, 2009, the Board authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million (as discussed in Note 9 to GTSI’s consolidated financial statements, included in Part II, Item 8 of this Form 10-K), replacing GTSI’s stock repurchase program announced in December 2008. The Company did not purchase any of its common stock in 2008, except for shares acquired through net share settlements on option exercises. The following table sets forth the repurchases we made during the three months ended December 31, 2009:

	(a)		Total Number of	Maximum Dollar
	Total		Shares Purchased	Value of Shares
	Number	Average	as Part of	that May Yet Be
	of Share	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

October 1 to October 31	18,163	$7.91	17,815	$3,164,365
November 1 to November 30	18,724	$6.60	18,589	$3,041,678
December 1 to December 31	25,984	$5.26	25,850	$2,641,814

	62,871	$6.43	62,254

(a)	The purchases in the fourth quarter of 2009 include 617 shares surrendered to cover the tax withholdings obligation with respect to the vesting of 1,914 restricted stock awards.

Equity Compensation Plans
The following table summarizes information regarding GTSI’s equity compensation plans as of December 31, 2009.

			Number of Shares
	Number of Shares to be		Remaining Available for
	Issued upon Exercise /		Future Issuance Under
	Lapse of Outstanding	Weighted Average	Equity Compensation Plans
	Options / Restricted	Exercise Price of	(excluding shares reflected
	Stock Awards	Outstanding	in column (a))
Plan Category	(a)	Options	( c )

Equity compensation plans approved by stockholders	2,388,028	$8.25	133,570
Equity compensation plans not approved by stockholders*	9,000	$9.14	N/A

Total	2,397,028	$4.35	133,570

*	Represents shares issuable under options granted from time to time to persons not previously employed by the Company, as an inducement essential to such persons entering into employment agreements with the Company.

PERFORMANCE GRAPH
The following graph is furnished per SEC regulations. It compares the annual percentage change in the cumulative total return on Common Stock with the cumulative total return of the NASDAQ Composite Index and a Peer Index of companies with the same four-digit standard industrial classification (SIC) code as the Company (SIC Code 5045 — Computers and Peripheral Equipment and Software)1 for the period commencing January 1, 2004 and ending December 31, 2009. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2005	2006	2007	2008	2009
GTSI Corp.	100.00	66.60	87.84	93.82	57.09	47.19
NASDAQ Market Index	100.00	102.20	112.68	124.57	74.71	108.56
SIC Code Index[1]	100.00	92.57	103.52	92.96	57.86	109.80
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GTSI CORP., NASDAQ MARKET INDEX AND
SIC CODE INDEX

[1]	The 37 companies listed in SIC Code 5045 are: ADAPTEC, INC.; AMERICAN SOFTWARE, INC.; AVISTAR COMMUNICATIONS CORPORATION; AVNET, INC.; BELL MICROPRODUCTS, INC.; CHINA TECHNOLOGY GLOBAL CORPORATION; CIRCUIT CITY STORES, INC.; CIRTRAN CORPORATION; CONTINENTAL INFORMATION SYSTEMS CORPORATION; DEGAMA SOFTWARE SOLUTIONS, INC.; DUALSTAR TECHNOLOGIES CORPORATION; GTSI CORP.; HENRY JACK & ASSOCIATES, INC; HITACHI, LTD.; IB3 NETWORKS, INC.; INGRAM MICRO, INC.; INX, INC.; KONINKLIJKE PHILIPS ELECTRONICS, N.V.; MERISEL,

INC.; NAVARRE CORPORATION; NETTEL HOLDINGS, INC.; OFFICE DEPOT, INC.; PARLAY ENTERTAINMENT, INC.; PEERLESS SYSTEMS CORPORATION; PROGRESSIVE GAMING INTERNATIONAL CORPORATION; PROXYMED, INC.; SCANSOURCE; SECURE NETWORKS, INC.; SED INTERNATIONAL HOLDINGS, INC.; SHARP HOLDING CORPORATION; STAPLES, INC.; SUPER LUCK, INC.; TECH DATA CORPORATION; TRANS-LUX CORPORATION; TRANSNET CORPORATION; UNITED STATIONERS, INC.; AND WAYSIDE TECHNOLOGY GROUP, INC.
Since last year’s proxy statement, EN POINTE TECHNOLOGIES and POMEROY IT SOLUTIONS, INC. were deleted from SIC Code 5045 and the following 29 companies were added to SIC Code 5045:
ADAPTEC, INC.; AMERICAN SOFTWARE, INC.; AVNET, INC.; BELL MICROPRODUCTS, INC.; CHINA TECHNOLOGY GLOBAL CORPORATION; CIRCUIT CITY STORES, INC.; CIRTRAN CORPORATION; CONTINENTAL INFORMATION SYSTEMS CORPORATION; DEGAMA SOFTWARE SOLUTIONS, INC.; DUALSTAR TECHNOLOGIES CORPORATION; HENRY JACK & ASSOCIATES, INC; HITACHI, LTD.; IB3 NETWORKS, INC.; KONINKLIJKE PHILIPS ELECTRONICS, N.V.; MERISEL, INC.; NETTEL HOLDINGS, INC.; OFFICE DEPOT, INC.; PARLAY ENTERTAINMENT, INC.; PEERLESS SYSTEMS CORPORATION; PROGRESSIVE GAMING INTERNATIONAL CORPORATION; PROXYMED, INC.; SECURE NETWORKS, INC.; SED INTERNATIONAL HOLDINGS, INC.; SHARP HOLDING CORPORATION; STAPLES, INC.; SUPER LUCK, INC.; TRANS-LUX CORPORATION; TRANSNET CORPORATION; and UNITED STATIONERS, INC.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. The statement of operations data set forth below for the three years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 has been derived from GTSI’s audited consolidated financial statements which are included in Part II, Item 8 of this Form 10-K. The statement of operations data for the year ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 is derived from audited consolidated financial statements of GTSI that are not included herein.
In reviewing the statement of operations data for the five years ended December 31, 2009, 2008, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 the following material items should be considered. Our net income and earnings per share for the year ended December 31, 2008, and our loss from operations, net loss and loss per share for the years ended December 31, 2006 and 2005 were materially affected by certain items, which affects the comparability of the information presented with other years’ results. Income tax benefit for the year ended December 31, 2008 included the reversal of the tax valuation allowance of $4.6 million as discussed in Note 13 to the consolidated financial statements. Cost of sales for the year ended December 31, 2006 included the positive effects of the derecognition of aged accrued payables of $5.8 million; a change in estimate of vendor rebates of $1.1 million; and a change in estimate of vendor payable amounts of $4.0 million. As a result of these items, loss from operations and net loss for the year ended December 31, 2006 was $10.9 million lower. Cost of sales for the year ended December 31, 2005 included the positive effects of a change in estimate of vendor payable amounts of $1.6 million, which was offset by a $5.6 million charge recorded in cost of sales to write-down inventory to its market value. As a result of these items, loss from operations and net loss for the year ended December 31, 2005 was $4.0 million higher. All notes referenced are in Item 8 of this Form 10-K. Our historical results are not necessarily indicative of our results for any future period.

Statement of Operations Data:

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

SALES	$761,870	$821,165	$723,465	$862,977	$887,155

COST OF SALES	660,418	713,812	618,745	749,198	789,316

GROSS MARGIN	101,452	107,353	104,720	113,779	97,839

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	98,107	103,848	106,335	115,240	114,514

IMPAIRMENT CHARGE	—	—	—	—	981

TOTAL OPERATING EXPENSES	98,107	103,848	106,335	115,240	115,495

INCOME (LOSS) FROM OPERATIONS	3,345	3,505	(1,615)	(1,461)	(17,656)

INTEREST AND OTHER INCOME (EXPENSE), NET	6,320	2,524	416	(1,663)	757

INCOME (LOSS) BEFORE TAXES	9,665	6,029	(1,199)	(3,124)	(16,899)

INCOME (PROVISION) TAX BENEFIT	(4,209)	1,806	(568)	110	3,226

NET INCOME (LOSS)	$5,456	$7,835	$(1,767)	$(3,014)	$(13,673)

EARNINGS (LOSS) PER SHARE
Basic	$0.56	$0.80	$(0.18)	$(0.32)	$(1.49)
Diluted	$0.56	$0.79	$(0.18)	$(0.32)	$(1.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,706	9,760	9,571	9,371	9,166
Diluted	9,762	9,865	9,571	9,371	9,166
Balance Sheet Data:

	As of December 31,
(in thousands)	2009	2008	2007	2006	2005

Working capital	$62,167	$67,473	$69,985	$70,197	$60,208
Total assets	288,631	247,629	226,667	330,681	345,907
Borrowings under credit facility	—	22,387	18,031	30,912	48,014
Long-term liabilities, including debt	17,598	5,101	20,432	33,888	19,072
Total liabilities	192,344	157,515	148,954	253,998	267,740
Stockholders’ equity	96,287	90,114	77,713	76,683	78,167

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our audited consolidated financial statements and notes included in Part II, Item 8 of this Form 10-K. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future period. We use the terms “GTSI,” “Company,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.
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
The IT solutions we offer to our customers have a strong product component, along with a services component on many solutions. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Cisco, Sun Microsystems, Microsoft, Hewlett Packard, Panasonic and Network Appliance. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions provided to our customers.
In 2009, we have continued our realignment around solutions that we believe will provide us with a greater opportunity for sustained return on investment. We directed our attention to government solutions, including mobile evidence capture, unified communications, mobile clinical applications, green IT, virtualization and cloud computing.
To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of professional and financial services capable of managing and funding the entire technology lifecycle. Additionally, GTSI offers leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than on the much more budget-sensitive and discontinuous capital expense basis. We believe this model represents a distinctive advantage to our customers.
As discussed in more detail below:
•	Our sales decreased approximately $59.3 million, or 7.2%, from 2008 to 2009;

•	Gross margin decreased $5.9 million however gross margin as a percentage of sales increased 0.2 percentage points from 2008 to 2009;

•	In 2009, Selling, General and Administrative Expenses (“SG&A”) decreased approximately $5.7 million however SG&A expenses as a percentage of sales increased 0.3 percentage points from 2008 to 2009;

•	Our net income for the year ended December 31, 2009 was $5.5 million;

•	Cash used in operations totaled $1.7 million for the year ended December 31, 2009;
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
We continue to evolve as a provider of value-added infrastructure solutions that include both products and services to our government and system integrator customers. We are continually identifying and eliminating certain redundancies within the Company and have terminated activities which have failed to yield adequate profitability. In 2009, we continued to be successful in providing technical assistance to support complex, multi-vendor solutions and in priming as well as subcontracting with other service providers. While the larger infrastructure solutions sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. Going forward, we will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable. In addition, we will continue to take other action to maintain a profitable company.

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
The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements in Item 8 of this Form 10-K. Accounting policies and estimates that management believes are most important to our financial condition and require management’s significant judgments and estimates pertain to revenue recognition, transfer of receivables, valuation of inventory, capitalized internal use software, accounts payable and income taxes. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.
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
In accordance with FASB ASC 985-25, Software Revenue Recognition, the Company recognizes software related revenue from re-selling third party software licenses that do not require significant production, modification or customization, when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.
When a customer order contains multiple items such as hardware, software and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangement. ASC 605-25 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in GTSI’s control.
We also offer lease and other financing arrangements to customers to acquire technology. These arrangements typically have terms from two to four years and are generally accounted for as sales-type leases under FASB ASC 840, Leases.
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
In accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives, we record vendor rebates received under our vendor incentive programs pursuant to a binding arrangement as a reduction of cost of sales based on a systematic and rational allocation that results in progress by the Company toward earning the rebate provided the amounts are probable and reasonably estimable. If the rebate is not probable and reasonably estimable, it is recognized as the milestones are achieved.
Financing Receivables
We enter into complex agreements with our customers to provide IT solutions with payment terms generally spread over a two to four year period. Usually we monetize these future revenue streams by selling such receivables to third party financial institutions. We have master service agreements with multiple lenders each with varying terms. These agreements, as well as the individual transaction agreements, require significant analysis to determine whether the transfer of the receivable should be accounted for as a sale or a secured borrowing with pledge of collateral based on FASB ASC 860, Transfers and Servicing, criteria that requires GTSI to effectively surrender control over the asset. The technical accounting and legal requirements involved are complex and subject to interpretation. Significant judgment is required to determine if we have effectively surrendered control over the asset. If certain criteria are met and control is surrendered, the transaction is recorded as financing revenue and associated expenses as cost of sales. If the transfer does not meet the criteria for a sale, the transaction is reported as a secured borrowing with pledge of collateral. The collateral remains on our balance sheet and revenues and cost of sales are recognized over the term of the agreement. Differing conclusions in these statements could impact total assets, total liabilities, interest expense and earnings (loss) per share on our consolidated financial statements.
Stock-Based Compensation
Effective January 1, 2006, we adopted FASB ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments on estimated fair values. We adopted this standard using the modified-prospective transition method.
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
Income Taxes
Determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We record reserves for uncertain tax positions, which management believes are adequate. As of December 31, 2009, management believes it is more likely than not that the net deferred tax assets will be realized and no valuation allowance is required. In 2008, management concluded that it is more likely than not that the net deferred tax assets would be realized and released the full valuation allowance of $4.6 million based on our 2008 pre-tax book income of approximately $6.0 million and management’s projections of future profitability. Our effective tax rate in a given period could be impacted if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves. See Note 13 of the consolidated financial statements in Item 8 of this Form 10-K.
Historical Results of Operations
The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of sales	86.7%	86.9%	85.5%

Gross margin	13.3%	13.1%	14.5%
Operating expenses:
Selling, general, and administrative	12.9%	12.6%	14.7%

Total operating expenses	12.9%	12.6%	14.7%

Income (loss) from operations	0.4%	0.5%	(0.2)%
Interest and other income, net	0.9%	0.3%	0.1%

Income (loss) before taxes	1.3%	0.8%	(0.1)%
Income (provision) tax benefit	(0.6)%	0.2%	(0.1)%

Net income (loss)	0.7%	1.0%	(0.2)%

The following table indicates, for the years ended December 31, the approximate sales by vendor and product category along with related percentages of total sales (dollars in millions):

Sales by Vendor
(based on 2009 sales)	2009		2008		2007
Cisco	$202.1	26.5%	$168.0	20.5%	$136.8	18.9%
Sun Microsystems	90.7	11.9%	88.1	10.7%	90.2	12.5%
Microsoft	84.5	11.1%	73.1	8.9%	59.0	8.2%
Dell	65.0	8.5%	68.9	8.4%	27.5	3.8%
HP	62.5	8.2%	81.3	9.9%	105.4	14.6%
Others, net of reserves and adjustments	257.1	33.8%	341.8	41.6%	304.6	42.0%

Total	$761.9	100.0%	$821.2	100.0%	$723.5	100.0%

Sales Type	2009		2008		2007
Hardware	$495.6	65.1%	$585.7	71.3%	$530.0	73.3%
Software	182.4	23.9%	159.7	19.4%	111.6	15.4%
Services	55.6	7.3%	56.5	6.9%	59.7	8.3%
Financing	28.3	3.7%	19.3	2.4%	22.2	3.0%

Total	$761.9	100.0%	$821.2	100.0%	$723.5	100.0%

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Sales
Total sales, consisting of product, service and financing revenue, decreased $59.3 million, or 7.2%, from $821.2 million in 2008 to $761.9 million in 2009. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product revenue decreased $67.4 million, or 9.0%, from $745.4 million in 2008 to $678.0 million in 2009. Product revenue as a percent of total revenue decreased 1.8 percentage points from 90.8% in 2008 to 89.0% in 2009. The decrease in product revenue is the result of lower hardware sales during the six months ended December 31, 2009. Overall product revenue was down 9.0%, with hardware revenue declining 15.4% and software revenue growing 14.2% for 2009 as compared to 2008. The majority of the hardware revenue decline resulted during the six months ended December 31, 2009 as compared to the same period in 2008, as the Company was impacted by the ongoing weak economy, delays in contracts being awarded and competitive pricing pressure.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; as detailed in Note 1, we net revenues where we are not the primary obligor, we netted approximately $124.8 million and $160.5 million in 2008 and 2009, respectively. Sales decreased $0.9 million, or 1.6%, from $56.5 million in 2008 to $55.6 million in 2009. Service revenue as a percent of total revenue increased from 6.9% in 2008 to 7.3% in 2009. Professional service revenue increased $0.3 million from $39.2 million in 2008 to $39.5 million in 2009, whereas integration and support service revenue declined in 2009 as compared to 2008.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue increased $9.0 million, or 46.8%, from $19.3 million in 2008 to $28.3 million in 2009; due to higher sales of new leases that were properly securitized under ASC 860. Leases sold that were properly securitized increased $11.3 million, from $11.0 million in 2008 to $22.3 million in 2009.
Although we offer our customers access to products from hundreds of vendors (2009 vs 2008 comparison based on 2009 top vendor sales), 66.2% of our total sales in 2009 were products from our top five vendors, Cisco was our top vendor in 2009 with sales of $202.1 million. Sales from our top five vendors increased by $25.4 million, or 5.3%; and as a percent of total sales the top five vendors increased 7.8 of a percentage point to 66.2% in 2009 from 58.4% in 2008. The higher percentage of sales with our top five vendors reflects our continued focused vendor strategy.

Sales from Cisco, Sun Microsystems and Microsoft increased by $34.1 million, $2.6 million and $11.4 million, respectively, year over year. Sales of Dell and HP decreased by $3.9 million and $18.8 million, respectively year over year. Our sixth and seventh largest vendors in 2009 were Panasonic and IBM, sales totaled $50.4 million and $22.5 million, respectively in 2009, compared to $58.1 million and $2.7 million, respectively in 2008.
Gross Margin
Total gross margin, consisting of product, service and financing revenue, decreased $5.9 million, or 5.5%, from $107.4 million in 2008 to $101.5 million in 2009. As a percentage of total sales, gross margin increased 0.2 percentage points from 13.1% in 2008 to 13.3% in 2009. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $4.9 million, or 6.8%, from $71.5 million in 2008 to $66.7 million in 2009. The lower product sales in 2009 were slightly offset by a higher product gross margin in 2009 compared to 2008, as the Company was impacted by the ongoing weak economy, delays in contracts being awarded and competitive pricing pressure. Product gross margin as a percentage of sales increased 0.2 percentage points from 9.6% in 2008 to 9.8% in 2009, as the Company continued its focus on our strategic partners.
Service gross margin decreased $2.6 million, or 10.4%, from $25.0 million in 2008 to $22.4 million in 2009, due to the decreases in margin for professional and third party services. Service gross margin as a percentage of sales decreased 4.0 percentage points to 40.2% for 2009 from 44.2% in 2008. These gross margin decreases were mainly the result of lower margins in professional services.
Gross margin from financing activities increased $1.5 million, or 14.2%, from $10.9 million in 2008 to $12.4 million in 2009, due to the increase in the sale of leases that are properly securitized; partially offset lower annuity streams of in-house leases along with current credit conditions in the financial markets that have negatively impacted the gross margin on the sale of leases that were properly securitized in 2009. Financing gross margin as a percentage of sales decreased 12.5 percentage points from 56.4% in 2008 to 43.9% in 2009.
Selling, General & Administrative Expenses (“SG&A”)
SG&A expenses for 2009 decreased $5.7 million, or 5.5% as compared to the prior year. SG&A expenses as a percentage of sales increased to 12.9% for 2009 from 12.6% in 2008. The decrease in SG&A expenses was mostly due to lower personnel related costs of $4.5 million attributed to lower margins resulting in a $3.1 million reduction of incentive and commission compensation expense, lower consulting related costs of $0.9 million and lower credit card fees of $0.9 million; partially offset by higher facility related costs of $0.7 million related to our new corporate headquarters.
Interest and Other Income, Net
Interest and other income, net, for 2009 was $6.3 million compared to $2.5 million in the prior year, an increase of $3.8 million. Equity income related to our equity investments in Eyak Technology, LLC increased $3.4 million in 2009 compared with prior year due to much higher sales in 2009. Interest and other income increased $0.2 million as compared with prior year due to higher purchase discounts in 2009. Interest and other income in 2009 includes a legal settlement gain and a legal settlement loss that totaled $0.1 million of other income, net. Interest expense was $0.3 million lower in 2009 due to lower interest expense of $0.7 million; partially offset by the write-off in the second quarter of 2009 of unamortized deferred financing costs related to the terminated Credit Facility. There were no borrowings under the Credit Facility or Credit Agreement since March 2009.
Income Taxes
In 2009, we recorded a tax provision of $4.2 million, based on an effective tax rate of 43.5%, as compared to a tax benefit of $1.8 million in 2008. The tax benefit recorded during 2008 was due to the reversal of the tax valuation allowance of $4.6 million, partially offset by income tax expense of $2.8 million, primarily attributable to income from continuing operations.

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
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under ASC 860, the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue decreased $3.0 million, or 13.4%, from $22.2 million in 2007 to $19.3 million in 2008; due to lower lease residual sales because of an unusual high volume of sales during the three months ended September 30, 2007; partially offset by higher sales of new leases that were properly securitized under ASC 860. Lease residual sales decreased $8.7 million, from $11.8 million in 2007 to $3.1 million in 2008; whereas leases sold that were properly securitized increased $6.0 million, from $5.0 million in 2007 to $11.0 million in 2008.
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
Interest and Other Income, Net
Interest and other income, net, for 2008 was $2.5 million compared to $0.4 million in the prior year, an increase in income of $2.1 million. Equity income related to our equity investments in Eyak Technology, LLC increased $1.1 million in 2008 compared with prior year. Interest expense was $1.4 million lower in 2008 due to lower debt levels.
Interest and other income decreased $0.5 million as compared with prior year due to a $0.4 million decrease in 2008 related to purchase discounts.
Income Taxes
We recorded a tax benefit of $1.8 million in 2008 as compared to a tax provision of $0.6 million in 2007. The tax benefit recorded during 2008 was due to the reversal of the tax valuation allowance of $4.6 million, partially offset by income tax expense of $2.8 million, primarily attributable to income from continuing operations. The tax provision recorded during 2007 resulted from federal alternative minimum tax and state taxes on current year taxable income and a change in the tax reserve under FASB ASC 740, Income Taxes (“ASC 740”).
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

The following tables show our results of operations on a quarterly basis. We believe that this information includes all adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the notes to consolidated financial statements included in Item 8 of this Form 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period. This information has been included to provide additional insight into the seasonal nature of our business.

	2009 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4	Total
Sales	$144.1	$164.6	$209.7	$243.5	$761.9
Cost of sales	128.4	141.6	180.8	209.6	660.4

Gross margin	$15.7	$23.0	$28.9	$33.9	$101.5
Selling, general & administrative expenses	22.9	24.4	23.8	27.0	98.1

Income (loss) from operations	$(7.2)	$(1.4)	$5.1	$6.8	$3.3
Interest and other income, net	0.3	0.9	2.0	3.1	6.3

Income (loss) before taxes	$(6.9)	$(0.5)	$7.1	$10.0	$9.7
Income tax benefit	3.0	0.2	(3.2)	(4.2)	(4.2)

Net income (loss)	$(3.9)	$(0.3)	$3.9	$5.8	$5.5

Basic earnings (loss) per share	$(0.39)	$(0.03)	$0.40	$0.61	$0.56
Diluted earnings (loss) per share	$(0.39)	$(0.03)	$0.39	$0.60	$0.56

	2008 (unaudited)
		(in millions except per share data)
	Q1	Q2	Q3	Q4	Total
Sales	$142.8	$159.2	$257.1	$262.1	$821.2
Cost of sales	121.4	139.8	222.3	230.3	713.8

Gross margin	$21.4	$19.4	$34.8	$31.8	$107.4
Selling, general & administrative expenses	25.9	22.8	27.5	27.6	103.8

Income (loss) from operations	$(4.5)	$(3.4)	$7.3	$4.1	$3.5
Interest and other income, net	(0.6)	0.5	0.9	1.7	2.5

Income (loss) before taxes	$(5.1)	$(2.9)	$8.2	$5.8	$6.0
Income tax benefit	—	—	—	1.8	1.8

Net income (loss)	$(5.1)	$(2.9)	$8.2	$7.6	$7.8

Basic earnings (loss) per share	$(0.52)	$(0.30)	$0.84	$0.77	$0.80
Diluted earnings (loss) per share	$(0.52)	$(0.30)	$0.83	$0.77	$0.79
The Company’s tax benefit (provision) was determined on a quarterly basis for the years ended December 31, 2009 and 2008 using the overall annual effective rate pursuant to FASB ASC 270, Interim Reporting. As of December 31, 2007, we had provided a valuation allowance against the full amount of the deferred tax assets. This valuation allowance of $4.6 million was reversed in the fourth quarter of 2008.
Liquidity and Capital Resources

	2009	2008	Change
	(in millions)
Cash (used in) provided by operating activities	$(1.7)	$8.9	$(10.6)
Cash used in investing activities	$(1.3)	$(5.1)	$3.8
Cash (used in) provided by financing activities	$10.9	$(4.7)	$15.6
During 2009, our cash balance increased $7.9 million from our December 31, 2008 balance. The non-interest bearing floor plan loans under the new Credit Agreement, which are classified as Accounts Payable — floor plan on our consolidated balance sheets, are included as a financing activity on our consolidated statements of cash flows.

Cash used in operating activities for 2009 was $1.7 million, a decrease of $10.6 million compared to last year. The 2009 decrease was primarily due to a $18.9 million increase in accounts receivable for the year ended 2009; partially offset by a $6.2 million increase in accounts payable, $6.0 million decrease in deferred costs and $3.7 million decrease in other current assets. The 2008 increase was primarily due to a $18.8 million increase in accounts payable, $8.1 million decrease in inventory and $3.1 million decrease in accrued expenses; partially offset by a $25.4 million increase in accounts receivable.
Cash used in investing activities for 2009 was $1.3 million, a decrease of $3.8 million as compared to 2008. This decrease was due to higher purchases of assets in 2008 related to GTSI’s Enterprise Management System along with 2008 purchases of furniture and fixtures for the new corporate headquarters.
Cash provided by financing activities for 2009 was $10.9 million, a change of $15.6 million as compared with cash used in financing activities of $4.7 million for 2008. The change was due to $34.9 million of floor plan loans in 2009 related to the Credit Agreement and the $10 million pay-off of the Term Loan during the three months ended March 31, 2008; partially offset by net repayments under the Credit Facility of $22.4 million during 2009 as compared to $4.4 million net borrowings for 2008 and common stock purchases of $2.3 million during 2009 as compared to $0.2 million of net share settlements for 2008.
Credit Facility and Credit Agreement
In 2006, the Company entered into a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility was terminated on May 27, 2009 and the related unamortized deferred financing costs of $1.5 million were written-off.
On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LL (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Credit Agreement at any time is limited to the lesser of (a) $135 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.
As of December 31, 2009, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(12,070)

Total borrowing capacity	122,930
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(34,889)
Less: letters of credit	(5,138)

Total unused availability	$82,903

As of December 31, 2009, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, available credit thereunder of $82.9 million.
The Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) repurchase of our common stock for an aggregate purchase price in excess of $5 million, (d) make certain payments (including cash dividends), purchase of other businesses or investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.

The financial covenants of the Credit Agreement requires us, among other restrictions, to:
•	Maintain Tangible Net Worth not less than or equal to $45 million as dated the end of each fiscal month

•	Maintain Ratio of Total Liabilities to Tangible Net Worth not greater than 5.25 to 1.00 as dated the end of each fiscal month

•	Maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of the fiscal months of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of the fiscal months of July, August and September.

•	Maintain minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as dated the end of each fiscal month
Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of December 31, 2009. If the Company fails to comply with any material provision or covenant of our Credit Agreement, it would be required to seek a waiver or amendment of covenants.
Capital Resources and Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. During 2009 and 2008, we relied upon our cash provided by operating activities, vendor credit, inventory financing and the availability under the Credit Agreement to fund our operations. We anticipate continuing to rely upon these sources to finance our operating cash needs during the majority of 2010. We believe that such funds should be sufficient to satisfy our near term anticipated cash requirements for operations.
While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Credit Agreement, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
Financed lease debt decreased from $9.1 million at December 31, 2008 to $0.8 million at December 31, 2009, bearing weighted average interest rates of 7.02% and 7.32%, respectively. These secured borrowings will be funded from the financing receivables of $9.9 million and $0.8 million as of December 31, 2008 and 2009, respectively.
During 2009 and 2008, we made capital expenditures of $1.3 million and $5.2 million, respectively. In 2009, the expenditures were mainly related to GEMS enhancements. In 2008 it was principally for capitalized costs associated with the implementation of a GEMS upgrade, the purchase of computer software for internal use and the purchase of furniture and fixtures for the new corporate headquarters.
Contractual Obligations

		Less Than 1			More than
In millions of dollars	Total	Year	1-3 Years	3-5 Years	5 Years	Other
Operating lease obligations	$40.3	$4.5	$8.4	8.1	$19.3	—
Borrowings under Credit Agreement	—	—	—	—	—	—
Financed lease debt	0.8	0.8	—	—	—	—
Tax liability for unrecognized tax benefits (a)	0.2	—	—	—	—	0.2

Total contractual obligations	$41.3	$5.3	$8.4	$8.1	$19.3	$0.2

(a)	This amount includes current liabilities on the consolidated balance sheet for FASB ASC 840, Income Taxes. The Company is not able to reasonably estimate the timing of the future payments.

At December 31, 2009, GTSI had an employment agreement with its Chief Executive Officer (also see Note 17 for the Subsequent Event footnote). This agreement provides for payments of 24 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment except for cause. In addition, GTSI has change in control agreements with 14 additional executives and key employees and severance agreements with 8 executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2009, no accruals have been recorded for these agreements.
At December 31, 2008, GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million as a security deposit for all tenant improvements associated with the lease. This letter of credit was cancelled in January 2009 after GTSI moved to the new office space in November 2008.
The Company provided a letter of credit in the amount of $2.4 million as of December 31, 2009 and 2008 for the new office space lease signed in December 2007.
As of December 31, 2008, the Company had an outstanding letter of credit in the amount of $1.2 million to guarantee the performance by the Company of its obligations under customer contracts. The letter of credit was amended in February 2009 and increased to $2.7 million as of December 31, 2009.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Regulations S-K, Item 303, paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncements
In June 2009, the FASB issued new guidance on accounting for transfers of financial assets, which is included in the Codification under FASB ASC 860, Transfers and Servicing. The guidance removes the concept of a qualifying special-purpose entity and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this statement will not impact the Company’s financial position and results of operations.
In June 2009, the FASB issued amendments to the accounting and disclosure requirements for the consolidation of variable interest entities, which is included in the Codification under FASB ASC 810, Consolidation. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this statement will not impact the Company’s financial position and results of operations.
In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. This guidance removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company is currently evaluating the potential impact on its financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus margin as of December 31, 2008. The Company terminated the Credit Facility on May 27, 2009 and entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans.
This Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations are affected by changes in interest rates due to the impact those changes have on borrowings under our Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of December 31, 2009, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $82.9 million. As of December 31, 2008, we had $10.3 million of variable rate debt subject to interest. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.
Included in our long-term debt are amounts related to lease transactions. We have reported these amounts in Note 5 as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. The balances of these liabilities were $0 and $2.5 million at December 31, 2009 and 2008, respectively. A change in interest rates would result in no additional interest expense related to financed lease debt.

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders
of GTSI Corp.:
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of GTSI Corp. and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Eyak Technology, LLC, an investment accounted for under the equity method, for which GTSI Corp. reflected in other assets of $8.0 million and $5.3 million as of December 31, 2009 and 2008, respectively, and reflected income from affiliate of $8.3 million and $4.9 million reflected for the years ended December 31, 2009 and 2008, respectively. The financial statements of Eyak Technology, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Eyak Technology, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
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
/s/ Pricewaterhouse Coopers LLP
McLean, Virginia
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Eyak Technology, LLC
Dulles, Virginia
We have audited the accompanying Consolidated Balance Sheets of Eyak Technology, LLC and Subsidiary as of December 31, 2009 and 2008, and the related Consolidated Statements of Income, Members’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyak Technology, LLC and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ Aronson & Company
Rockville, Maryland
March 2, 2010

GTSI CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,894	$—
Accounts receivable, net	209,595	190,740
Inventory	13,477	13,491
Deferred costs	1,807	7,849
Other current assets	4,140	7,807

Total current assets	236,913	219,887
Depreciable assets, net	10,960	13,664
Long-term receivables and other assets	40,758	14,078

Total assets	$288,631	$247,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$22,387
Accounts payable	109,723	103,553
Accounts payable — floor plan	34,889	—
Financed lease debt, current portion	831	6,538
Accrued liabilities	26,127	17,857
Deferred revenue	3,176	2,079

Total current liabilities	174,746	152,414
Long-term financed lease debt	—	2,530
Other liabilities	17,598	2,571

Total liabilities	192,344	157,515

Commitments and contingencies (See Note 11)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,119,038 issued and 9,637,676 outstanding at December 31, 2009; and 10,140,757 issued and 9,866,662 outstanding at December 31, 2008	50	50
Capital in excess of par value	52,698	50,722
Retained earnings	44,925	39,469
Treasury stock, 277,850 shares at December 31, 2009 and 16,176 shares at December 31, 2008, at cost	(1,386)	(127)

Total stockholders’ equity	96,287	90,114

Total liabilities and stockholders’ equity	$288,631	$247,629

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

SALES
Product	$677,966	$745,366	$641,560
Service	55,625	56,529	59,658
Financing	28,279	19,270	22,247

	761,870	821,165	723,465

COST OF SALES
Product	611,310	673,858	568,247
Service	33,236	31,551	40,609
Financing	15,872	8,403	9,889

	660,418	713,812	618,745

GROSS MARGIN	101,452	107,353	104,720

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	98,107	103,848	106,335

INCOME (LOSS) FROM OPERATIONS	3,345	3,505	(1,615)

INTEREST AND OTHER INCOME, NET
Interest and other income	923	760	1,191
Equity income from affiliates	8,261	4,892	3,802
Interest expense	(2,864)	(3,128)	(4,577)

Interest and other income, net	6,320	2,524	416

INCOME (LOSS) BEFORE INCOME TAXES	9,665	6,029	(1,199)

INCOME TAX (PROVISION) BENEFIT	(4,209)	1,806	(568)

NET INCOME (LOSS)	$5,456	$7,835	$(1,767)

EARNINGS (LOSS) PER SHARE
Basic	$0.56	$0.80	$(0.18)

Diluted	$0.56	$0.79	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,706	9,760	9,571

Diluted	9,762	9,865	9,571

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Common Stock		Capital in			Total
	Shares		Excess of	Retained	Treasury	Stockholders’
	Outstanding	Amount	Par Value	Earnings	Stock	Equity

Balance, December 31, 2006	9,512	49	45,110	33,717	(2,193)	76,683

FIN 48 adoption	—	—	—	(316)	—	(316)
Common stock issued	189	—	161	—	1,126	1,287
Stock-based compensation	—	—	1,832	—	—	1,832
Tax impact from stock-based compensation	—	—	(6)	—	—	(6)
Net (loss)	—	—	—	(1,767)	—	(1,767)

Balance, December 31, 2007	9,701	49	47,097	31,634	(1,067)	77,713

Common stock issued	104	—	(260)	—	816	556
Common stock purchased	(24)	—	—	—	(217)	(217)
Stock-based compensation	—	—	2,946	—	—	2,946
Restricted stock issued	86	1	(343)	—	341	(1)
Tax impact from stock-based compensation	—	—	1,282	—	—	1,282
Net income	—	—	—	7,835	—	7,835

Balance, December 31, 2008	9,867	$50	$50,722	$39,469	$(127)	$90,114

Common stock issued	156	—	—	—	717	717
Common stock purchased	(466)	—	—	—	(2,251)	(2,251)
Stock-based compensation	—	—	2,387	—	—	2,387
Restricted stock issued	81	—	(275)	—	275	—
Tax impact from stock-based compensation	—	—	(136)	—	—	(136)
Net income	—	—	—	5,456	—	5,456

Balance, December 31, 2009	9,638	$50	$52,698	$44,925	$(1,386)	$96,287

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,456	$7,835	$(1,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,826	3,448	3,807
Loss on sale of depreciable assets	137	276	—
Stock based compensation	2,387	2,946	1,832
Tax impact from stock-based compensation	(11)	640	(6)
FIN 48 adoption	—	—	(138)
Changes in operating assets and liabilities:
Accounts receivable	(27,091)	(33,288)	39,028
Inventory	14	8,086	14,114
Other assets	(16,866)	(3,712)	31,709
Accounts payable	6,169	18,838	(57,502)
Accrued liabilities	8,134	3,131	(8,468)
Other liabilities	16,123	744	(8,642)

Net cash (used in) provided by operating activities	(1,722)	8,944	13,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(1,259)	(5,230)	(2,338)
Sale of depreciable assets	—	120	—
Sale of equity investment	—	—	660

Net cash used in investing activities	(1,259)	(5,110)	(1,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) borrowings under credit facility	(22,387)	4,356	(12,882)
Borrowings under Floor Plan	34,889	—	—
Payment of deferred financing costs	(104)	—	(570)
Payment of long-term debt	—	(10,000)	—
Tax impact from stock-based compensation	11	642	—
Common stock Purchases	(2,251)	(217)	—
Proceeds from common stock issued	717	556	1,287

Net cash provided by (used in) financing activities	10,875	(4,663)	(12,165)

NET INCREASE (DECREASE) IN CASH	7,894	(829)	124

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	829	705

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,894	$—	$829

CASH PAID DURING THE YEAR FOR:
Interest	$56	$773	$2,579
Income taxes	$353	$191	$92
The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007
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
To help customers acquire, manage and refresh their technology in a strategic and application-appropriate manner, GTSI has created a mix of hardware and professional and financial services capable of managing and funding the entire technology lifecycle. GTSI has enhanced its professional services organization to handle the increase in engineering, maintenance, and management services supporting its solutions. The Company offers leasing arrangements to allow government agencies to acquire access to technology as an evenly distributed operating expense, rather than the more budget-sensitive and discontinuous capital expense. Additionally, GTSI markets and sells products, primarily computer hardware and software, and solutions through its website, www.GTSI.com, providing a convenient, customized shopping experience to meet the unique and changing needs of its customers.
B. Risks and Uncertainties
There are many factors that affect the Company’s business and results of operations and many of such factors are beyond our control, including reliance on a small number of transactions for a significant portion of our sales and gross margins, increased competition, adverse changes in U.S. Federal Government spending, and infrastructure failures that could adversely affect our ability to process orders, track inventory and ship products in a timely manner.
The Company terminated the Credit Facility entered into in 2006 on May 27, 2009 and entered into a new $135 million credit agreement with Castle Pines Capital LL (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. The Company relies on the Credit Agreement as the primary vehicle to finance operations. The Credit Agreement imposes financial and informational covenants on the Company. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of December 31, 2009.
While the Company believes that we will remain in compliance with all of the financial and information covenants under the Credit Agreement, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Credit Agreement could result in an event of default under the Credit Agreement. Such a default could result in the lenders discontinuing lending or declaring all outstanding borrowings, including inventory financing, to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
C. Principles of Consolidation
The consolidated financial statements include the accounts of GTSI and its wholly-owned subsidiaries, GTSI Financial Services, Inc., GTSI Professional Services, Inc. and Technology Logistics, Inc. All intercompany accounts and transactions have been eliminated. Investments in entities which the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting.

D. Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include valuation allowances for receivables and deferred tax assets, accrual of warranties, proportional performance estimates related to open professional service contracts, recoverability of capitalized internal use software, market value of inventory, accruals of liabilities and the fair value of stock options.
E. Revenue Recognition
GTSI recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured in accordance with FASB ASC 605-10, Revenue Recognition, Overall (“ASC 605-10”).
The Company recognizes software revenue pursuant to the requirements of FASB ASC 985-25, Software Revenue Recognition (“ASC 985-25”). In accordance with ASC 985-25, the Company recognizes software related revenue from re-selling third party software licenses that do not require significant production, modification or customization, when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.
When a customer order contains multiple items such as hardware, software and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under FASC ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in GTSI’s control.
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
In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company’s standard shipping terms, FOB destination, title passes upon delivery of the products to the customer. However, occasionally GTSI’s customers will request bill-and-hold transactions in situations where the customer does not have space available to receive products or is not able to immediately take possession of products for other reasons, in which case GTSI will store the purchased equipment in its distribution center. Under ASC 605-10, the Company only recognizes revenue for bill-and-hold transactions when the goods are complete and ready for shipment, title and risk of loss have passed to the customer, management receives a written request from the customer for bill-and-hold treatment, and the ordered goods are segregated in GTSI’s warehouse from other inventory and cannot be used to fulfill other customer orders.
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
The Company sells products to certain customers under sales-type lease arrangements for terms typically ranging from two to four years. The Company accounts for its sales-type leases according to the provisions of FASB ASC 840, Leases (“ASC 840”), and, accordingly, recognizes current and long-term lease receivables, net of unearned income, on the accompanying balance sheets. The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease using the effective interest method.
In many cases, GTSI transfers these receivables to various unrelated financing companies and accounts for the transfers in accordance with FASB ASC 860, Transfers and Servicing (“ASC 860”). The transfer of receivables in which GTSI surrenders control is accounted for as a sale. To surrender control, the assets must be isolated from the Company, the transferee has the right to pledge or exchange the receivables and GTSI must not have an agreement that entitles and obligates the Company to repurchase the receivables or the ability to unilaterally cause the holder to return specific assets. If the transfer of receivables does not meet the criteria for a sale under ASC 860, the transfer is accounted for as a secured borrowing with a pledge of collateral. As a result, the Company has recorded certain transferred receivables and secured borrowings, within accounts receivable and long-term financing receivables, and as financed lease debt on the balance sheet.
The Company may also enter into sales arrangements with customers where the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods and services. The Company recognizes revenue from these transactions on a net basis in accordance with FASB ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”). The Company sells services performed by third parties, such as maintenance contracts, and recognizes revenue on a net basis at the time of sale.
GTSI offers rights of return to its customers on the products it sells. In accordance with FASB ASC 605-15, Revenue Recognition, Product (“ASC 605-15”), the Company records a sales return allowance based on historical trends in product return rates, when such returns became material. The allowance for future sales returns as of December 31, 2009 and December 31, 2008 was $0.7 million and $1.4 million, respectively, and was recorded as a reduction of accounts receivable, net. The estimated cost of sales of $0.6 million and $1.2 million related to these sales were also deferred and recorded on the consolidated balance sheet as of December 31, 2009 and December 31, 2008, respectively, as deferred costs.
In accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives (“ASC 605-50”), the Company records cash received from a vendor as a reduction of inventory and a subsequent reduction in cost of sales, unless the cash is a reimbursement of a specific, identifiable, incremental cost related to selling the vendor’s product or the vendor receives, or will receive, an identifiable benefit in exchange for the cash.
We record vendor rebates received under its vendor incentive programs pursuant to a binding arrangement as a reduction of cost of sales based on a systematic and rational allocation that results in progress by the Company toward earning the rebate provided the amounts are probable and reasonably estimable. If the rebate is not probable and reasonably estimable, it is recognized as the milestones are achieved. In accordance with FASB ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”), the Company records freight billed to customers as sales and the related shipping costs as cost of sales.
In accordance with ASC 605-45, the Company collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations.
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

F. Cash
Cash consists of all cash balances held in bank accounts at the end of the year. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.
G. Concentration of Credit Risk
Accounts receivable principally represents amounts collectible from the U.S. Federal, state and local governments and prime contractors that are working directly on government contracts. The Company periodically performs credit evaluations of its non-governmental customers and generally does not require collateral. As of December 31, 2009 and 2008, trade accounts receivable from the U.S. Federal Government were $103.9 million or 73.4% and $96.6 million or 68.5%, respectively. The Department of Defense accounted for 36.9% and 39.8% of total trade accounts receivable as of December 31, 2009 and 2008, respectively. One civilian agency accounted for 15.7% of total trade accounts receivable as of December 31, 2009. No other single U.S. Federal Government department or agency accounted for 10% or more of accounts receivable. Credit losses have been insignificant.
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
I. Software Development Costs
The Company capitalizes the cost of internally developed software that has a useful life in excess of one year in accordance with FASB ASC 350-40, Intangibles-Goodwill and Other Internal-Use Software (“ASC 350-40”). These costs consist of the fees paid to consultants and the salaries of employees working on such software development to customize it to the Company’s needs as well as any third party hardware/software purchases specific to development. Costs incurred in connection with the development of upgrades or enhancements that result in additional functionality are also capitalized and amortized over the useful life of the software once the enhancements are implemented. Software maintenance and training costs are expensed in the period in which they are incurred.
J. Impairment of Long-Lived Assets
Long-lived assets, consisting primarily of furniture, equipment and capitalized internal use software costs, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with FASB ASC 360, Property, Plant, and Equipment, (“ASC 360”). Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.
K. Accounts Payable
The Company purchases significant amounts of inventory each year and records an estimate of the payable based on the purchases as of the balance sheet date and the historic rate of purchase price variances, which is analyzed and adjusted on a quarterly basis. As invoices are received, the Company records adjustments for purchase price variances.

L. Stock-based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, Compensation-Stock Compensation, (“ASC 718”), using the modified-prospective transition method. Under this method, compensation cost recognized in the years ended December 31, 2009, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated.
Stock-based compensation expense for the years ended December 31, 2009, 2008, 2007 was $2.4 million, $2.9 million and $1.8 million, respectively. ASC 718 requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share based awards (tax windfalls) to be classified as financing cash flows. Since there was no tax benefit for stock based compensation during the year ended December 31, 2007, there was no impact to the Company’s Statement of Cash Flows after the adoption of ASC 718. For the year ended December 31, 2008, there was $1.1 million tax impact from stock-based compensation. For the year ended December 31, 2009, there was $0.8 million tax impact from stock-based compensation.
M. Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. ASC 740 requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. A full valuation allowance on the net deferred tax asset was recorded as of December 31, 2007 and was reversed in 2008 as discussed in Note 13. A tax provision of $4.2 million was recorded as of December 31, 2009.
N. Advertising
The costs of advertising are expensed as incurred.
O. Fair Value of Financial Instruments
At December 31, 2009 and 2008, the recorded values of financial instruments such as trade receivables, accounts payable and Credit Facility borrowings approximated their fair values based on the short-term maturities of these instruments. As of December 31, 2009 and 2008, the Company believes the carrying amount of its current and long-term lease receivables and financed lease debt approximate their fair value.
P. Equity Investments
Investments in joint ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method as prescribed by FASB ASC 323-30, Investments — Equity Method and Joint Ventures, Partnerships, Joint Ventures, and Limited Liability Entities, (“ASC 323-30”). Under this method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the entities, the Company’s share of the net earnings or losses of the affiliated entities is included in other income and expenses.
Q. New Accounting Pronouncements
In June 2009, the FASB issued new guidance on accounting for transfers of financial assets, which is included in the Codification under FASB ASC 860, Transfers and Servicing. The guidance removes the concept of a qualifying special-purpose entity and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this statement will not impact the Company’s financial position and results of operations.

In June 2009, the FASB issued amendments to the accounting and disclosure requirements for the consolidation of variable interest entities, which is included in the Codification under FASB ASC 810, Consolidation. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this statement will not impact the Company’s financial position and results of operations.
In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. This guidance removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company is currently evaluating the potential impact on its financial position and results of operations.
R. Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007, respectively, the Company had no reportable Comprehensive Income.

2. Accounts Receivable
Accounts receivable consists of the following as of December 31 (in thousands):

	2009	2008
Trade accounts receivable	$143,541	$153,742
Unbilled trade accounts receivable	32,784	9,795
Lease receivables, net	12,876	14,740
Vendor and other financing receivables	21,291	14,212

Total accounts receivable	$210,492	$192,489
Less: Allowance for doubtful accounts	(223)	(393)
Sales return allowance	(674)	(1,356)

Accounts receivable, net	$209,595	$190,740

3. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	2009	2008
Lease and other receivables, net of unearned interest	$31,572	$6,987
Equity Investment in EyakTek	7,956	5,261
Other Assets	1,230	1,830

	$40,758	$14,078

4. Lease and Other Related Receivables
The Company leases computer hardware, generally under sales-type leases, in accordance with ASC 840. In connection with those leases, the Company sometimes sells related services, software and maintenance to its customers. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.
The Company recognized revenue of $99.5 million, $85.1 million and $35.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, from sales-type lease and related transactions. Other related receivables include long term receivables for items such as maintenance, services and software. As of December 31, 2009, the Company had current and long-term outstanding lease and other receivables of $63.3 million compared with $33.2 million as of December 31, 2008.
Future minimum payments for lease and other related receivables are as follows as of December 31, 2009 (in thousands):

2010	$30,040
2011	12,779
2012	11,669
2013	8,856
Thereafter	—

Future minimum payments	$63,344

Lease Receivables
The Company’s investments in sales-type lease receivables were as follows as of December 31 (in thousands):

	2009	2008
Future minimum lease payments receivable	$10,719	$14,921
Unguaranteed residual values	—	3,458
Unearned income	(1,039)	(1,164)

	$9,680	$17,215

Other Related Receivables
The Company’s investment in other receivables was as follows as of December 31 (in thousands):

	2009	2008
Future minimum payments receivable	$52,625	$14,802
Unearned income	(2,958)	(1,479)

	$49,667	$13,323

5. Transferred Receivables and Financed Lease Debt
During the years ended December 31, 2009 and 2008, there were no receivables transferred to third party financing companies. Financing receivables typically have terms from two to four years and are usually collateralized by a security interest in the underlying assets. Though the Company receives cash for the transfer of these receivables, the transfers do not meet the criteria for a sale under ASC 860. As a result, the receivables remain on the Company’s balance sheets and are characterized as financing receivables. As of December 31, 2009 and 2008, such financing receivables were $0.9 million and $9.9 million, respectively and are included in the lease and other related receivables above. The interest income on these receivables is recognized over the terms of the respective agreements as financing revenues, as a majority of transferred receivables are lease receivables. As payments on these receivables are made by our customers directly to the third party financing companies, the related reduction of these receivables and financed lease debt is a non-cash transaction and excluded from the statement of cash flows. These non-cash items totaled $0.8 million, $9.1 million, and $17.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.
The terms of the financed lease debt, which is backed by the transferred receivables, generally correspond to the terms of the underlying receivables, generally two to four years. The financed lease debt had a weighted average interest rate of 7.02%, 6.70% and 7.32% for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recognized $0.2 million, $0.9 million and $1.8 million of financing cost of sales associated with the financed lease debt for the years ended December 31, 2009, 2008 and 2007, respectively.
The maturities of the financed lease debt as of December 31, 2009 are as follows (in thousands):

Year
2010	$831
2011	—
2012	—
2013	—
2014	—

Total	$831

For the years ended December 31, 2009, 2008, and 2007 the Company transferred lease and other related receivables to third party financing companies in transactions that met the sale criteria under ASC 860, derecognizing the receivables associated with these transfers resulted in a net gain on these sales in the amount of $6.5 million, $6.0 million and $3.0 million, respectively, which is included in sales and cost of sales in gross on the accompanying consolidated statements of operations.

6. Inventory
Inventory (composed of finished goods) is valued at the lower of cost or market. Cost is determined using the average cost method. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions. For the years ended December 31, 2009, 2008 and 2007, there were no significant charges recorded for obsolete or excess inventory.
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

	2009	2008
Office furniture and equipment	$7,421	$16,689
Purchased software for internal use	2,250	7,605
Internally developed software	16,730	16,022
Leasehold improvements	1,268	1,269

	27,669	41,585
Less: accumulated depreciation and amortization	(16,709)	(27,921)

Depreciable assets, net	$10,960	$13,664

Depreciation expense, including amortization of capitalized software development costs, was $3.9 million, $3.4 million and $3.8 million for the years ended 2009, 2008 and 2007, respectively. Amortization of software costs was $2.8 million in 2009, $2.6 million in 2008 and $2.4 million in 2007. During 2009 and 2008, the Company capitalized $0.9 million and $1.2 million, respectively, of development costs related to GEMS. In addition, during 2009 and 2008, the Company capitalized $0.1 million each year for other purchased software for internal use. The total net book value of capitalized software development costs was $7.6 million and $9.4 million as of December 31, 2009 and 2008, respectively.
As of December 31, 2008, the Company had an impairment loss of $0.1 million under FASB ASC 360, Property, Plant & Equipment. There were no indicators of impairment under FASB ASC 360 during 2009 and 2007.
The Company retired or disposed or a total of $15.1 million of depreciable assets and $15.1 million of related accumulated depreciation as of December 31, 2009.
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
8. Credit Agreement and Credit Facility
In 2006, the Company entered into a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility was terminated on May 27, 2009 and the related unamortized deferred financing costs of $1.5 million were written-off.
On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Credit Agreement at any time is limited to the lesser of (a) $135 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.

As of December 31, 2009, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(12,070)

Total borrowing capacity	122,930
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(34,889)
Less: letters of credit	(5,138)

Total unused availability	$82,903

As of December 31, 2009, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, available credit thereunder of $82.9 million.
The Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) repurchase of our common stock for an aggregate purchase price in excess of $5 million, (d) make certain restricted payments (including cash dividends), purchase of other businesses or investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
The financial covenants of the Credit Agreement requires us, among other restrictions, to:
•	Maintain Tangible Net Worth not less than or equal to $45 million as dated the end of each fiscal month

•	Maintain Ratio of Total Liabilities to Tangible Net Worth not greater than 5.25 to 1.00 as dated the end of each fiscal month

•	Maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of the fiscal months of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of the fiscal months of July, August and September.

•	Maintain minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as dated the end of each fiscal month
Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of December 31, 2009. If the Company fails to comply with any material provision or covenant of our Credit Agreement, it would be required to seek a waiver or amendment of covenants.
The Company currently relies on its Credit Agreement as its primary vehicle to finance its operations. If the Company fails to comply with any material provision or covenant of our Credit Agreement, it would be required to seek a waiver or amendment of covenants.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The unamortized deferred financing costs of $1.5 million related to the terminated Credit Facility were written-off during the second quarter of 2009 and recorded to interest expense. Also, the Company deferred $0.1 million of loan financing costs related to the new Credit Agreement during the second quarter of 2009. Deferred financing costs as of December 31, 2009 and 2008 were $0.1 million and $2.2 million, respectively.

9. Accrued Liabilities
Accrued liabilities consists of the following as of December 31 (in thousands):

	2009	2008
Accrued commissions and bonuses	$6,113	$4,154
Accrued income taxes	2,864	—
Future contractual lease obligations	10,079	6,083
Other	7,071	7,620

Total accrued liabilities	$26,127	$17,857

10. Stockholders’ Equity
Purchase of Capital Stock
On December 19, 2008, the Board authorized a program for periodic purchases of GTSI common stock over a 24 month period in an aggregate amount not to exceed two million shares. On June 8, 2009, the Board authorized a program for periodic purchases of common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million (as discussed in Note 8), replacing the stock repurchase program announced in December 2008.
In 2009, under its repurchase program, the Company purchased 122,329 of its common stock throughout the year and in April 2009, the Company purchased 316,861 shares from one seller in a private transaction. In addition, the Company acquired 23,905 shares of its common stock related to restricted stock lapses to cover tax withholdings. The Company did not purchase any of its common stock in 2008, except for 24,041 shares acquired through net share settlements on option exercises. During 2007, the Company did not purchase any of its common stock. In 2009 and 2008, common stock purchased for the Company’s treasury was generally reissued for the employee stock purchase plan, restricted stock award grants and upon the exercise of employee stock options. In 2007, the Company issued newly registered shares to satisfy the employee stock purchase plan, restricted stock award grants, and exercises of employee stock options.
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

Valuation Assumptions
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of GTSI’s stock over the historical period of time equal to the expected term of the options. The Company uses historical data to estimate option exercises, employee terminations and award forfeitures within the valuation model. The expected term of options granted has been determined based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury rates at the time of grant that approximates the expected term of the option. The expected dividend assumption is zero as the Company is currently restricted under its Credit Agreement from issuing dividends on its common stock and it does not expect to declare a dividend in the foreseeable future. The fair value of the Company’s stock based option awards to employees was based on the following weighted-average assumptions for the years ended December 31:

	2009	2008	2007
Expected volatility	51.0%	48.3%	51.6%
Expected dividends	—	—	—
Expected term (in years)	5.5	5.0	5.2
Risk free interest rate	2.9%	2.6%	4.6%
Stock Options
A summary of option activity under the Company’s stock incentive plans as of December 31, 2009, 2008 and 2007, and related changes during the years then ended is presented below (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding balance at December 31, 2006	2,105	$7.93
Granted	57	$10.45
Exercised	(181)	$6.23
Forfeited	(89)	$7.24
Expired	(110)	$10.19

Outstanding balance at December 31, 2007	1,782	$8.08	4.18	$3,172

Granted	35	$5.65
Exercised	(45)	$4.88
Forfeited	(33)	$8.31
Expired	(91)	$9.54

Outstanding balance at December 31, 2008	1,648	$8.05	3.40	$261

Granted	400	$6.40
Exercised	(75)	$4.24
Forfeited	(74)	$6.64
Expired	(219)	$9.62

Outstanding balance at December 31, 2009	1,680	$7.68	3.83	$69

Exercisable at December 31, 2009	1,070	$8.23	2.60	$69

The weighted-average grant-date fair value of options granted during 2009, 2008 and 2007 was $6.40, $5.65 and $10.45, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.1 million, $0.1 million and $0.9 million, respectively. For the years ended December 31, 2009, 2008 and 2007, stock compensation expense related to stock options was $0.7 million, $0.6 million and $0.7 million, respectively.
A tax benefit of $0.8 million and $1.1 million was recognized in 2009 and 2008, respectively, from the tax impact from stock based compensation. No tax benefit for the exercise of stock options was recognized during 2007.

There were no charges for stock-based compensation granted to non-employees in 2009 and 2008. For 2007, the Company recorded charges of less than $0.1 million for stock-based compensation granted to non-employees based on the fair value method.
Restricted Shares
In 2009, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee Board members, which will vest in April 2010, as well as 36,539 shares of restricted stock to employees, scheduled to vest in equal installments over a period of five years from the grant date. During 2008, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee Board members, which vested in April 2009, as well as 17,821 shares of restricted stock to employees that will vest in equal installments over a period of five years from the grant date. During 2007, the Company issued restricted stock grants of 23,331 shares of the Company’s common stock to the non-employee Board members, which vested in April 2008, as well as 347,995 shares of restricted stock to employees that will vest in equal installments over a period of five years from the grant date. Compensation is recognized on a straight-line basis over the vesting period of the grants. During 2009, 2008 and 2007, $0.8 million, $1.1 million and $0.8 million respectively, was recorded as stock compensation expense for restricted stock.
Holders of nonvested restricted stock have similar dividend and voting rights as common stockholders. The fair value of nonvested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested shares as of December 31, 2009, 2008 and 2007, and related changes during the years then ended is presented below (in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2006	68	$7.47
Granted	371	$12.14
Vested	(24)	$7.37
Forfeited	(37)	$11.13

Nonvested balance at December 31, 2007	378	$11.71

Granted	44	$7.27
Vested	(89)	$12.20
Forfeited	(43)	$12.00

Nonvested balance at December 31, 2008	290	$10.83

Granted	63	$5.54
Vested	(101)	$9.76
Forfeited	(37)	$10.13

Nonvested balance at December 31, 2009	215	$9.91

Stock Appreciation Rights (“SARs”)
In 2009, 76,179 SARs were granted as part of the 2007 long term incentive plan. During 2008 and 2007, there were 42,023 and 918,006 SARs granted as part of the 2007 long term incentive plan. All SARs are to be settled in stock. During 2009, 2008 and 2007, $0.9 million, $1.2 million and $0.8 million, respectively was recorded as stock compensation expense for SARs. A summary of SARs activity under the Company’s stock incentive plans as of December 31, 2009, 2008 and 2007, and related changes during the years then ended is presented below (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding balance at December 31, 2006	—
Granted	918	$9.60
Exercised	—
Forfeited	(76)	$9.60
Expired	—

Outstanding balance at December 31, 2007	842	$9.60	4.76	$219

Granted	42	$9.60
Exercised	—	—
Forfeited	(112)	$9.60
Expired	(14)	$9.60

Outstanding balance at December 31, 2008	758	$9.60	5.09	$—

Granted	76	$9.60
Exercised	—	—
Forfeited	(65)	$9.60
Expired	(52)	$9.60

Outstanding balance at December 31, 2009	717	$9.60	4.44	$—

Exercisable at December 31, 2009	250	$9.60	4.13	$—

Unrecognized Compensation
As of December 31, 2009, there was $4.8 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.2 million related to stock options, $1.5 million related to restricted stock awards and $2.1 million related to SARs. The cost for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 2.49 years, 2.26 years and 2.61 years, respectively. During 2009, approximately 361,795 stock option and SAR awards and 101,035 restricted stock awards vested.
Employee Stock Purchase Plan
Under GTSI’s Employee Stock Purchase Plan (“ESPP”), eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase Company common stock at 85% of the fair market value of shares of common stock on the last day of the offering period. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee’s compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 95% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. Prior to July 1, 2008, the ESPP purchase price was 95% of the lower of the fair market value of a share of common stock on the last day of the offering period. No other material changes were made to the plan. The Company uses its treasury shares to fulfill the obligation of both the employee withholding and the discount.

The table below summarizes the number of shares purchased by employees under the ESPP during offering periods indicated:

	Number of
	shares	Purchase
Offering period ended	purchased	price
December 31, 2009	46,350	$4.22
June 30, 2009	34,739	$4.56
December 31, 2008	42,556	$5.10
June 30, 2008	16,652	$7.19
December 31, 2007	16,011	$9.37
June 30, 2007	9,392	$12.26
The weighted average fair market value of shares under the ESPP was $4.37 in 2009, $5.69 in 2008 and $10.44 in 2007. GTSI has reserved 1,600,000 shares of common stock for the ESPP, of which 545,418 were available for future issuance as of December 31, 2009.
11. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“EyakTek”), and assumed a 37% ownership of EyakTek. GTSI also has a designee on EyakTek’s Board of Directors. The investment in EyakTek is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. In 2003, EyakTek formed a joint venture with GTSI called EG Solutions (“EGS”), which GTSI owned a 49% interest. On September 30, 2007, GTSI sold its 49% interest in EGS to EyakTek for $0.7 million. At December 31, 2009 and 2008, the investment balance for EyakTek was $8.0 million and $5.3 million, respectively, and equity in earnings was $8.3 million and $4.9 million, respectively. The Company recognized sales to EyakTek of $21.9 million, $23.2 million and $32.4 million during 2009, 2008 and 2007 and receivables have been recorded by the Company totaling $14.7 million and $1.1 million as of December 31, 2009 and 2008, respectively. GTSI also receives a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek and fees recognized by the Company during 2009, 2008, 2007 are $0.3 million, $1.4 million, and $4.2 million, respectively, which are included in sales in the accompanying consolidated statements of operations. The amounts due are included in accounts receivable totaling $0.1 million and $0.3 million for the year ended December 31, 2009 and 2008, respectively.
The following table summarizes EyakTek’s financial information as of and for the year ended December 31 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues	$408,759	$273,475	$228,585
Gross margin	$42,404	$31,292	$20,368
Net income	$21,707	$13,044	$7,005

	December 31,
	2009	2008
Current assets	$155,094	$104,069
Noncurrent assets	$402	$1,003
Current liabilities	$134,030	$93,092
Noncurrent liabilities	$3	$77
Member’s equity	$21,463	$11,901
12. Earnings (Loss) Per Share
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

In periods of net loss, all diluted shares are considered anti-dilutive and are excluded from the calculation. Anti-dilutive employee stock options totaling 296 thousand and restricted stock units totaling 20 thousand have been excluded for 2007.
The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31 (in thousands except per share amounts):

	2009	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$5,456	$7,835	$(1,767)
Weighted average shares outstanding	9,706	9,760	9,571

Basic earnings (loss) per share	$0.56	$0.80	$(0.18)

Diluted earnings (loss) per share:
Net income (loss)	$5,456	$7,835	$(1,767)
Weighted average shares outstanding	9,706	9,760	9,571
Incremental shares attributable to the assumed exercise of outstanding stock options	56	105	N/A

Weighted average shares and equivalents	9,762	9,865	9,571

Diluted earnings (loss) per share	$0.56	$0.79	$(0.18)

13. Income Taxes
The (provision) benefit for income taxes consists of the following for the years ended December 31 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(2,551)	$(1,483)	$(445)
State	(132)	(562)	(129)

	$(2,683)	$(2,045)	$(574)

Deferred:
Federal	$(1,038)	$3,179	$5
State	(488)	672	1

	$(1,526)	$3,851	$6

Total income tax (provision) benefit	$(4,209)	$1,806	$(568)

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and tax credits and the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2009	2008
Deferred tax assets:
Allowance for bad debt	$72	$149
Inventory reserves and capitalization	142	297
Reserves	1,772	1,445
Bid and proposal costs	—	3,882
Deferred revenue	884	238
Deferred rent	1,108	471
Stock compensation	2,024	1,659
Sale of receivables	65	140
Net operating losses and tax credits	36	185
Other	76	92

Total deferred tax assets	6,179	8,558

Deferred tax liabilities:
Prepaid expenses and other	(339)	(482)
Prepaid bonuses	(500)	(492)
Depreciation and amortization	(3,196)	(3,842)

Total deferred tax liabilities	(4,035)	(4,816)

Valuation allowance	—	—

Net deferred tax assets	$2,144	$3,742

As of December 31, 2009, management believes it is more likely than not that the net deferred tax assets will be realized and a valuation allowance is not required. The valuation allowance was $0 at December 31, 2008. The tax benefit recorded during 2008 was due to the reversal of the tax valuation allowance of $4.6 million, partially offset by income tax expense of $2.8 million, primarily attributable to income from continuing operations.
The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate for the years ended December 31:

	Years Ended December 31,
	2009	2008	2007
Statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	5.1	3.4	4.1
Non-deductible executive compensation	—	7.3	—
Non-deductible meals & entertainment costs	1.0	2.4	12.8
Non-deductible club dues	—	—	1.8
Non-deductible accrued incentive costs	0.7	1.2	8.7
Tax Return Adjustments & Other	2.1	0.5	(2.3)
APIC Tax Shortfall	1.0	—	—
Change in the tax contingency	(0.4)	(1.2)	(1.1)
Effectively settled interest expense — IRS Audit	—	—	14.4
Change in valuation allowance	—	(78.1)	42.9

Effective tax rate	43.5%	(30.5)%	47.3%

As of December 31, 2009 and 2008, the Company had fully utilized its NOL carryforwards. With the implementation of FASB ASC 718, Compensation — Stock Compensation, the amount of the NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOL’s reported in gross deferred tax asset do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock-based compensation. The tax benefit from the excess tax benefits from the stock-based compensation of $0.8 million and $1.1 million was recorded to capital in excess of par value for years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the Company had no alternative minimum tax credit carryforward. The Company had an alternative minimum tax credit carryforward of approximately $0.1 million at December 31, 2008, with no expiration date.

Tax Uncertainties
Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, Income Taxes, (“ASC 740”), which applies to all tax positions related to income taxes subject to ASC 740. ASC 740 requires a new evaluation process for all tax positions taken. ASC 740 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.
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
The Company’s tax reserves relate to state nexus issues and the state impact of IRS audit adjustments for the 2003 through 2005 tax years. With each year the Company’s tax exposure rolls forward with incremental increases expected based on continued accrual of interest. The Company’s tax liability for unrecognized tax benefits are as follows as of December 31 (in thousands):

	2009	2008	2007
Balance at beginning of the year	$197	$236	$166
Additions for prior year tax positions	5	(21)	431
Reductions for settlements	(2)	(2)	(361)
Lapses in statute of limitations	(43)	(16)	—

Balance at end of the year	$157	$197	$236

GTSI’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2008. The Company has less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2009. During the year, accrued interest decreased by less than $0.1 million due primarily to the settlement and payment of assessed liabilities. Interest will continue to accrue on certain issues in 2010 and beyond.
It is not anticipated that any increase or decrease during the next 12 months in the amount of unrecognized tax benefits will be material. Further, it is anticipated that the effective tax rate impact of any unrecognized tax benefits will be immaterial.
14. 401(k) Plan
GTSI maintains the Employees’ 401(k) Investment Plan (the “Plan”), a savings and investment plan intended to be qualified under Section 401 of the IRC. All employees of the Company who are at least 21 years of age are eligible to participate. The Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under IRC, of a percentage (not to exceed 30%) of their total compensation. Effective, January 1, 2008 new hires are automatically enrolled in the 401(k) plan at a 3% deferral rate unless the new hire opts out or selects to increase or decrease their deferral percentage. Employee contributions are fully vested at all times. Employer contributions vest at 20% over five years. GTSI matches employee contributions 50% of the first five percent of eligible pay. In 2009, 2008 and 2007, the Company contributed approximately $1.2 million, $1.1 million and $0.8 million to the Plan, respectively.

15. Commitments and Contingencies
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

	2009	2008
Accrued warranties at beginning of year	$155	$284
Charges made against warranty liabilities	(3)	(22)
Adjustments to warranty reserves	(3)	(167)
Accruals for additional warranties sold	66	60

Accrued warranties at end of year	$215	$155

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	2009	2008
Deferred warranty revenue at beginning of year	$221	$130
Deferred warranty revenue recognized	(466)	(317)
Revenue deferred for additional warranties sold	1,043	576

Deferred warranty revenue at end of year	$798	$389

Lease Commitments
The Company conducts its operations from leased real properties, which include offices and a warehouse. These obligations expire at various dates between 2011 and 2019. In December 2007, the Company executed a lease for a new corporate headquarters. The Company relocated to its new location in November 2008, which has a number of lease options for current and future space commitments under its new 10-year term. This new lease expires in 2019. Most of the leases contain renewal options at inception, some of which have been exercised, as well as escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Rent expense for 2009, 2008 and 2007 was approximately $4.9 million, $3.2 million and $2.4 million, respectively.
Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 are as follows (in thousands):

2010	$4,508
2011	4,556
2112	3,889
2013	3,986
2014	4,086
Thereafter	19,291

Total minimum lease payments	$40,316

Letters of Credit
At December 31, 2008, GTSI was obligated under an operating lease to provide its landlord with a letter of credit in the amount of $0.2 million as a security deposit for all tenant improvements associated with the lease. This letter of credit was cancelled in January 2009 after GTSI moved to the new office space in November 2008.

The Company provided a letter of credit in the amount of $2.4 million as of December 31, 2009 and 2008 for the new office space lease signed in December 2007.
As of December 31, 2008, the Company had an outstanding letter of credit in the amount of $1.2 million to guarantee the performance by the Company of its obligations under customer contracts. The letter of credit was amended in February 2009 and increased to $2.7 million as of December 31, 2009.
Employment Agreements
At December 31, 2009, GTSI had an employment agreement with its Chief Executive Officer (also see Note 18 Subsequent Event footnote). This agreement provides for payments of 24 months of base salary plus bonus equal to the previous year’s bonus payments upon termination of employment except for cause. In addition, GTSI has change in control agreements with 14 additional executives and key employees and severance agreements with 8 executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2009, no accruals have been recorded for these agreements.
Legal Proceedings
The Company is occasionally involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.
16. Segment Reporting
GTSI engages in business activities as one operating segment that resells hardware and software and provides services primarily to the U. S. Federal Government. The Company’s chief operating decision maker evaluates performance and determines resource allocation based on GTSI’s consolidated sales and operating results.
The following table summarizes the Company’s sales by type for the years ended December 31 (in thousands):

	2009	2008	2007
Hardware	$495,594	$585,655	$529,961
Software	182,372	159,711	111,599
Services	55,625	56,529	59,658
Financing	28,279	19,270	22,247

Total	$761,870	$821,165	$723,465

Major Customers
All of GTSI’s sales are earned from U.S. entities. Sales to multiple agencies and departments of the U.S. Federal Government, either directly or through prime contractors, accounted for approximately 95%, 93% and 90% of the Company’s consolidated sales during 2009, 2008, and 2007, respectively.

17. Selected Quarterly Financial Data (unaudited)
The following tables illustrate selected quarterly financial data for 2009 and 2008. GTSI has historically experienced significant seasonal fluctuations in its operations as a result of the U.S. Federal Government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends (in thousands).

	2009
	Q1	Q2	Q3	Q4	Total
Sales	$144,072	$164,601	$209,684	$243,513	$761,870
Gross margin	15,663	23,020	28,914	33,855	101,452
Net income (loss)	$(3,880)	$(310)	$3,821	$5,825	$5,456

Basic earnings (loss) per share	$(0.39)	$(0.03)	$0.40	$0.61	$0.56
Diluted earnings (loss) per share	$(0.39)	$(0.03)	$0.39	$0.60	$0.56

	2008
	Q1	Q2	Q3	Q4	Total
Sales	$142,790	$159,200	$257,059	$262,116	$821,165
Gross margin	21,406	19,405	34,775	31,767	107,353
Net income (loss) (a)	$(5,064)	$(2,909)	$8,227	$7,581	$7,835

Basic earnings (loss) per share	$(0.52)	$(0.30)	$0.84	$0.77	$0.80
Diluted earnings (loss) per share	$(0.52)	$(0.30)	$0.83	$0.77	$0.79

(a)	Net income for the quarter ended December 31, 2008 was positively impacted by the reversal of the tax valuation allowance of $4.6 million, partially offset by income tax expense of $1.5 million and $1.3 million of additional tax expense related to FASB ASC 718, Compensation - Stock Compensation shortfall.
18. Subsequent Events
On January 20, 2010, GTSI announced the retirement of James J. Leto as GTSI’s Chief Executive Officer effective February 15, 2010. Mr. Leto will retire from GTSI’s Board of Directors (the “Board”) as of April 21, 2010. The Board appointed Scott W. Friedlander, the Company’s current President and Chief Operating Officer, to succeed Mr. Leto as Chief Executive Officer upon Mr. Leto’s retirement as Chief Executive Officer on February 15, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.

ITEM 9A.	CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2009. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management, under the supervision and with the participation of our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based upon the criteria set forth in Internal Control—Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, an evaluation was performed to determine whether there were any changes in our internal control procedures over financial reporting that occurred during the quarter ended December 31, 2009. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Registrant’s Stockholders scheduled to be held on April 21, 2010 (the “Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

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
(a) (1) Financial Statements
The consolidated financial statements of GTSI Corp. filed are as follows:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2009

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009

Notes to Consolidated Financial Statements
(a) (2)Financial Statement Schedules
The financial statement schedules of GTSI Corp. and subsidiaries filed are as follows:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2009
All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(c) Eyak Technology, LLC
The Consolidated Balance Sheets of Eyak Technology, LLC as of December 31, 2009 and 2008 and the related Consolidated Statements of Income, Members’ Equity and Cash Flows for the three years ended December 31, 2009 are being filed. These financial statements are filed in accordance with Rule 3-09 of Regulation S-X.
Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.
By:	/s/ SCOTT W. FRIEDLANDER
Scott W. Friedlander
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ SCOTT W. FRIEDLANDER	Chief Executive Officer	March 5, 2010

Scott W. Friedlander	(Principal Executive Officer)

/s/ PETER WHITFIELD	Senior Vice President and	March 5, 2010

Peter Whitfield	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN M. TOUPS	Chairman of the Board	March 5, 2010

John M. Toups

/s/ JAMES J. LETO	Director	March 5, 2010

James J. Leto

/s/ LLOYD GRIFFITHS	Director	March 5, 2010

Lloyd Griffiths

/s/ THOMAS HEWITT	Director	March 5, 2010

Thomas Hewitt

/s/ LEE JOHNSON	Director	March 5, 2010

Lee Johnson

/s/ JOSEPH KEITH KELLOGG, JR.	Director	March 5, 2010

Joseph Keith Kellogg, Jr.

/s/ STEVEN KELMAN	Director	March 5, 2010

Steven Kelman

/s/ LINWOOD A. LACY, JR.	Director	March 5, 2010

Linwood A. Lacy, Jr.

/s/ BARRY REISIG	Director	March 5, 2010

Barry Reisig

/s/ DANIEL R. YOUNG	Director	March 5, 2010

Daniel R. Young

GTSI CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
SCHEDULE II

	Years Ended December 31,
	2009	2008	2007
Allowance for Doubtful Accounts
Balance at beginning of year	$393	$1,001	$1,612
Additions—charged to expense or other accounts	193	605	1,228
Deductions	(363)	(1,213)	(1,839)

Balance at end of year	$223	$393	$1,001

Sales Return Allowance (1)
Balance at beginning of year	$1,356	$4,026	$6,282
Additions—charged to expense or other accounts	2,147	5,008	4,306
Deductions	(2,829)	(7,678)	(6,562)

Balance at end of year	$674	$1,356	$4,026

Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$—	$4,628	$3,974
Additions—charged to expense or other accounts	—	—	654
Deductions	—	(4,628)	—

Balance at end of year	$—	$—	$4,628

(1)	The sales returns allowance is reported as a reduction of accounts receivable on the consolidated balance sheets.
All other schedules are omitted because the required information is not present or is not present in amount sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
10.1	GTSI Employee’s 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto (3)
10.2	Employee Stock Purchase Plan, as amended to date (4)
10.3	1994 Stock Option Plan, as amended to date (5)
10.4	Amended and Restated 1996 Stock Incentive Plan (6)
10.5	1997 Non-Officer Stock Option Plan, as amended to date (7)
10.6	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility (8)
10.7	Amended and Restated 2007 Stock Incentive Plan (12)
10.8	Lease dated December 5, 2007 between the Company and SP Herndon Development LP for new headquarters facility (13)
10.9	Amended 1991 Employee Stock Purchase Plan (16)
10.10	GTSI Corp. Long Term Incentive Plan * (10)
10.11	GTSI 2005 Executive Incentive Compensation Plan * (3)
10.12	Form of GTSI Change in Control Agreement *(3)
10.13	Form of GTSI Severance Agreement *(11)
10.14	Amendment to Employment Agreements date June 8, 2007* (14)
10.15	Employment Agreement dated December 1, 2007 between the Registrant and Scott Friedlander* (15)
10.16	2008 Short Term Incentive Plan Description* (17)
10.17	Employment Agreement dated October 29, 2008 between the Registrant and Peter Whitfield* (18)
10.18
Credit Agreement dated as of May 27, 2009 among Castle Pines Capital LLC, as Administrative Agent and a Lender, Wells Fargo Foothill, LLC as Administrative Agent and Collateral Agent, and GTSI Corp (19)

10.19	First Amendment to Credit Agreement dated as of May 27, 2009 among GTSI Corp., Castle Pines Capital LLC and Wells Fargo Foothill LLC (19)
10.20	GTSI’s Board of Directors authorization of common stock repurchase program dated as of June 8, 2009 (20)
10.21	Change in Control Agreements and amendments to existing employment agreements* (21)
10.22	Election of Board of Director (22)
14.1	Code of Ethics (9)
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
23.2	Consent of Aronson & Company (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Consolidated Financial Statements for Eyak Technology, LLC for the year ended December 31, 2009, 2008 and 2007 (audited) (filed herewith)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2007.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2005.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to Appendix B of the Registrant’s 2004 Proxy Statement

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2006.

(12)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2007.

(13)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 25, 2008.

(14)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 8, 2007.

(15)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 1, 2007.

(16)	Incorporated by reference to the Registrant’s current report on Schedule 14A dated March 31, 2008.

(17)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 23, 2008.

(18)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 29, 2008.

(19)	Incorporated by reference to the Registrant’s current report on Form 8-K dated May 27, 2009.

(20)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 12, 2009.

(21)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 4, 2009.

(22)	Incorporated by reference to the Registrant’s current report on Form 8-K dated November 9, 2009.