Form 10-Q
period 2010-03-31
GTSI CORP
filed 2010-05-14
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as May 7, 2010 was 9,608,808.

GTSI Corp.
Form 10-Q for the Quarter Ended March 31, 2010
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,626	$7,894
Accounts receivable, net	112,776	209,595
Inventory	9,259	13,477
Deferred costs	1,671	1,807
Other current assets	7,108	4,140

Total current assets	154,440	236,913
Depreciable assets, net	10,153	10,960
Long-term receivables and other assets	39,248	40,758

Total assets	$203,841	$288,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,721	$109,723
Accounts payable — floor plan	16,495	34,889
Financed lease debt, current portion	586	831
Accrued liabilities	17,427	26,127
Deferred revenue	2,211	3,176

Total current liabilities	94,440	174,746
Other liabilities	17,682	17,598

Total liabilities	112,122	192,344

Commitments and contingencies (See Note 12)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,119,038 issued and 9,607,001 outstanding at March 31, 2010; and 10,119,038 issued and 9,637,676 outstanding at December 31, 2009	50	50
Capital in excess of par value	53,151	52,698
Retained earnings	40,337	44,925
Treasury stock, 355,964 shares at March 31, 2010 and 277,850 shares at December 31, 2009, at cost	(1,819)	(1,386)

Total stockholders’ equity	91,719	96,287

Total liabilities and stockholders’ equity	$203,841	$288,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

SALES
Product	$88,714	$127,719
Service	10,716	14,274
Financing	2,384	2,079

	101,814	144,072

COST OF SALES
Product	80,454	118,800
Service	6,980	9,284
Financing	861	325

	88,295	128,409

GROSS MARGIN	13,519	15,663

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	22,214	22,863

LOSS FROM OPERATIONS	(8,695)	(7,200)

INTEREST AND OTHER INCOME, NET
Interest and other income	155	67
Equity income from affiliates	1,472	825
Interest expense	(178)	(563)

Interest and other income, net	1,449	329

LOSS BEFORE INCOME TAXES	(7,246)	(6,871)

INCOME TAX BENEFIT	2,658	2,991

NET LOSS	$(4,588)	$(3,880)

LOSS PER SHARE
Basic	$(0.48)	$(0.39)

Diluted	$(0.48)	$(0.39)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,617	9,864

Diluted	9,617	9,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,588)	$(3,880)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	962	966
Loss on sale of depreciable assets	12	—
Stock-based compensation	453	340
Tax impact from stock-based compensation	—	125
Equity income, net of distributions in 2010 and 2009 of $868 and $1,134, respectively	(604)	309
Changes in operating assets and liabilities:
Accounts receivable	96,574	40,251
Inventory	4,219	(7,405)
Other assets	(738)	(33,002)
Accounts payable	(52,002)	7,675
Accrued liabilities	(8,700)	3,005
Other liabilities	(881)	22,971

Net cash provided by operating activities	34,707	31,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(147)	(347)

Net cash used in investing activities	(147)	(347)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments under credit facility	—	(22,387)
Payments on floor plan	(18,395)	—
Payment of deferred financing costs	—	(50)
Common stock purchases	(433)	(127)
Proceeds from common stock issued	—	103

Net cash used in financing activities	(18,828)	(22,461)

NET INCREASE IN CASH	15,732	8,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,894	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,626	$8,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (“GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Cost of sales in the accompanying Unaudited Condensed Consolidated Statements of Operations is based on the direct cost method.
The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns. These patterns historically have had a negative effect on GTSI’s sales and net (loss) income during the quarter ended March 31.
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

Stock Options
A summary of option activity under the Company’s stock incentive plans as of March 31, 2010 and changes during the three months then ended is presented below:

			Weighted Average	Aggregate
	Shares	Weighted Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2010	1,505	$7.83
Granted	155	6.04
Exercised	—	—
Forfeited	—	—
Expired	(72)	11.12

Outstanding at March 31, 2010	1,588	$7.51	2.71	$90

Exercisable at March 31, 2010	1,008	$8.04	1.76	$90

There were 155,000 stock options granted during the three months ended March 31, 2010. No options were granted during the three months ended March 31, 2009. There were no stock options exercised during the three months ended March 31, 2010. During the three months ended March 31, 2009, 15,000 shares of stock options were exercised under the Company’s stock option plans. The total intrinsic value of options exercised during the three months ended March 31, 2009 was less than $0.1 million. The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax expense for the exercise of stock options and the lapse of restrictions on restricted (including elections under Internal Revenue Service section 83(b)) in the amount of $0.1 million was recognized for the three months ended March 31, 2010. A tax benefit for the exercise of stock options in the amount of $0.1 million was recognized for the three months ended March 31, 2009. Less than $0.1 million was recorded for excess tax benefits to capital in excess of par for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, stock compensation expense for stock options was $0.2 million and $0.1 million, respectively.
Restricted Shares
There were no restricted stock awards granted during the three months ended March 31, 2010. There were 11,131 restricted stock awards granted during the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, stock compensation expense for restricted stock was $0.1 million for each period.
The fair value of nonvested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested restricted stock as of March 31, 2010, and changes during the three months then ended is presented below:

	Shares	Weighted Average
	(in thousands)	Grant-Date Fair Value
Nonvested at January 1, 2010	215	$9.91
Granted	—	—
Vested	(47)	11.93
Forfeited	—	—

Nonvested at March 31, 2010	168	$9.33

Stock Appreciation Rights (“SAR”s)
A summary of SARs activity under the Company’s stock incentive plans as of March 31, 2010 and changes during the three months then ended is presented below:

			Weighted Average	Aggregate
	Shares	Weighted Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2010	717	$9.60
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2010	717	$9.60	3.20	$—

Exercisable at March 31, 2010	375	$9.60	2.74	$—

There were no SARS granted during the three months ended March 31, 2010. There were 8,719 SARs granted during the three months ended March 31, 2009. All SARs are to be settled in Company stock. For the three months ended March 31, 2010 and 2009, stock compensation expenses for SARs were $0.1 million for each period.
Unrecognized Compensation
As of March 31, 2010, there was $4.2 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $0.9 million related to stock options, $1.9 million related to stock appreciation rights and $1.4 million related to restricted stock awards. The cost for unrecognized compensation related to stock options, stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 2.07 years, 2.53 years, and 2.05 years, respectively.
4. Accounts Receivable
Accounts receivable consists of the following as of (in thousands):

	March 31,	December 31,
	2010	2009
Trade accounts receivable	$74,312	$143,541
Unbilled trade accounts receivable	14,583	32,784
Lease receivables, net	4,639	6,149
Finance receivables, net	15,037	21,626
Vendor and other receivables	4,654	6,392

Total accounts receivable	$113,225	$210,492
Less: Allowance for doubtful accounts	(174)	(223)
Sales return allowance	(275)	(674)

Accounts receivable, net	$112,776	$209,595

5. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	March 31,	December 31,
	2010	2009
Lease receivables, net	$3,142	$3,531
Finance receivables, net	26,539	28,041
Equity Investment in EyakTek	8,560	7,956
Other Assets	1,007	1,230

	$39,248	$40,758

6. Lease and Other Receivables
The Company leases computer hardware generally under sales-type leases, which are classified as lease receivables in the accompanying Unaudited Condensed Consolidated Balance Sheets, in accordance with FASB ASC 840 Leases. In connection with those leases, the Company may sell related services, software and maintenance to its customers, which are classified as finance receivables in the accompanying Unaudited Condensed Consolidated Balance Sheets. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.
The Company recognized revenue of $9.4 million and $16.0 million for the three months ended March 31, 2010 and 2009, respectively, from sales-type leases and related transactions. As of March 31, 2010, the Company had current and long-term outstanding lease and finance receivables of $52.8 million, compared with $63.3 million as of December 31, 2009. The Company’s investments in lease receivables were as follows as of (in thousands):

	March 31,	December 31,
	2010	2009
Future minimum lease payments receivable	$8,775	$10,719
Unearned income	(994)	(1,039)

	$7,781	$9,680

The Company’s investment in finance receivables was as follows as of (in thousands):

	March 31,	December 31,
	2010	2009
Future minimum payments receivable	$44,026	$52,625
Unearned income	(2,450)	(2,958)

	$41,576	$49,667

7. Transferred Receivables and Financed Lease Debt
For the three months ended March 31, 2010 and 2009, the Company transferred gross financing receivables of $8.5 million and $2.6 million, respectively, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the three months ended March 31, 2010 and 2009, the Company received cash of $8.0 million and $2.4 million, respectively, and recorded a gain on the sales of $0.5 million and $0.2 million, respectively. The receivables are transferred non-recourse to third parties who accept all credit, interest, and termination risk from the underlying issuer. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.
8. Credit Facility and Credit Agreement
In 2006, the Company entered into a $135 million credit agreement with a group of lenders (the “Credit Facility”). This Credit Facility was terminated on May 27, 2009 and the related unamortized deferred financing costs of $1.5 million were written-off.
On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”), which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1- Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Credit Agreement at any time is limited to the lesser of (a) $135 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.

As of March 31, 2010, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(72,987)

Total borrowing capacity	62,013
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(16,495)
Less: letters of credit	(5,138)

Total unused availability	$40,380

As of March 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, unused available credit thereunder of $40.4 million.
The Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) purchase of our common stock for an aggregate purchase price in excess of $5 million, (d) make certain restricted payments (including cash dividends), purchase of other businesses or investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
The financial covenants of the Credit Agreement require us, among other restrictions, to:
•	Maintain Tangible Net Worth not less than or equal to $45 million as dated the end of each fiscal month

•	Maintain Ratio of Total Liabilities to Tangible Net Worth not greater than 5.25 to 1.00 as dated the end of each fiscal month

•	Maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of the fiscal months of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of the fiscal months of July, August and September

•	Maintain minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as dated the end of each fiscal month.
Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of March 31, 2010. The Company currently relies on its Credit Agreement as its primary vehicle to finance its operations. If the Company fails to comply with any material provision or covenant of our Credit Agreement, it would be required to seek a waiver or amendment of covenants.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. During 2009, unamortized deferred financing costs of $1.5 million related to the terminated Credit Facility were written-off and recorded to interest expense. Also, the Company deferred $0.1 million of loan financing costs related to the new Credit Agreement in 2009. Deferred financing costs as of March 31, 2010 and December 31, 2009 were less than $0.1 million and $0.1 million, respectively.

9. Accrued Liabilities
Accrued liabilities consists of the following as of (in thousands):

	March 31,	December 31,
	2010	2009
Accrued commissions and bonuses	$1,226	$6,113
Accrued income taxes	—	2,864
Future contractual lease obligations	9,636	10,079
Other	6,565	7,071

Total accrued liabilities	$17,427	$26,127

10. Loss Per Share
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
For the three months ended March 31, 2010 and 2009, anti-dilutive employee stock options and SARs totaling 14,721 and 34,328 weighted-shares, respectively, were excluded from the calculation. Weighted unvested restricted stock awards totaling 31,025 and 34,572, respectively, have been excluded for the three months ended March 31, 2010 and 2009.
The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three months ended
	March 31,
	2010	2009
Basic loss per share
Net loss	$(4,588)	$(3,880)
Weighted average shares outstanding	9,617	9,864

Basic loss per share	$(0.48)	$(0.39)

Diluted loss per share:
Net loss	$(4,588)	$(3,880)
Weighted average shares outstanding	9,617	9,864
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A

Weighted average shares and equivalents	9,617	9,864

Diluted loss per share	$(0.48)	$(0.39)

11. Income Taxes
The effective income tax rate benefit was 36.7% and 43.5% for the three months ended March 31, 2010 and 2009. The reduction in the tax rate benefit from 2009 to 2010 was due to non-deductible stock expense in the first quarter of 2010 that did not occur in the same period in 2009.
As of March 31, 2010 and December 31, 2009, GTSI had $0.1 million and $0.2 million, respectively, of total unrecognized tax benefits most of which would reduce its effective tax rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of March 31, 2010 and December 31, 2009. During the first three months of 2010, the amount accrued for interest decreased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2010 and beyond.

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

	Three Months Ended
	March 31,
	2010	2009
Accrued warranties at beginning of period	$215	$155
Charges made against warranty liabilities	—	(2)
Adjustments to warranty reserves	(1)	(3)
Accruals for additional warranties sold	8	8

Accrued warranties at end of period	$222	$158

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Deferred warranty revenue at beginning of period	$798	$221
Deferred warranty revenue recognized	(181)	(104)
Revenue deferred for additional warranties sold	12	55

Deferred warranty revenue at end of period	$629	$172

Letters of Credit
The Company provided a letter of credit in the amount of $2.4 million as of March 31, 2010 and December 31, 2009 for its office space lease signed in December 2007.
As of March 31, 2010 and December 31, 2009, the Company had an outstanding letter of credit in the amount of $2.7 million to guarantee the performance by the Company of its obligations under customer contracts.
Employment Agreements
GTSI has change in control agreements with 13 executives and key employees, and severance agreements with 7 executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of March 31, 2010, no accruals have been recorded for these agreements.
Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of March 31, 2010, GTSI is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on GTSI’s financial position or results of operations.

13. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“EyakTek”) and acquired a 37% ownership of EyakTek. GTSI is not the primary beneficiary of this VIE because the Company does not control, through voting rights or other means, EyakTek. The investment balance is included in the long-term receivables and other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets and represents the maximum exposure to the Company. The investment in EyakTek is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. At March 31, 2010 and December 31, 2009, the investment balance for EyakTek was $8.6 million and $8.0 million, respectively, and for the three months ended March 31, 2010 and 2009, equity in earnings was $1.5 million and $0.8 million, respectively.
GTSI recognized sales to EyakTek and its wholly owned subsidiary of $5.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. GTSI receives a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek. Fees recorded by the Company, which are recognized when EyakTek sells to third party customers, are $0.1 million and less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.
The following table summarizes EyakTek’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	Three Months ended
	March 31,
	2010	2009
Revenues	$94,485	$70,723
Gross margin	$9,192	$6,877
Net income	$3,979	$2,167

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2009. We use the terms “GTSI,” “we,” “the Company,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.
Disclosure Regarding Forward-Looking Statements
Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins

•	Our ability to shift our business model from a reseller of products to a high-end solutions provider

•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business

•	Changes in Federal government fiscal spending

•	Our ability to meet the covenants under our Credit Agreement in future periods

•	Negativity to our business due to the current global economic and credit conditions

•	Possible infrastructure failures

•	Any material weaknesses in our internal control over financial reporting

•	Continued net losses, if we fail to align costs with our sales levels

•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast

•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness

•	Our ability to adapt to consolidation within the OEM market place

•	Our dependence on certain strategic partners

•	Our ability to integrate any potential future acquisitions, strategic investments or mergers

•	Our ability to enter new lines of business
For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview
GTSI has over 26 years of experience in selling IT products and solutions primarily to U.S. Federal, state and local governments and to prime contractors that are working directly under government contracts. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and a technology lifecycle management framework approach.
The IT solutions we offer to our customers have a strong product component, along with a services component on many solutions. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic and Network Appliance. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions provided to our customers.
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
The Company’s financial results for the first quarter ended March 31, 2010 were negatively impacted by the weak economy, the continued consolidation within the OEM market place, competitive pricing pressures and weak sales activity in certain pockets of the hardware and software commodity segments. The Company is reducing its exposure to costs in non-core assets by moving the business practices of healthcare solutions and human resource practices consulting out of GTSI. We have and will continue to aggressively manage and reduce operating expenses where possible.
For the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009:
•	Total sales decreased $42.3 million.

•	Gross margin decreased $2.1 million.

•	Selling, General & Administrative expenses decreased $0.6 million.

•	Interest and other income increased $1.1 million.

•	Loss before income taxes increased $0.4 million.

•	Cash provided by operations increased $3.4 million.

Critical Accounting Estimates and Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, financing receivables, valuation of inventory, capitalized internal use software, estimated payables and income taxes. For more information on critical accounting estimates and policies see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2009. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.
Historical Results of Operations
The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three months ended
	March 31,
	2010	2009
Sales	100.0%	100.0%
Cost of sales	86.7%	89.1%

Gross margin	13.3%	10.9%
Selling, general, and administrative expenses	21.8%	15.9%

Loss from operations	(8.5)%	(5.0)%
Interest and other income (expense), net	1.4%	0.2%

Loss before taxes	(7.1)%	(4.8)%
Income tax benefit	2.6%	2.1%

Net loss	(4.5)%	(2.7)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended
	March 31,
Sales by Type	2010		2009
Hardware	$72.8	71.5%	$78.4	54.5%
Software	15.9	15.6%	49.3	34.2%
Service	10.7	10.5%	14.3	9.9%
Financing	2.4	2.4%	2.1	1.4%

Total	$101.8	100.0%	$144.1	100.0%

	Three months ended
Sales by Vendor (based	March 31,
on 2010 sales)	2010		2009
Cisco	$32.7	32.1%	$17.1	11.9%
Microsoft	16.4	16.1%	37.8	26.2%
HP	14.6	14.3%	12.3	8.5%
Dell	12.5	12.3%	12.7	8.8%
Oracle	11.0	10.8%	8.7	6.0%
Others, net of reserves and adjustments	14.6	14.4%	55.5	38.6%

Total	$101.8	100.0%	$144.1	100.0%

Three Months Ended March 31, 2010 Compared With the Three Months Ended March 31, 2009
Sales
Total sales, consisting of product, service and financing revenue, decreased $42.3 million, or 29.3% from $144.1 million for the three months ended March 31, 2009 to $101.8 million for the three months ended March 31, 2010. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales decreased $39.0 million, or 30.5%, from $127.7 million for the three months ended March 31, 2009 to $88.7 million for the three months ended March 31, 2010. Product revenue as a percent of total revenue decreased 1.5% from 88.7% for the three months ended March 31, 2009 to 87.2% for the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company was impacted by an overall decrease in hardware and software revenue due to the weak economy, weak sales activity in certain pockets of the hardware and software commodity segments, and several large software orders that closed during the three months ended March 31, 2009.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $28.4 million and $21.0 million for the three months ended March 31, 2009 and 2010, respectively. Service revenue decreased $3.6 million, or 24.9% from $14.3 million for the three months ended March 31, 2009 to $10.7 million for the three months ended March 31, 2010. The majority of the decrease in service revenue is a result of decreased sales of delivered services. Delivered service revenue decreased $3.2 million, from $11.1 million for the three months ended March 31, 2009 to $7.9 million for the three months ended March 31, 2010. Service revenue as a percent of total revenue increased 0.6% from 9.9% for the three months ended March 31, 2009 to 10.5% for the three months ended March 31, 2010.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue increased $0.3 million, or 14.7%, from $2.1 million for the three months ended March 31, 2009 to $2.4 million for the three months ended March 31, 2010; due to increased new lease sales of $1.2 million that were properly securitized under ASC 860; partially offset by $0.6 million decrease in lease residual sales and $0.4 million decrease in annuity streams of in-house leases.
Although we offer our customers access to products from hundreds of vendors, 85.6% of our total sales in the first quarter of 2010 were products from five vendors; Cisco was our top vendor in the first quarter of 2010 with sales of $32.7 million. Sales from these five vendors decreased by $1.4 million, or 1.6% for the three months ended March 31, 2010. As a percent of total sales the first quarter of 2010 top five vendors increased 24.2 percentage points to 85.6% for the three months ended March 31, 2010 from 61.4% for the three months ended March 31, 2009. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. In 2010, we consider Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, NetApp, Dell, Citrix and Hitachi as our strategic partners. With the Sun/Oracle merger and the continued consolidation within the OEM market place, we are likely to see continued pricing pressure from our partners in the market place. Oracle has announced changes to their pricing model, which may negatively impact our future sales and gross margin.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $2.1 million, or 13.7%, from $15.7 million for the three months ended March 31, 2009 to $13.5 million for the three months ended March 31, 2010. As a percentage of total sales, gross margin for the three months ended March 31, 2010 increased 2.4% percentage points from the three months ended March 31, 2009. The gross margin activity of each of the three product lines are discussed below.

Product gross margin decreased $0.7 million, or 7.4%, from $8.9 million for the three months ended March 31, 2009 to $8.3 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company’s gross margin was impacted by an overall decrease in hardware and software revenue due to the weak economy, weak sales activity in certain pockets of the hardware and software commodity segments, and several large software orders that closed during the three months ended March 31, 2009. Product gross margin as a percentage of sales increased 2.3 percentage points from 7.0% for the three months ended March 31, 2009 to 9.3% for the three months ended March 31, 2010. The increase in product gross margin as a percentage of sales resulted from a higher percentage of hardware sales which generally have a higher gross margin percentage than software sales.
Service gross margin decreased $1.3 million, or 25.1%, from $5.0 million for the three months ended March 31, 2009 to $3.7 million for the three months ended March 31, 2010. Service gross margin as a percentage of sales decreased 0.1 percentage points to 34.9% for the three months ended March 31, 2010 from 35.0% for the three months ended March 31, 2009. These gross margin decreases were driven by lower revenue and gross margin in delivery and support services for the three months ended March 31, 2010 as compared to the same period in 2009.
Financing gross margin decreased $0.2 million, or 13.2% from $1.8 million for the three months ended March 31, 2009 to $1.5 million for the three months ended March 31, 2010 due to decreased revenue on lease residual sales during the three months ended March 31, 2010 as compared to the same period in 2009 and due to lower annuity streams of in-house leases; partially offset by an increase in the sale of leases that were properly securitized. Gross margin as a percentage of sales decreased 20.5 percentage points from 84.4% for the three months ended March 31, 2009 to 63.9% for the three months ended March 31, 2010, due to an increase in new lease sales for the three months ended March 31, 2010, which generally have a lower gross margin percentage than other financing activities.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended March 31, 2010, SG&A expenses decreased $0.6 million, or 2.8% from the same period in 2009. SG&A as a percentage of sales increased to 21.8% in the first quarter of 2010 from 15.9% for the same period in 2009. The decrease in SG&A expenses was mainly due to lower personnel related costs attributed to lower margins resulting in a $0.5 million reduction of incentive and commission compensation expense.
Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2010 was $1.4 million as compared $0.3 million for the same period in 2009. The improvement in interest income, net, was due to higher equity income from affiliates in 2010, lower interest expense in 2010 of $0.1 million and lower amortization on deferred financing costs of $0.3 million. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $0.6 million in 2010 compared with prior year.
Income Taxes
GTSI had losses of $7.2 million and $6.9 million before income taxes for the three months ended March 31, 2010 and 2009, respectively.
For the three months ended March 31, 2010, an income tax benefit of $2.7 million was recognized as it is management’s assessment under ASC 740, Income Taxes (“ASC 740”) that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax benefit of less than $0.1 million for the decrease in accrued interest and penalties for uncertain tax positions due to the expiration of applicable statute of limitations.
For the three months ended March 31, 2009, an income tax benefit of $3.0 million was recognized as it is management’s assessment under ASC 740 that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such benefit was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.

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
Liquidity and Capital Resources
Cash flows for the three months ended March 31,

(in millions)	2010	2009	Change

Cash provided by operating activities	$34.7	$31.3	$3.4
Cash used in investing activities	$(0.1)	$(0.3)	$0.2
Cash used in financing activities	$(18.8)	$(22.5)	$3.7
During the three months ended March 31, 2010, our cash balance increased $15.7 million from our December 31, 2009 balance. The non-interest bearing advances under our Credit Agreement, which are classified as Accounts Payable — floor plan on our consolidated balance sheets, are included as a financing activity on our Unaudited Condensed Consolidated Statements of Cash Flows.
Cash provided by operating activities for the three months ended March 31, 2010 was $34.7 million, an increase of $3.4 million compared to the same period last year. The increase was primarily due to a $96.8 million decrease in accounts receivable for the three months ended March 31, 2010, as compared to a $45.6 million decrease in accounts receivable for the same period in 2009 and a $4.2 million decrease in inventory for the three months ended March 31, 2010, as compared to a $7.4 million increase in inventory for the same period in 2009; partially offset by a $52.0 million decrease in accounts payable for the three months ended March 31, 2010, as compared to a $7.7 million increase in accounts payable for the same period in 2009.
Cash used in investing activities for the three months ended March 31, 2010 was $0.1 million, a decrease of $0.2 million as compared with the same period in 2009. This decrease was due to higher purchases of assets in 2009 related to GTSI’s Enterprise Management System.
Cash used in financing activities for the three months ended March 31, 2010 was $18.8 million, a decrease of $3.7 million as compared to $22.5 million for the same period in 2009. The decrease was due to $22.4 million net repayments for the three months ended March 31, 2009 under our Credit Facility that was terminated in May 2009; partially offset by $18.4 million of net repayments for the three months ended March 31, 2010 of floor plan loans related to the Credit Agreement and common stock purchases of $0.4 million during the three months ended March 31, 2010 as compared to $0.1 million of net share settlements for the three months ended March 31, 2009.

Credit Agreement
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
As of March 31, 2010, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(72,987)

Total borrowing capacity	62,013
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(16,495)
Less: letters of credit	(5,138)

Total unused availability	$40,380

As of March 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, unused available credit thereunder of $40.4 million.
The Credit Agreement contains customary covenants that the Company is required to meet. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of March 31, 2010. The Company currently relies on its Credit Agreement as its primary vehicle to finance its operations. If the Company fails to comply with any material provision or covenant of our Credit Agreement, it would be required to seek a waiver or amendment of covenants.
Liquidity
Our working capital as of March 31, 2010 decreased approximately $2.2 million from our working capital at December 31, 2009. GTSI’s current assets decreased $82.5 million as of March 31, 2010 when compared to our December 31, 2009 balance. This decrease is due to a decrease in accounts receivable of $96.8 million and increased cash of $15.7 million. The decrease in accounts receivable is due to the normal seasonality of our business coupled with disappointing sales for the three months ended March 31, 2010. The increase in cash is due to the use of the Credit Agreement’s non-interest bearing floor plan arrangement along with better cash management and collection efforts. Current liabilities decreased $80.3 million due to a decrease in accounts payable of $52.0 million and a decrease in accounts payable — floor plan of $18.4 million mainly due to the seasonality of our business.
During the second quarter of 2009, the Company began using the extended channel financing arrangement in the Credit Agreement for inventory financing and working capital requirements. Our balance outstanding as of March 31, 2010 under this program was $16.5 million with additional availability of $40.4 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of March 31, 2010, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $24.2 million with additional availability of $46.9 million.
On June 8, 2009, our Board of Directors authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million (the “Program”). During the three months ended March 31, 2010, 60,407 shares have been repurchased under the Program at an average market price of $5.67 per share.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
On May 27, 2009, GTSI entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”). The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans.
This Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations may be affected by changes in interest rates due to the impact those changes have on any borrowings under our Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of March 31, 2010 and December 31, 2009, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $40.4 and $82.9 million, respectively. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.
Long-term debt includes amounts related to lease transactions, which is disclosed in Note 7 as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. A change in interest rates would result in no additional interest expense related to financed lease debt. We had no long-term debt and long-term financed lease debt as of March 31, 2010 and December 31, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q and our 2009 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading “Risk Factors” in Part I, Item 1A of our 2009 Form 10-K. There has been no material changes to the risk factors discussed in our 2009 Form 10-K. The risks discussed in our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Sales
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
On December 19, 2008, the Company’s Board of Directors (the “Board”) authorized a program for periodic purchases of GTSI common stock over a 24 month period in an aggregate amount not to exceed two million shares. On June 8, 2009, the Board authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. The following table sets forth the purchases of our common stock we made during the three months ended March 31, 2010:

	(a)		Total Number of	Maximum Dollar
	Total		Shares Purchased	Value of Shares
	Number	Average	as Part of	that May Yet Be
	of Share	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

January 1 to January 31	18,796	$5.47	18,796	$2,538,991
February 1 to February 28	29,406	$5.67	12,191	$2,467,483
March 1 to March 31	29,912	$5.71	29,420	$2,299,583

	78,114	$5.64	60,407

(a)	The February purchases include 17,215 shares surrendered to cover the tax withholding obligation with respect to the vesting of 46,117 restricted stock awards. The March purchases include 492 shares surrendered to cover the tax withholding obligation with respect to the vesting of 1,322 restricted stock awards.

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

GTSI Corp.
Date: May 14, 2010	/s/ SCOTT W. FRIEDLANDER
Scott W. Friedlander
President and Chief Executive Officer

Date: May 14, 2010	/s/ PETER WHITFIELD
Peter Whitfield
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Transition Agreement dated as of January 20, 2010 between James J. Leto and GTSI Corp. * (1)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated January 13, 2010.