Form 10-Q
period 2010-06-30
GTSI CORP
filed 2010-08-05
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as July 30, 2010 was 9,614,127.

GTSI Corp.
Form 10-Q for the Quarter Ended June 30, 2010
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33,462	$7,894
Accounts receivable, net	143,037	209,595
Inventory	8,555	13,477
Deferred costs	1,970	1,807
Other current assets	7,607	4,140

Total current assets	194,631	236,913
Depreciable assets, net	9,259	10,960
Long-term receivables and other assets	41,377	40,758

Total assets	$245,267	$288,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,468	$109,723
Accounts payable — floor plan	51,939	34,889
Financed lease debt, current portion	338	831
Accrued liabilities	18,678	26,127
Deferred revenue	4,472	3,176

Total current liablilites	135,895	174,746
Other liabilities	18,587	17,598

Total liabilities	154,482	192,344

Commitments and contingencies (See Note 12)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,119,038 issued and 9,622,036 outstanding at June 30, 2010; and 10,119,038 issued and 9,637,676 outstanding at December 31, 2009	50	50
Capital in excess of par value	53,584	52,698
Retained earnings	39,101	44,925
Treasury stock, 348,110 shares at June 30, 2010 and 277,850 shares at December 31, 2009, at cost	(1,950)	(1,386)

Total stockholders’ equity	90,785	96,287

Total liabilities and stockholders’ equity	$245,267	$288,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
SALES
Product	$120,944	$149,869	$209,659	$277,589
Service	11,958	12,576	22,674	26,850
Financing	2,145	2,156	4,528	4,234

	135,047	164,601	236,861	308,673

COST OF SALES
Product	109,287	133,217	189,740	252,016
Service	7,623	7,640	14,603	16,924
Financing	688	724	1,550	1,050

	117,598	141,581	205,893	269,990

GROSS MARGIN	17,449	23,020	30,968	38,683

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	21,646	24,428	43,860	47,291

LOSS FROM OPERATIONS	(4,197)	(1,408)	(12,892)	(8,608)

INTEREST AND OTHER INCOME, NET
Interest and other income (expense)	(81)	777	74	843
Equity income from affiliates	2,386	2,114	3,859	2,940
Interest expense	(178)	(1,949)	(357)	(2,513)

Interest and other income, net	2,127	942	3,576	1,270

LOSS BEFORE INCOME TAXES	(2,070)	(466)	(9,316)	(7,338)

INCOME TAX BENEFIT	834	156	3,492	3,148

NET LOSS	$(1,236)	$(310)	$(5,824)	$(4,190)

LOSS PER SHARE
Basic	$(0.13)	$(0.03)	$(0.61)	$(0.43)

Diluted	$(0.13)	$(0.03)	$(0.61)	$(0.43)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,593	9,700	9,605	9,781

Diluted	9,593	9,700	9,605	9,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,824)	$(4,190)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,935	1,917
Loss on sale of depreciable assets	34	135
Stock-based compensation	1,127	1,046
Tax impact from stock-based compensation	—	116
Equity income, net of distributions in 2010 and 2009 of $1,908 and $1,946, respectively	(1,951)	(994)
Changes in operating assets and liabilities:
Accounts receivable	66,065	34,957
Inventory	4,922	(5,299)
Other assets	(2,337)	(31,858)
Accounts payable	(49,255)	(4,699)
Accrued liabilities	(7,449)	2,893
Other liabilities	2,284	23,923

Net cash provided by operating activities	9,551	17,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(228)	(705)

Net cash used in investing activities	(228)	(705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under credit facility, net	—	(22,387)
Payments on floor plan, net	17,050	29,239
Payment of deferred financing costs	—	(50)
Common stock purchases	(889)	(1,430)
Proceeds from common stock issued	84	378

Net cash provided by financing activities	16,245	5,750

NET INCREASE IN CASH	25,568	22,992

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,894	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,462	$22,992

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
The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.
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

Stock Options
A summary of option activity under the Company’s stock incentive plans as of June 30, 2010 and changes during the six months then ended is presented below:

			Weighted Average	Aggregate
	Shares	Weighted Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2010	1,505	$7.83
Granted	55	5.66
Exercised	(30)	2.81
Forfeited	(70)	6.40
Expired	(72)	11.12

Outstanding at June 30, 2010	1,388	$7.75	2.09	$7

Exercisable at June 30, 2010	1,144	$7.99	1.40	$7

There were 55,000 stock options granted during the six months ended June 30, 2010. No options were granted during the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009, 30,000 and 45,000 stock options were exercised under the Company’s stock option plans during each period. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0.1 million and less than $0.1 million, respectively. The Company has historically reissued shares from treasury stock or registered shares from authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax benefit for the exercise of stock options and the lapse of restrictions on restricted (including elections under Internal Revenue Service section 83(b)) in the amount of $0.1 million was recognized for the six months ended June 30, 2010. A tax benefit for the exercise of stock options in the amount of $0.2 million was recognized for the six months ended June 30, 2009. Less than $0.1 million was recorded for excess tax benefits to capital in excess of par for the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, stock compensation expense for stock options was $0.4 million and $0.3 million, respectively.
Restricted Shares
During the six months ended June 30, 2010 and 2009, 26,664 and 37,795 restricted stock awards were granted. For the six months ended June 30, 2010 and 2009, stock compensation expense for restricted stock was $0.3 million for each period.
The fair value of nonvested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested restricted stock as of June 30, 2010, and changes during the six months then ended is presented below:

	Shares	Weighted Average
	(in thousands)	Grant-Date Fair Value
Nonvested at January 1, 2010	215	$9.91
Granted	27	5.61
Vested	(75)	9.13
Forfeited	(48)	11.49

Nonvested at June 30, 2010	119	$8.80

Stock Appreciation Rights (“SAR”s)
A summary of SARs activity under the Company’s stock incentive plans as of June 30, 2010 and changes during the six months then ended is presented below:

			Weighted Average	Aggregate
	Shares	Weighted Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2010	717	$9.60
Granted	—	—
Exercised	—	—
Forfeited	(109)	9.60
Expired	—	—

Outstanding at June 30, 2010	608	$9.60	3.01	$—

Exercisable at June 30, 2010	377	$9.60	2.13	$—

There were no SARS granted during the six months ended June 30, 2010. There were 8,719 SARs granted during the six months ended June 30, 2009. All SARs are to be settled in Company stock. For the six months ended June 30, 2010 and 2009, stock compensation expenses for SARs were $0.4 million for each period.
Unrecognized Compensation
As of June 30, 2010, there was $3.5 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $0.5 million related to stock options, $1.7 million related to stock appreciation rights and $1.3 million related to restricted stock awards. The cost for unrecognized compensation related to stock options, stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 1.95 years, 2.61 years, and 2.14 years, respectively.
4. Accounts Receivable
Accounts receivable consists of the following as of (in thousands):

	June 30,	December 31,
	2010	2009
Trade accounts receivable	$108,106	$143,541
Unbilled trade accounts receivable	13,456	32,784
Lease receivables, net	5,302	6,149
Finance receivables, net	12,951	21,626
Vendor and other receivables	3,576	6,392

Total accounts receivable	$143,391	$210,492
Less: Allowance for doubtful accounts	(109)	(223)
Sales return allowance	(245)	(674)

Accounts receivable, net	$143,037	$209,595

5. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	June 30,	December 31,
	2010	2009
Lease receivables, net	$3,264	$3,531
Finance receivables, net	27,127	28,041
Equity Investment in EyakTek	9,906	7,956
Other Assets	1,080	1,230

Long-term receivables and other assets	$41,377	$40,758

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
The Company recognized revenue of $16.9 million and $16.7 million for the three months ended June 30, 2010 and 2009, respectively, from sales-type leases and related transactions and $26.4 million and $32.7 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company had current and long-term outstanding lease and finance receivables of $52.8 million, compared with $63.3 million as of December 31, 2009.
The Company’s investments in lease receivables were as follows as of (in thousands):

	June 30,	December 31,
	2010	2009
Future minimum lease payments receivable	$9,702	$10,719
Unearned income	(1,136)	(1,039)

	$8,566	$9,680

The Company’s investment in finance receivables was as follows as of (in thousands):

	June 30,	December 31,
	2010	2009
Future minimum payments receivable	$43,101	$52,625
Unearned income	(3,023)	(2,958)

	$40,078	$49,667

7. Transferred Receivables and Financed Lease Debt
For the three months ended June 30, 2010 and 2009, the Company transferred gross financing receivables of $12.3 million and $6.6 million and $20.8 million and $9.1 million for the six months ended June 30, 2010 and 2009, respectively, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the three months ended June 30, 2010 and 2009, the Company received cash of $11.7 million and $5.2 million and recorded a gain on the sales of $0.5 million and $0.5 million, respectively. For the six months ended June 30, 2010 and 2009, the Company received cash of $19.7 million and $7.6 million and recorded a gain on the sales of $1.4 million and $0.5 million, respectively. The receivables are transferred non-recourse to third parties who accept all credit, interest, and termination risk from the underlying issuer. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.

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
As of June 30, 2010, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(38,763)

Total borrowing capacity	96,237
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(51,939)
Less: letters of credit	(2,432)

Total unused availability	$41,866

As of June 30, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, unused available credit thereunder of $41.9 million.
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
The financial covenants of the Credit Agreement require us, among other covenants, to:
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
Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of June 30, 2010. The Company currently relies on its Credit Agreement as its primary vehicle to finance its operations. If the Company fails to comply with any material provision or covenant of our Credit Agreement, it would be required to seek a waiver or amendment of covenants.

The Company defers loan financing costs and recognizes these costs throughout the term of the loans. During 2009, unamortized deferred financing costs of $1.5 million related to the terminated Credit Facility were written-off and recorded to interest expense. Also, the Company deferred $0.1 million of loan financing costs related to the new Credit Agreement in 2009. Deferred financing costs as of June 30, 2010 and December 31, 2009 were less than $0.1 million and $0.1 million, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following as of (in thousands):

	June 30,	December 31,
	2010	2009
Accrued commissions and bonuses	$1,680	$6,113
Accrued income taxes	—	2,864
Future contractual lease obligations	10,730	10,079
Other	6,268	7,071

Total accrued liabilities	$18,678	$26,127

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
For the three months ended June 30, 2010 and 2009, anti-dilutive employee stock options and SARs totaling 6,556 and 24,657 weighted-shares, respectively, were excluded from the calculation. Weighted unvested restricted stock awards totaling 16,887 and 25,007, respectively, have been excluded for the three months ended June 30, 2010 and 2009.
For the six months ended June 30, 2010 and 2009, anti-dilutive employee stock options and SARs totaling 10,649 and 29,450 weighted-shares, respectively, were excluded from the calculation. Weighted unvested restricted stock awards totaling 28,768 and 29,812, respectively, have been excluded for the six months ended June 30, 2010 and 2009.
The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic loss per share
Net loss	$(1,236)	$(310)	$(5,824)	$(4,190)
Weighted average shares outstanding	9,593	9,700	9,605	9,781

Basic loss per share	$(0.13)	$(0.03)	$(0.61)	$(0.43)

Diluted loss per share:
Net loss	$(1,236)	$(310)	$(5,824)	$(4,190)
Weighted average shares outstanding	9,593	9,700	9,605	9,781
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A	N/A	N/A

Weighted average shares and equivalents	9,593	9,700	9,605	9,781

Diluted loss per share	$(0.13)	$(0.03)	$(0.61)	$(0.43)

11. Income Taxes
The effective income tax rate benefit was 37.5% and 42.9% for the six months ended June 30, 2010 and 2009. The reduction in the tax rate benefit from 2009 to 2010 was due to non-deductible stock expense during the six months ended June 30, 2010 that did not occur in the same period in 2009.
As of June 30, 2010 and December 31, 2009, GTSI had $0.1 million and $0.2 million, respectively, of total unrecognized tax benefits most of which would reduce its effective tax rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of June 30, 2010 and December 31, 2009. During the first six months of 2010, the amount accrued for interest decreased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2010 and beyond.
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

	Six Months Ended
	June 30,
	2010	2009
Accrued warranties at beginning of period	$215	$155
Charges made against warranty liabilities	(15)	(3)
Adjustments to warranty reserves	(1)	(4)
Accruals for additional warranties sold	8	24

Accrued warranties at end of period	$207	$172

Maintenance Warranties
Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Deferred warranty revenue at beginning of period	$798	$221
Deferred warranty revenue recognized	(419)	(221)
Revenue deferred for additional warranties sold	445	269

Deferred warranty revenue at end of period	$824	$269

Letters of Credit
The Company provided a letter of credit in the amount of $2.4 million as of June 30, 2010 and December 31, 2009 for its office space lease signed in December 2007.

As of December 31, 2009, the Company had an outstanding letter of credit in the amount of $2.7 million to guarantee the performance by the Company of its obligations under specific customer contracts. During the three months ended June 30, 2010, this letter of credit was no longer required and was returned to the financial institution.
Employment Agreements
GTSI has change in control agreements with 12 executives and key employees, and severance agreements with 6 executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of June 30, 2010, no accruals have been recorded for these agreements.
Contingencies
Currently, and from time to time, GTSI is involved in litigation incidental to the conduct of its business. As of June 30, 2010, GTSI is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect on GTSI’s financial position or results of operations.
13. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“EyakTek”) and acquired a 37% ownership of EyakTek. GTSI is not the primary beneficiary of this VIE because the Company does not control, through voting rights or other means, EyakTek. The investment balance is included in the long-term receivables and other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets and represents the maximum exposure to the Company. The investment in EyakTek is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. At June 30, 2010 and December 31, 2009, the investment balance for EyakTek was $9.9 million and $8.0 million, respectively, and for the six months ended June 30, 2010 and 2009, equity in earnings was $3.9 million and $2.9 million, respectively.
GTSI recognized sales to Eyak and its wholly owned subsidiary of $13.3 million and $0.3 million for the three months ended and $18.4 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. GTSI receives a fee from Eyak based on sales from products sold at cost by GTSI to Eyak. Fees recorded by the Company, which are recognized when Eyak sells to third party customers, are less than $0.1 million and $0.1 million for the three months ended and $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.
The following table summarizes EyakTek’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	Three Months June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Revenues	$106,769	$91,096	$201,254	$161,819
Gross margin	$13,150	$11,667	$22,342	$18,544
Net income	$6,449	$5,715	$10,428	$7,882

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
Summarized below are some of the possible material trends, demands, commitments, events and uncertainties currently facing the Company:
•	In the near term, we face some uncertainties due to the current business environment. We have experienced a longer contracting process with Federal Government’s Department of Defense agencies, which is one of our traditionally stronger markets. This delay, along with an overall decrease in Federal Government IT spending could have a negative impact on our financial condition, operating performance, revenue, income or liquidity.
•	A shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or to decide not to exercise options to renew contracts.
•	With the Sun/Oracle merger and the continued consolidation within the OEM market place, we are likely to see continued pricing pressure from our partners in the market place.
The Company’s financial results for the six months ended June 30, 2010 were negatively impacted by various government agencies spending trends, the weak economy, continued consolidation within the OEM market place, competitive pricing pressures and weak sales activity in certain pockets of the hardware and software commodity segments. During the second quarter of 2010, the Company continued reducing its exposure to costs in non-core assets by terminating its healthcare solutions and human resource practices.
During the six months ended June 30, 2010, the Company has been reviewing the organization’s various divisions and departments and reducing/adding personnel as the Company determines the right level of employees to support the business operations. Management feels that the current employee level of 550 employees, as of July 30, 2010, is the appropriate level at this time. The Company had 615 employees as of February 26, 2010. For the three and six months ended June 30, 2010, the Company recorded severance related costs, which are included in SG&A, of $0.3 million and $0.4 million, respectively. As of June 30, 2010, the Company had $0.1 million in accrued severance, which is expected to be paid out during the three months ended September 30, 2010. We will continue to aggressively manage and reduce operating expenses where possible.

For the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009:
•	Total sales decreased $29.6 million.

•	Gross margin decreased $5.6 million.

•	Selling, General & Administrative expenses decreased $2.8 million.

•	Interest and other income increased $1.2 million.

•	Loss before income taxes increased $1.6 million.

•	Cash used in operations increased $11.7 million.
For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:
•	Total sales decreased $71.8 million.

•	Gross margin decreased $7.7 million.

•	Selling, General & Administrative expenses decreased $3.4 million.

•	Interest and other income increased $2.3 million.

•	Loss before income taxes increased $2.0 million.

•	Cash provided by operations decreased $8.4 million.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.1%	86.0%	86.9%	87.5%

Gross margin	12.9%	14.0%	13.1%	12.5%
Selling, general, and administrative expenses	16.0%	14.8%	18.5%	15.3%

Loss from operations	(3.1)%	(0.8)%	(5.4)%	(2.8)%
Interest and other income, net	1.6%	0.6%	1.4%	0.4%

Loss before taxes	(1.5)%	(0.2)%	(4.0)%	(2.4)%
Income tax benefit	0.6%	0.1%	1.5%	1.0%

Net loss	(0.9)%	(0.1)%	(2.5)%	(1.4)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended				Six months ended
	June 30,				June 30,
Sales by Type	2010		2009		2010		2009
Hardware	$95.1	70.4%	$114.1	69.4%	$167.9	70.9%	$192.6	62.4%
Software	25.8	19.1%	35.7	21.7%	41.8	17.6%	85.0	27.5%
Service	12.0	8.9%	12.6	7.6%	22.7	9.6%	26.9	8.7%
Financing	2.1	1.6%	2.2	1.3%	4.5	1.9%	4.2	1.4%

Total	$135.0	100.0%	$164.6	100.0%	$236.9	100.0%	$308.7	100.0%

	Three months ended				Six months ended
Sales by Vendor	June 30,				June 30,
(based on YTD 2010 sales)	2010		2009		2010		2009
Cisco	$35.4	26.2%	$24.2	14.7%	$56.4	23.8%	$36.1	11.7%
Oracle	23.0	17.0%	23.9	14.5%	32.1	13.6%	30.9	10.0%
Dell	14.2	10.5%	9.3	5.7%	26.7	11.3%	21.9	7.1%
Hewlett Packard	9.9	7.3%	9.1	5.5%	23.3	9.8%	19.8	6.4%
Panasonic	5.3	3.9%	12.6	7.7%	10.7	4.5%	22.8	7.4%
Others, net of reserves and adjustments	47.2	35.1%	85.5	51.9%	87.7	37.0%	177.2	57.4%

Total	$135.0	100.0%	$164.6	100.0%	$236.9	100.0%	$308.7	100.0%

Three Months Ended June 30, 2010 Compared With the Three Months Ended June 30, 2009
Sales
Total sales, consisting of product, service and financing revenue, decreased $29.6 million, or 18.0% from $164.6 million for the three months ended June 30, 2009 to $135.0 million for the three months ended June 30, 2010. The sales activity of each of the three product lines are discussed below.

Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales decreased $28.9 million, or 19.3%, from $149.9 million for the three months ended June 30, 2009 to $120.9 million for the three months ended June 30, 2010. Product revenue as a percent of total revenue decreased 1.6% from 91.1% for the three months ended June 30, 2009 to 89.5% for the three months ended June 30, 2010. During the three months ended June 30, 2010, the Company continued to be impacted by an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy, weak sales activity in certain pockets of the hardware and software commodity segments, and several large software orders that closed during the three months ended June 30, 2009. Hardware sales decreased $19.0 million, from $114.1 million for the three months ended June 30, 2009 to $95.1 million for the three months ended June 30, 2010. In particular, hardware sales during the three months ended June 30, 2010 to the Army and Navy, decreased by approximately $11 million and $8 million, respectively, two of our largest Department of Defense customers. Software sales decreased $9.9 million, from $35.7 million for the three months ended June 30, 2009 to $25.8 million for the three months ended June 30, 2010, partially due to decreased software sales to the Marines of approximately $5 million during the three months ended June 30, 2010.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $21.0 million and $31.8 million for the three months ended June 30, 2009 and 2010, respectively. Service revenue decreased $0.6 million, or 4.9% from $12.6 million for the three months ended June 30, 2009 to $12.0 million for the three months ended June 30, 2010. The decrease in service revenue is a result of decreased sales of delivered services, integration and support services. Delivered service revenue decreased $0.2 million, from $9.0 million for the three months ended June 30, 2009 to $8.8 million for the three months ended June 30, 2010. Service revenue as a percent of total revenue increased 1.3% from 7.6% for the three months ended June 30, 2009 to 8.9% for the three months ended June 30, 2010.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue decreased $0.1 million, or 0.5%, from $2.2 million for the three months ended June 30, 2009 to $2.1 million for the three months ended June 30, 2010.
Although we offer our customers access to products from hundreds of vendors, 64.9% of our total sales in the second quarter of 2010 were products from five vendors; Cisco was our top vendor in the second quarter of 2010 with sales of $35.4 million. Sales from these five vendors increased by $8.7 million, or 11.0% for the three months ended June 30, 2010, mainly due to increased activity with Cisco. As a percent of total sales the second quarter of 2010 top five vendors increased 16.8 percentage points to 64.9% for the three months ended June 30, 2010 from 48.1% for the three months ended June 30, 2009. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. In 2010, we consider Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, NetApp, Dell, Citrix and Hitachi as our strategic partners.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $5.6 million, or 24.2%, from $23.0 million for the three months ended June 30, 2009 to $17.4 million for the three months ended June 30, 2010. As a percentage of total sales, gross margin for the three months ended June 30, 2010 decreased 1.1% percentage points from the three months ended June 30, 2009. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $5.0 million, or 30.0%, from $16.7 million for the three months ended June 30, 2009 to $11.7 million for the three months ended June 30, 2010. During the three months ended June 30, 2010, the Company’s gross margin was impacted by various government agencies spending trends, an overall decrease in hardware and software revenue, weak sales activity with two of our largest Department of Defense customers, continued pricing pressures from Oracle and our other partners, and several large software orders that closed during the three months ended June 30, 2009. Product gross margin as a percentage of sales decreased 1.5 percentage points from 11.1% for the three months ended June 30, 2009 to 9.6% for the three months ended June 30, 2010. The decrease in product gross margin was negatively impacted by $1.2 million lower gross margin for the three months ended June 30, 2010 from strategic partner programs as compared to the same period of 2009.

Service gross margin decreased $0.6 million, or 12.2%, from $4.9 million for the three months ended June 30, 2009 to $4.3 million for the three months ended June 30, 2010. Service gross margin as a percentage of sales decreased 2.9 percentage points from 39.2% for the three months ended June 30, 2009 to 36.3% for the three months ended June 30, 2010. These gross margin decreases were driven by lower revenue and gross margin in delivery and support services for the three months ended June 30, 2010 as compared to the same period in 2009.
Financing gross margin increased $0.1 million, or 1.7% from $1.4 million for the three months ended June 30, 2009 to $1.5 million for the three months ended June 30, 2010. Gross margin as a percentage of sales increased 1.5 percentage points from 66.4% for the three months ended June 30, 2009 to 67.9% for the three months ended June 30, 2010.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended June 30, 2010, SG&A expenses decreased $2.8 million, or 11.4% from the same period in 2009. SG&A as a percentage of sales increased to 16.0% in the second quarter of 2010 from 14.8% for the same period in 2009. The decrease in SG&A expenses was mainly due to lower personnel related costs of $2.4 million attributed to lower margins resulting in a $1.6 million reduction of incentive and commission compensation expense and lower salary and related costs of $1.1 million due to lower headcount in 2010 as compared to prior year; partially offset by $0.3 million of severance related costs during the three months ended June 30, 2010.
Interest and Other Income, Net
Interest and other income, net, for the three months ended June 30, 2010 was $2.1 million as compared $0.9 million for the same period in 2009. The improvement in interest income, net, was due to deferred financing costs written off in 2009 and higher equity income from affiliates in 2010; partially offset by a settlement of a legal matter in 2009. During the second quarter of 2009 the old Credit Facility was terminated and the related unamortized deferred financing costs of $1.5 million were written-off to interest expense. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $0.3 million in 2010 compared with prior year.
Income Taxes
GTSI had losses of $2.1 million and $0.5 million before income taxes for the three months ended June 30, 2010 and 2009, respectively.
For the three months ended June 30, 2010, an income tax benefit of $0.8 million was recognized as it is management’s assessment under ASC 740, Income Taxes (“ASC 740”) that there is sufficient evidence to record the tax benefit on the year to date loss. The income tax benefit includes less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices which was fully offset by a decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
For the three months ended June 30, 2009, an income tax benefit of $0.2 million was recognized as it is management’s assessment under ASC 740 that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such benefit was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
Six Months Ended June 30, 2010 Compared With the Six Months Ended June 30, 2009
Sales
Total sales, consisting of product, service and financing revenue, decreased $71.8 million, or 23.3% from $308.7 million for the six months ended June 30, 2009 to $236.9 million for the six months ended June 30, 2010. The sales activity of each of the three product lines are discussed below.

Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales decreased $67.9 million, or 24.5%, from $277.6 million for the six months ended June 30, 2009 to $209.7 million for the six months ended June 30, 2010. Product revenue as a percent of total revenue decreased 1.4% from 89.9% for the six months ended June 30, 2009 to 88.5% for the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company continued to be impacted by an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy, weak sales activity in certain pockets of the hardware and software commodity segments, and several large software orders that closed during the six months ended June 30, 2009. Hardware sales decreased $24.7 million, from $192.6 million for the six months ended June 30, 2009 to $167.9 million for the six months ended June 30, 2010. In particular, hardware sales during the six months ended June 30, 2010 to the Army and Navy, decreased by approximately $24 million and $9 million, respectively, two of our largest Department of Defense customers. Software sales decreased $43.2 million, from $85.0 million for the six months ended June 30, 2009 to $41.8 million for the six months ended June 30, 2010, partially due to decreased software sales to the Marines of approximately $19 million during the six months ended June 30, 2010.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $49.4 million and $66.0 million for the six months ended June 30, 2009 and 2010, respectively. Service revenue decreased $4.2 million, or 15.6% from $26.9 million for the six months ended June 30, 2009 to $22.7 million for the six months ended June 30, 2010. The majority of the decrease in service revenue is a result of decreased sales of delivered services where we have experienced a more competitive market resulting in less overall projects in 2010. Delivered service revenue decreased $3.4 million, from $20.1 million for the six months ended June 30, 2009 to $16.7 million for the six months ended June 30, 2010. Service revenue as a percent of total revenue increased 0.9% from 8.7% for the six months ended June 30, 2009 to 9.6% for the six months ended June 30, 2010.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue increased $0.3 million, or 6.9%, from $4.2 million for the six months ended June 30, 2009 to $4.5 million for the six months ended June 30, 2010; due to increased new lease sales of $1.2 million that were properly securitized under ASC 860; partially offset by $0.6 million decrease in lease residual sales and $0.4 million decrease in annuity streams of in-house leases.
Although we offer our customers access to products from hundreds of vendors, 63.0% of our total sales in the first six months of 2010 were products from five vendors; Cisco was our top vendor in the first six months of 2010 with sales of $56.4 million. Sales from these five vendors increased by $17.7 million, or 13.5%, for the first six months of 2010, mainly due to increased activity with Cisco. As a percent of total sales the first six months of 2010 top five vendors increased 20.4 percentage points to 63.0% for the first six months 2010 from 42.6% for the first six months of 2009.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $7.7 million, or 19.9%, from $38.7 million for the six months ended June 30, 2009 to $31.0 million for the six months ended June 30, 2010. As a percentage of total sales, gross margin for the six months ended June 30, 2010 increased 0.6% percentage points from the six months ended June 30, 2009. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $5.7 million, or 22.1%, from $25.6 million for the six months ended June 30, 2009 to $19.9 million for the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company’s gross margin was impacted by various government agencies spending trends, an overall decrease in hardware and software revenue, weak sales activity with two of our largest Department of Defense customers, continued pricing pressures from Oracle and our other partners, and several large software orders that closed during the six months ended June 30, 2009. The decrease in product gross margin was negatively impacted by $1.4 million lower gross margin for the six months ended June 30, 2010 from strategic partner programs as compared to the same period of 2009. Product gross margin as a percentage of sales increased 0.3 percentage points from 9.2% for the six months ended June 30, 2009 to 9.5% for the six months ended June 30, 2010.

Service gross margin decreased $1.9 million, or 18.7%, from $9.9 million for the six months ended June 30, 2009 to $8.1 million for the six months ended June 30, 2010. Service gross margin as a percentage of sales decreased 1.4 percentage points from 37.0% for the six months ended June 30, 2009 to 35.6% for the six months ended June 30, 2010. These gross margin decreases were driven by lower revenue and gross margin in delivery and support services for the six months ended June 30, 2010 as compared to the same period in 2009.
Financing gross margin decreased $0.2 million, or 6.5% from $3.2 million for the six months ended June 30, 2009 to $3.0 million for the six months ended June 30, 2010 due to decreased revenue on lease residual sales and lower annuity streams of in-house leases during the six months ended June 30, 2010 as compared to the same period in 2009; partially offset by an increase in the sale of leases that were properly securitized. Gross margin as a percentage of sales decreased 9.4 percentage points from 75.2% for the six months ended June 30, 2009 to 65.8% for the six months ended June 30, 2010, due to an increase in new lease sales for the six months ended June 30, 2010, which generally have a lower gross margin percentage than other financing activities.
Selling, General & Administrative Expenses (“SG&A”)
During the six months ended June 30, 2010, SG&A expenses decreased $3.4 million, or 7.3% from the same period in 2009. SG&A as a percentage of sales increased to 18.5% in the first six month of 2010 from 15.3% for the same period in 2009. The decrease in SG&A expenses was mainly due to lower personnel related costs of $2.8 million attributed to lower margins resulting in a $2.1 million reduction of incentive and commission compensation expense and lower salary and related costs of $0.8 million due to lower headcount in 2010 as compared to prior year; partially offset by $0.4 million of severance related costs during the six months ended June 30, 2010.
Interest and Other Income, Net
Interest and other income, net, for the six months ended June 30, 2010 was $3.6 million as compared $1.3 million for the same period in 2009. The improvement in interest income, net, was due to deferred financing costs written off in 2009 and higher equity income from affiliates in 2010; partially offset by a settlement of a legal matter in 2009. During the second quarter of 2009 the old Credit Facility was terminated and the related unamortized deferred financing costs of $1.5 million were written-off to interest expense. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $0.9 million in 2010 compared with prior year.
Income Taxes
GTSI had losses of $9.3 million and $7.3 million before income taxes for the six months ended June 30, 2010 and 2009, respectively.
For the six months ended June 30, 2010, an income tax benefit of $3.5 million was recognized as it is management’s assessment under ASC 740, Income Taxes (“ASC 740”) that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax benefit of less than $0.1 million for the decrease in accrued interest and penalties for uncertain tax positions due to the expiration of applicable statute of limitations. The $3.5 million tax benefit includes an offset $0.3 million expense for non-deductible stock option expense.
For the six months ended June 30, 2009, an income tax benefit of $3.1 million was recognized as it is management’s assessment under ASC 740 that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such benefit was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
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
Liquidity and Capital Resources
Cash flows for the three months ended June 30,

(in millions)	2010	2009	Change

Cash provided by operating activities	$9.6	$17.9	$(8.3)
Cash used in investing activities	$(0.2)	$(0.7)	$0.5
Cash provided by financing activities	$16.2	$5.8	$10.4
During the six months ended June 30, 2010, our cash balance increased $25.6 million from our December 31, 2009 balance. The non-interest bearing advances under our Credit Agreement, which are classified as Accounts Payable — floor plan on our consolidated balance sheets, are included as a financing activity on our Unaudited Condensed Consolidated Statements of Cash Flows.
Cash provided by operating activities for the six months ended June 30, 2010 was $9.6 million, a decrease of $8.3 million compared to the same period last year. The decrease was primarily due to a $49.3 million decrease in accounts payable for the six months ended June 30, 2010, as compared to a $4.7 million decrease in accounts payable for the same period in 2009; partially offset by a $66.6 million decrease in accounts receivable for the six months ended June 30, 2010, as compared to a $40.5 million decrease in accounts receivable for the same period in 2009 and a $4.9 million decrease in inventory for the six months ended June 30, 2010, as compared to a $5.3 million increase in inventory for the same period in 2009.
Cash used in investing activities for the six months ended June 30, 2010 was $0.2 million, a decrease of $0.5 million as compared with the same period in 2009. This decrease was due to higher purchases of assets in 2009 related to GTSI’s Enterprise Management System.
Cash used in financing activities for the six months ended June 30, 2010 was $16.2 million, an increase of $10.4 million as compared to $5.8 million for the same period in 2009. The increase was due to $17.1 million net floor plan advances under the Credit Agreement for the six months ended June 30, 2010, $22.4 million net repayments for the six months ended June 30, 2009 under the Credit Facility that was terminated in May 2009; partially offset by $29.2 million net floor plan advances under the Credit Agreement for the six months ended June 30, 2009, and common stock purchases of $0.9 million during the six months ended June 30, 2010 as compared to $1.4 million of common stock purchases during the six months ended June 30, 2009.
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

As of June 30, 2010, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(38,763)

Total borrowing capacity	96,237
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(51,939)
Less: letters of credit	(2,432)

Total unused availability	$41,866

As of June 30, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, unused available credit there under of $41.9 million.
The Credit Agreement contains customary covenants that the Company is required to meet. The Company was in compliance with all financial and informational covenants as set forth in the Credit Agreement as of June 30, 2010. The Company currently relies on its Credit Agreement as its primary vehicle to finance its operations. If the Company fails to comply with any material provision or covenant of our Credit Agreement, it would be required to seek a waiver or amendment of covenants.
Liquidity
Our working capital as of June 30, 2010 decreased approximately $3.4 million from our working capital at December 31, 2009. GTSI’s current assets decreased $42.3 million as of June 30, 2010 when compared to our December 31, 2009 balance. This decrease is due to a decrease in accounts receivable of $66.6 million which was partially offset by an increase in cash of $25.6 million. The decrease in accounts receivable is due to the normal seasonality of our business coupled with weaker sales for the six months ended June 30, 2010. The increase in cash is due to the use of the Credit Agreement’s non-interest bearing floor plan arrangement along with better cash management and collection efforts. Current liabilities decreased $38.9 million due to a decrease in accounts payable of $49.3 million partially offset by an increase in accounts payable — floor plan of $17.1 million mainly due to the seasonality of our business.
During the second quarter of 2009, the Company began using the extended channel financing arrangement in the Credit Agreement for inventory financing and working capital requirements. Our balance outstanding as of June 30, 2010 under this program was $51.9 million with additional availability of $41.9 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of June 30, 2010, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $30.0 million with additional availability of $51.1 million.
On June 8, 2009, our Board of Directors authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million (the “Program”). During the three months ended June 30, 2010, 76,479 shares have been repurchased under the Program at an average market price of $5.95 per share.
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
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. Our Credit Agreement with CPC matures on May 27, 2011. We are currently discussing an extension with CPC with similar terms and expect to have in place a new agreement or extension to the current agreement in place prior to its maturity in 2011. We anticipate that we will continue to rely primarily on operating cash flow, vendor credit and our Credit Agreement to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our anticipated cash requirements for operations over the next 12 months.

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
SEC Comment Letter
On June 7, 2010, we received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”), regarding our Form 10-K for the year ended December 31, 2009, Form 10-Q for the quarterly period ended March 31, 2010 and Form 8-K filed May 11, 2010. The SEC comments included questions regarding: (i) filing of material contracts under Regulation S-K, (ii) management discussion and analysis of overall material trends, demands, commitments, events and uncertainties, along with expanding explanations for changes in revenue and gross margin, (iii) executive compensation and (iv) 8-K filings.
On June 28, 2010, we filed our response. On July 14, 2010, we received a letter from the Staff with one follow-up question for which we filed a response on July 26, 2010. While we do not believe that there are any material open items, since this matter has not been resolved with the Staff we have no assurance that no material open item exists.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI is exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less with high credit quality financial institutions. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. At times such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.
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
Our results of operations may be affected by changes in interest rates due to the impact those changes have on any borrowings under our Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of June 30, 2010 and December 31, 2009, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $41.9 and $82.9 million, respectively. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.
Long-term debt includes amounts related to lease transactions, which is disclosed in Note 7 as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. A change in interest rates would result in no additional interest expense related to financed lease debt. We had no long-term debt and long-term financed lease debt as of June 30, 2010 and December 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. We believe the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.
Further, from time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. We believe, based upon current information, that the outcome of any such government investigations will not have a material adverse effect on our financial position.
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
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
On December 19, 2008, the Company’s Board of Directors (the “Board”) authorized a program for periodic purchases of GTSI common stock over a 24 month period in an aggregate amount not to exceed two million shares. On June 8, 2009, the Board authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. The following table sets forth the purchases of our common stock we made during the three months ended June 30, 2010:

	(a)		Total Number of	Maximum Dollar
	Total		Shares Purchased	Value of Shares
	Number	Average	as Part of	that May Yet Be
	of Share	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

April 1 to April 30	31,657	$5.83	31,657	$2,115,024
May 1 to May 31	27,622	$6.29	27,328	$1,943,065
June 1 to June 30	17,494	$5.64	17,494	$1,844,384

	76,773	$5.95	76,479

(a)	The May purchases include 294 shares surrendered to cover the tax withholding obligation with respect to the vesting of 911 restricted stock awards.

Item 3. Defaults Upon Senior Securities
None.
Item 4. RESERVED
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

Date: August 5, 2010	/s/ SCOTT W. FRIEDLANDER Scott W. Friedlander
President and Chief Executive Officer

Date: August 5, 2010	/s/ PETER WHITFIELD Peter Whitfield
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)