Form 10-K/A
period 2009-12-31
GTSI CORP
filed 2010-09-10
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment 1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of GTSI Corp. (“GTSI” or the “Company”) amends the Company’s Annual Report on Form 10-K for the 12 months ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 5, 2010 (“Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of correcting Pricewaterhouse Coopers LLP’s audit report to reflect the three years covered by the audit report from the two years previously indicated, along with the consent from Pricewaterhouse Coopers LLP and Aronson & Company (Exhibit 23.1 & 23.2).

CONTENTS

Page
PART II

Item 8. Financial Statements and Supplementary Data	1

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	28

Item 9A. Controls and Procedures	28

Item 9B. Other Information	28

PART IV

Item 15. Exhibits, Financial Statement and Schedules	29

Signatures	30

Schedule II Valuation and Qualifying Accounts	31

Exhibit Index	32

Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders
of GTSI Corp.:
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statement of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of GTSI Corp. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Eyak Technology, LLC, an investment accounted for under the equity method, for which GTSI Corp. reflected other assets of $8.0 million and $5.3 million as of December 31, 2009 and 2008, respectively, and reflected income from affiliate of $8.3 million, $4.9 million, and $3.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. The financial statements of Eyak Technology, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Eyak Technology, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
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
19. Event (Unaudited) Subsequent to the Date of the Independent Auditor’s Report
By letter dated May 24, 2010 the U.S. Small Business Administration (“SBA”) advised Eyak Technology, LLC (“EyakTek”) that its request for a voluntary early graduation from the SBA’s Business Development Program under Section 8(a) of the Small Business Act (“Section 8(a) BD Program”) was approved, effective May 10, 2010. EyakTek’s operating agreement provides that EyakTek shall dissolve and commence winding up and liquidating upon its graduation from the Section 8(a) BD Program, unless EyakTek’s members by an affirmative vote of at least 65% of the membership interests decide to continue EyakTek’s business operations. While GTSI has not yet voted its 37% EyakTek membership interests to continue EyakTek’s business operations such operations have continued since EyakTek’s graduation from the Section 8(a) BD Program and GTSI expects that EyakTek’s members will resolve this matter.

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
Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.
By:	/s/ SCOTT W. FRIEDLANDER
Scott W. Friedlander
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 10, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ SCOTT W. FRIEDLANDER	President and Chief Executive Officer	September 10, 2010

Scott W. Friedlander	(Principal Executive Officer)

/s/ PETER WHITFIELD	Senior Vice President and	September 10, 2010

Peter Whitfield	Chief Financial Officer (Principal Financial and Accounting Officer)

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