Form 10-Q/A
period 2010-03-31
GTSI CORP
filed 2010-09-10
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment 1
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as May 7, 2010 was 9,608,808.

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of GTSI Corp. (“GTSI” or the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission on May 14, 2010 (“Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of changing our filing status from non-accelerated filer to smaller reporting company. We improperly identified our filing status on the Original Filing as non-accelerated filer. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to May 14, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.
Date: September 10, 2010	/s/ SCOTT W. FRIEDLANDER
Scott W. Friedlander
President and Chief Executive Officer

Date: September 10, 2010	/s/ PETER WHITFIELD
Peter Whitfield
Senior Vice President and Chief Financial Officer

24

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Transition Agreement dated as of January 20, 2010 between James J. Leto and GTSI Corp. * (1)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (2)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated January 13, 2010.

(2)	Incorporated by reference to the Registrant’s current report on Form 10-Q for the quarter ended March 31, 2010.

25