Form 10-Q
period 2010-09-30
GTSI CORP
filed 2010-11-15
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34871
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as November 10, 2010 was 9,614,323.

GTSI Corp.
Form 10-Q for the Quarter Ended September 30, 2010
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,286	$7,894
Accounts receivable, net	195,843	209,595
Inventory	19,202	13,477
Deferred costs	3,270	1,807
Other current assets	2,433	4,140

Total current assets	238,034	236,913
Depreciable assets, net	8,381	10,960
Long-term receivables and other assets	38,734	40,758

Total assets	$285,149	$288,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,053	$109,723
Accounts payable — floor plan	54,694	34,889
Financed lease debt, current portion	85	831
Accrued liabilities	23,547	26,127
Deferred revenue	3,252	3,176

Total current liablilites	169,631	174,746
Other liabilities	18,543	17,598

Total liabilities	188,174	192,344

Commitments and contingencies (See Note 12)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,077,724 issued and 9,611,022 outstanding at September 30, 2010; and 10,119,038 issued and 9,637,676 outstanding at December 31, 2009	50	50
Capital in excess of par value	53,723	52,698
Retained earnings	45,035	44,925
Treasury stock, 364,078 shares at September 30, 2010 and 277,850 shares at December 31, 2009, at cost	(1,833)	(1,386)

Total stockholders’ equity	96,975	96,287

Total liabilities and stockholders’ equity	$285,149	$288,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

SALES
Product	$208,797	$189,234	$418,456	$466,822
Service	15,907	13,985	38,581	40,835
Financing	12,663	6,465	17,191	10,700

	237,367	209,684	474,228	518,357

COST OF SALES
Product	189,092	169,550	378,833	421,566
Service	10,968	8,745	25,571	25,669
Financing	7,519	2,475	9,068	3,525

	207,579	180,770	413,472	450,760

GROSS MARGIN	29,788	28,914	60,756	67,597

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	20,592	23,836	64,452	71,128

INCOME (LOSS) FROM OPERATIONS	9,196	5,078	(3,696)	(3,531)

INTEREST AND OTHER INCOME, NET
Interest and other income	57	140	131	985
Equity income from affiliates	2,170	2,020	6,029	4,960
Interest expense	(160)	(181)	(516)	(2,694)

Interest and other income, net	2,067	1,979	5,644	3,251

INCOME (LOSS) BEFORE INCOME TAXES	11,263	7,057	1,948	(280)

INCOME TAX EXPENSE	(5,329)	(3,236)	(1,838)	(89)

NET INCOME (LOSS)	$5,934	$3,821	$110	$(369)

EARNINGS (LOSS) PER SHARE
Basic	$0.62	$0.40	$0.01	$(0.04)

Diluted	$0.62	$0.39	$0.01	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,603	9,651	9,604	9,737

Diluted	9,629	9,787	9,653	9,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$110	$(369)
Adjustments to reconcile net income (loss) to net cash used in operating activities

Depreciation and amortization	2,897	2,875
Loss on sale of depreciable assets	36	135
Stock-based compensation	1,556	1,662
Tax impact from stock-based compensation	—	(1,321)
Equity income, net of distributions in 2010 and 2009 of $3,630 and $3,054, respectively	(2,399)	(1,905)
Changes in operating assets and liabilities:
Accounts receivable	13,007	(32,408)
Inventory	(5,725)	(7,877)
Other assets	4,610	(21,934)
Accounts payable	(21,669)	9,643
Accrued liabilities	(2,580)	3,707
Other liabilities	1,017	27,680

Net cash used in operating activities	(9,140)	(20,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(295)	(1,016)

Net cash used in investing activities	(295)	(1,016)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments under credit facility, net	—	(22,387)
Borrowings on floor plan, net	19,804	60,250
Payment of deferred financing costs	—	(50)
Common stock purchases	(945)	(1,847)
Proceeds from common stock issued	221	521
Tax impact from stock-based compensation	(253)	—

Net cash provided by financing activities	18,827	36,487

NET INCREASE IN CASH	9,392	15,359

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,894	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,286	$15,359

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
The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.
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

3. Accounts Receivable
Accounts receivable consists of the following as of (in thousands):

	September 30, 2010	December 31, 2009
Trade accounts receivable	$144,147	$143,541
Unbilled trade accounts receivable	22,538	32,784
Lease receivables, net	4,560	6,149
Finance receivables, net	18,982	21,626
Vendor and other receivables	6,550	6,392

Total accounts receivable	$196,777	$210,492
Less: Allowance for doubtful accounts	(205)	(223)
Sales return allowance	(729)	(674)

Accounts receivable, net	$195,843	$209,595

4. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	September 30, 2010	December 31, 2009
Lease receivables, net	$2,864	$3,531
Finance receivables, net	24,630	28,041
Equity Investment in EyakTek	10,355	7,956
Other Assets	885	1,230

Long-term receivables and other assets	$38,734	$40,758

5. Lease and Other Receivables
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
The Company recognized revenue of $12.6 million and $30.9 million for the three months ended September 30, 2010 and 2009, respectively, from sales-type leases and related transactions and $26.4 million and $63.6 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company had current and long-term outstanding lease and finance receivables of $51.0 million, compared with $59.3 million as of December 31, 2009.
The Company’s investments in lease receivables were as follows as of (in thousands):

	September 30, 2010	December 31, 2009
Future minimum lease payments receivable	$8,142	$10,719
Unearned income	(718)	(1,039)

	$7,424	$9,680

The Company’s investment in finance receivables was as follows as of (in thousands):

	September 30, 2010	December 31, 2009
Future minimum payments receivable	$46,474	$52,625
Unearned income	(2,862)	(2,958)

	$43,612	$49,667

6. Transferred Receivables and Financed Lease Debt
The Company transferred gross financing receivables of $19.1 million and $31.1 million for the three months ended September 30, 2010 and 2009, and $39.9 million and $40.2 million for the nine months ended September 30, 2010 and 2009, respectively, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the three months ended September 30, 2010 and 2009, the Company received cash of $18.1 million and $30.4 million and recorded a profit on the sales of $3.7 million and $3.0 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company received cash of $38.3 million and $38.0 million and recorded a profit on the sales of $4.7 million and $3.5 million, respectively. The receivables are transferred non-recourse to third parties who accept all credit, interest, and termination risk from the underlying issuer. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.
7. Credit Facility and Credit Agreement
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
As of September 30, 2010, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(9,670)

Total borrowing capacity	125,330
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(54,694)
Less: letters of credit	(2,432)

Total unused availability	$68,204

As of September 30, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, unused available credit there under of $68.2 million.
The Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) purchase our common stock; (d) make certain restricted payments (including cash dividends), purchase other businesses or investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to our corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.

The financial covenants of the Credit Agreement require us, among other covenants, to:
•	Maintain Tangible Net Worth not less than or equal to $45 million as of the end of each fiscal month
•	Maintain Ratio of Total Liabilities to Tangible Net Worth not greater than 5.25 to 1.00 as of the end of each fiscal month
•	Maintain Current Ratio not less than (a) 1.20 to 1.00 as of the last business day of the fiscal months of January, February, March, April, May, June, October, November and December and (b) 1.15 to 1.00 as of the last business day of the fiscal months of July, August and September
•	Maintain minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as of the end of each fiscal month.
Furthermore, the Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants in the Credit Agreement as of September 30, 2010. The Company currently relies on its Credit Agreement as its primary vehicle to finance its operations. If the Company fails to comply with any material covenant or other provision of its Credit Agreement, it would be required to seek a waiver or amendment of covenants.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. During 2009, unamortized deferred financing costs of $1.5 million related to the terminated Credit Facility were written-off and recorded to interest expense. Also, the Company deferred $0.1 million of loan financing costs related to the new Credit Agreement in 2009. Deferred financing costs as of September 30, 2010 and December 31, 2009 were less than $0.1 million and $0.1 million, respectively.
On October 1, 2010, GTSI received a notice from the Small Business Administration (“SBA”) that the SBA was temporarily suspending GTSI from any future contract awards from the federal government. The temporary suspension issued by the SBA caused a potential violation of the Company’s credit agreement under Section 12.8 (No Material Proceedings). Between October 13 to October 19, 2010, the Company worked with its lenders, Castle Pines Capital LLC and Wells Fargo Capital Finance LLC, to modify the credit agreement in conjunction with negotiating the administrative agreement with the SBA. On October 19, 2010, as referenced in Note 14 “Subsequent Events”, GTSI entered into an administrative agreement with the SBA lifting the temporary suspension. In addition, GTSI entered into an Amended and Restated Credit Agreement, dated October 19, 2010, with Castle Pines Capital LLC and Wells Fargo Capital Finance LLC. These events had no impact on our historical results for the nine months ended September 30, 2010.
8. Stockholders’ Equity
Purchase of Capital Stock
On June 8, 2009, the Company’s Board of Directors authorized a program for periodic purchases of common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million.
During the nine months ended September 30, 2010 and 2009, under the repurchase program, the Company purchased 154,377 and 60,075 shares of its common stock, respectively. In addition, during the nine months ended September 30, 2010 and 2009, the Company acquired 18,831 and 23,288, respectively, of its common stock related to restricted stock lapses to cover tax withholdings.
Stock-Based Compensation
Stock Incentive Plans
The Company has three stockholder approved stock incentive plans: the 1994 Stock Option Plan, as amended; the Amended and Restated 2007 Stock Incentive Plan; and the 1997 Non-Officer Stock Option Plan, which provides for the granting of non-qualified stock options to employees (other than officers and directors).

Stock Options
A summary of option activity under the Company’s stock incentive plans as of September 30, 2010 and changes during the nine months then ended is presented below:

			Weighted Average
			Remaining	Aggregate
	Shares	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2010	1,505	$7.83
Granted	175	5.52
Exercised	(30)	2.81
Forfeited	(70)	6.40
Expired	(535)	7.54

Outstanding at September 30, 2010	1,045	$7.83	3.27	$477

Exercisable at September 30, 2010	753	$8.53	2.16	$139

There were 175,000 and 400,000 stock options granted during the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, 30,000 and 75,000 stock options were exercised under the Company’s stock option plans during each period. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $0.5 million and $0.1 million, respectively. The Company has historically reissued treasury stock or authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax benefit for the exercise of stock options and the lapse of restrictions on restricted (including elections under Internal Revenue Service section 83(b)) in the amount of $0.1 million was recognized for the nine months ended September 30, 2010. A tax benefit for the exercise of stock options in the amount of $0.2 million was recognized for the nine months ended September 30, 2009. Less than $0.3 million was recorded for excess tax benefits to capital in excess of par for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, stock compensation expense for stock options was $0.4 million for each period.
Restricted Shares
During the nine months ended September 30, 2010 and 2009, 26,664 and 37,795 restricted stock awards were granted. For the nine months ended September 30, 2010 and 2009, stock compensation expense for restricted stock was $0.5 million for each period.
The fair value of nonvested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested restricted stock as of September 30, 2010, and changes during the nine months then ended is presented below:

	Shares	Weighted Average
	(in thousands)	Grant-Date Fair Value
Nonvested at January 1, 2010	215	$9.91
Granted	27	5.61
Vested	(77)	9.07
Forfeited	(50)	11.11

Nonvested at September 30, 2010	115	$8.93

Stock Appreciation Rights (“SAR”s)
A summary of SARs activity under the Company’s stock incentive plans as of September 30, 2010 and changes during the nine months then ended is presented below:

			Weighted Average	Aggregate
	Shares	Weighted Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2010	717	$9.60
Granted	—	—
Exercised	—	—
Forfeited	(116)	9.60
Expired	(163)	9.60

Outstanding at September 30, 2010	438	$9.60	3.88	$—

Exercisable at September 30, 2010	213	$9.60	3.41	$—

There were no SARS granted during nine months ended September 30, 2010. There were 8,719 SARs granted during the nine months ended September 30, 2009. All SARs are to be settled in Company stock. For the nine months ended September 30, 2010 and 2009, stock compensation expenses for SARs were $0.7 million and $0.6 million, respectively.
Unrecognized Compensation
As of September 30, 2010, there was $4.9 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $1.4 million related to stock options, $2.0 million related to stock appreciation rights and $1.5 million related to restricted stock awards. The cost for unrecognized compensation related to stock options, stock appreciation rights and restricted stock awards is expected to be recognized over a weighted average period of 3.15 years, 2.32 years, and 1.87 years, respectively.
Stockholder Rights Plan
On September 13, 2010, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan is set forth in the Rights Agreement dated as of September 14, 2010 (the “Rights Agreement”) between the Company and American Stock Transfer & Trust Company, LLC (the “Rights Agent”). In connection with the Rights Plan, the Company declared a dividend of one preferred share purchase right (individually, a “Right” and collectively, the “Rights”) for each share of outstanding common stock of the Company at the close of business on September 24, 2010. If the Rights become exercisable, each Right will entitle the registered holder thereof, until September 12, 2011 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value $0.25 per share (the “Preferred Stock”), of the Company, at a price of $20.00 per one one-thousandth (1/1000th) of a share of Preferred Stock, subject to certain anti-dilution adjustments.
The Rights are not immediately exercisable. The Rights will initially trade only with the Company’s common stock to which they are attached, and generally become exercisable only if a person or group becomes an Acquiring Person (as defined in the Rights Agreement) by accumulating beneficial ownership (as defined in the Rights Agreement) of 20% or more of the Company’s outstanding common stock. If a person becomes an Acquiring Person, the holders of each Right (other than an Acquiring Person) are entitled, after the tenth business day, to purchase shares of the Company’s preferred stock at the exercise price of the Right, which is initially $20.00 per Right. The Rights Agreement provides that a person or group currently owning 20% or more of the Company’s outstanding common stock will not be deemed to be an Acquiring Person if the person or group does not subsequently accumulate an additional 1% of the Company’s outstanding common stock through open market purchases, expansion of the group or other means. The Rights, which only become exercisable after a person becomes an Acquiring Person, have no objective value at this time. In the event the Rights become exercisable, any objective determinable value of the Rights would be accounted for with a charge to retained earnings and a credit to paid-in capital.

At any time prior to a person becoming an Acquiring Person, the Company’s Board of Directors may cause the Company to redeem the Rights in whole, but not in part, at a price of $0.01 per Right. The Rights will expire on September 12, 2011 (unless earlier redeemed, exchanged or terminated).
9. Accrued Liabilities
Accrued liabilities consist of the following as of (in thousands):

	September 30, 2010	December 31, 2009
Accrued commissions and bonuses	$2,855	$6,113
Accrued income taxes	700	2,864
Future contractual lease obligations	13,098	10,079
Other	6,894	7,071

Total accrued liabilities	$23,547	$26,127

10. Earnings (Loss) Per Share
Basic earnings(loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. In periods of net loss, all dilutive shares are considered anti-dilutive.
For the nine months ended September 30, 2009, anti-dilutive employee stock options and SARs totaling 26,856 weighted-shares were excluded from the calculation. Weighted unvested restricted stock awards totaling 30,735 have been excluded for the nine months ended September 30, 2009.
The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic income (loss) per share
Net income (loss)	$5,934	$3,821	$110	$(369)
Weighted average shares outstanding	9,603	9,651	9,604	9,737

Basic income (loss) per share	$0.62	$0.40	$0.01	$(0.04)

Diluted income (loss) per share:
Net income (loss)	$5,934	$3,821	$110	$(369)
Weighted average shares outstanding	9,603	9,651	9,604	9,737
Incremental shares attributable to the assumed exercise of outstanding stock options	26	136	49	N/A

Weighted average shares and equivalents	9,629	9,787	9,653	9,737

Diluted income (loss) per share	$0.62	$0.39	$0.01	$(0.04)

11. Income Taxes
The effective income tax rate was 94.4% and 31.6% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the tax rate from 2009 to 2010 was due to non-deductible stock expense of $1.3 million during the nine months ended September 30, 2010 that did not occur in the same period in 2009: partially offset by an income tax benefit of less than $0.2 million was recorded related to an adjustment to a true-up for the filing of the 2009 tax returns. The non-deductible stock expense related to 588,474 stock options that expired during the three months ended September 30, 2010. Excluding the effects of non-deductible stock expense and the benefit related to the true-up for the filing of the 2009 tax returns, the effective tax rate would have been 36.5% for the nine months ended September 30, 2010.
As of September 30, 2010 and December 31, 2009, GTSI had $0.1 million and $0.2 million, respectively, of total unrecognized tax benefits most of which would reduce its effective tax rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of September 30, 2010 and December 31, 2009. During the first nine months of 2010, the amount accrued for interest decreased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2010 and beyond.
12. Commitments and Contingencies
Product Warranties
GTSI offers extended warranties on certain products that are generally covered for three or five years beyond the warranty provided by the manufacturer. Products under extended warranty require repair or replacement of defective parts at no cost to the customer. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts. The following table summarizes the activity related to product warranty liabilities (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Accrued warranties at beginning of period	$215	$155
Charges made against warranty liabilities	(15)	(3)
Adjustments to warranty reserves	(1)	(4)
Accruals for additional warranties sold	16	44

Accrued warranties at end of period	$215	$192

Maintenance Warranties
Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Deferred warranty revenue at beginning of period	$798	$221
Deferred warranty revenue recognized	(1,212)	(335)
Revenue deferred for additional warranties sold	3,118	323

Deferred warranty revenue at end of period	$2,704	$209

Letters of Credit
The Company provided a letter of credit in the amount of $2.4 million as of September 30, 2010 and December 31, 2009 for its office space lease signed in December 2007.
As of December 31, 2009, the Company had an outstanding letter of credit in the amount of $2.7 million to guarantee the performance of the Company’s obligations under specific customer contracts. During the three months ended September 30, 2010, the letter of credit was no longer required and was returned to the financial institution.
Employment Agreements
GTSI has change in control agreements with 12 executives and key employees, and severance agreements with seven executives. These arrangements provide for payments of as much as 18 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of September 30, 2010, no accruals have been recorded for these agreements.
Contingencies
The Company’s compliance with the administrative agreement with the SBA referenced in Note 14 “Subsequent Events”, and the outcome of the continuing related investigations of GTSI, which could result in administrative, civil or criminal penalties, could have a material adverse effect on the Company’s business, financial condition and operating performance.
13. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“EyakTek”) and acquired a 37% ownership of EyakTek. GTSI is not the primary beneficiary of this “variable interest entity” because the Company does not control, through voting rights or other means, EyakTek. The investment balance is included in the long-term receivables and other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets and represents the maximum exposure to the Company. The investment in EyakTek is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. At September 30, 2010 and December 31, 2009, the investment balance for EyakTek was $10.4 million and $8.0 million, respectively, and for the nine months ended September 30, 2010 and 2009, equity in earnings was $6.0 million and $5.0 million, respectively.
GTSI recognized sales to EyakTek and its wholly owned subsidiary of $6.9 million and $16.7 million for the three months ended and $25.7 million and $17.3 million for the nine months ended September 30, 2010 and 2009, respectively. GTSI receives a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek. Fees recorded by the Company, which are recognized when EyakTek sells to third party customers, are less than $0.1 million and $0.1 million for the three months ended and $0.1 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.
The following table summarizes EyakTek’s unaudited financial information for the periods presented in the accompanying Statement of Operations (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$117,323	$94,162	$318,577	$255,981
Gross margin	$12,878	$10,584	$35,220	$29,128
Net income	$5,866	$5,459	$16,294	$13,341

By letter dated May 24, 2010 the U.S. Small Business Administration (“SBA”) advised EyakTek that its request for a voluntary early graduation from the SBA’s Business Development Program under Section 8(a) of the Small Business Act (“Section 8(a) BD Program”) was approved, effective May 10, 2010. EyakTek’s operating agreement provides that EyakTek shall dissolve and commence winding up and liquidating upon its graduation from the Section 8(a) BD Program, unless EyakTek’s members by an affirmative vote of at least 65% of the membership interests decide to continue EyakTek’s business operations. While GTSI has not yet voted its 37% EyakTek membership interests to continue EyakTek’s business operations such operations have continued since EyakTek’s graduation from the Section 8(a) BD Program.
On September 14, 2010, GTSI filed a Complaint in the Chancery Court of Delaware against EyakTek; two of EyakTek’s three owner/members—The Eyak Corporation (“Eyak Corp.”), which owns 51% of EyakTek, and Global Technology LLC, which owns 12% of EyakTek, (collectively, the “Member Defendants”); and several of EyakTek’s directors and officers (the “Individual Defendants”). GTSI is the third member of EyakTek (GTSI owns 37% of EyakTek). The Complaint alleges that EyakTek and the Member Defendants have breached EyakTek’s Operating Agreement by taking certain actions without GTSI’s approval, which is required under the Operating Agreement, including taking actions leading to the making of an unsolicited offer to acquire GTSI and the continuation of the business operations of EyakTek after its graduation from the Section 8(a) BD Program. The Complaint further alleges that the Individual Defendants have breached their fiduciary duties and the implied covenant of good faith and fair dealing by allowing EyakTek to take these actions. The Complaint seeks declaratory and injunctive relief, plus attorneys’ fees, against all of the Defendants. On November 3, 2010, GTSI filed an Amended Complaint in the Chancery Court, which clarifies the nature of relief sought and adds an additional claim for breach of EyakTek’s Operating Agreement based upon EyakTek’s refusal to recognize GTSI’s designated director to EyakTek’s board of directors, among other matters.
On September 20, 2010, the Member Defendants and Individual Defendants filed an Arbitration Demand with the American Arbitration Association asserting that GTSI’s claims in the Delaware Chancery Court are subject to arbitration. The Arbitration Demand also asserted that GTSI’s filing of the Delaware Complaint violated EyakTek’s Operating Agreement and constituted a breach of fiduciary duty and the implied covenant of good faith and fair dealing that GTSI allegedly owes to EyakTek as a member of EyakTek. The Arbitration Demand seeks declaratory relief, damages, and attorneys’ fees against GTSI.
GTSI, the Member Defendants and the Individual Defendants have filed motions in the Chancery Court to dismiss and/or stay the other’s lawsuit/arbitration. The Delaware Chancery Court heard both sets of motions on November 5, 2010. As of the date hereof, the Delaware Chancery Court has not issued any decision in respect of the hearing on the motions. The parties have agreed that the Amended Complaint does not change the nature of the pending motions to dismiss and/or stay.
By letter dated November 1, 2010, Eyak Corp., through the same counsel that represents EyakTek, advised GTSI that Eyak Corp. was the owner of 100 shares of GTSI’s common stock, and as a GTSI stockholder Eyak Corp. was demanding that GTSI investigate and take actions on matters set forth in the letter, including matters that are the subject of GTSI’s claims before the Delaware Chancery Court. Eyak Corp. alleges that GTSI’s failure to approve the continuation of EyakTek’s business operations constitutes a breach of fiduciary duties by GTSI’s directors and officers and demands that they cure this breach by approving the continuation of EyakTek’s business operations. Eyak Corp. further demands, if the alleged breach is not cured, that GTSI investigate prior disclosure related to the disputes and litigation with EyakTek, make appropriate disclosures, including to the SBA and GTSI’s lenders, and investigate GTSI’s financial statements and account balances in respect of GTSI’s 37% interest in EyakTek. Further, EyakTek demands that GTSI bring action against GTSI’s employees, officers and directors responsible for the foregoing alleged actions to recover damages for GTSI. GTSI’s board of directors will take such action in connection with the asserted matters as it deems necessary or appropriate and in the best interest of GTSI and its stockholders, in accordance with Delaware law.

14. Subsequent Events
Administrative Agreement with the U.S. Small Business Administration
On October 1, 2010, GTSI received a notice from the Small Business Administration (the “SBA”) that the SBA was temporarily suspending GTSI from any future contract awards from the federal government. The suspension notice cited that it was based on evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affects the present responsibility of GTSI as a government contractor. On October 19, 2010, GTSI Corp entered into an administrative agreement with the U.S. Small Business Administration (the “SBA Agreement”). Pursuant to the SBA Agreement, the SBA lifted the temporary federal contract suspension it imposed on GTSI on October 1, 2010. As a result, GTSI may, subject to the SBA Agreement, resume full business with most of its existing clients and pursue new contracts with the federal government.
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new federal governmental contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits in circumstances involving small businesses serving as prime contractors and joint ventures with small businesses. GTSI will also discontinue participating in the SBA’s mentor-protégé program. GTSI further agreed to retain an SBA-approved monitor to regularly report to the SBA on GTSI’s compliance with the SBA Agreement and applicable government contracting laws and regulations (the “Monitor”). On November 8, 2010, GTSI agreed to retain Debarment Solutions Institute, LLC as the Monitor and the SBA has approved that Monitor. The term of the SBA Agreement commenced on October 19, 2010 and will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
In connection with the SBA Agreement, GTSI accepted the voluntary resignations of Scott Friedlander as Chief Executive Officer, President and a Director of GTSI, and of Charles DeLeon as a Senior Vice President and General Counsel of GTSI, both effective as of October 26, 2010. In connection with their voluntary resignations the Company has entered into separation agreements with Messrs. Friedlander and DeLeon. GTSI also agreed to suspend three other employees for the term of the SBA Agreement. GTSI committed to adopt, implement and maintain a self-governance program that includes a business ethics program that covers all employees. As part of the business ethics program, GTSI will create a position and designate an employee as GTSI’s ethics officer, who will be responsible for managing all aspects of the business ethics program. At least once each calendar year, GTSI will conduct an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s Code of Business Ethics and the special requirements regarding government contracting and report the results of such audit to the SBA and the Monitor. The Board of Directors approved the selection of the Ethics Officer on November 3, 2010.
In connection with the SBA Agreement and the Eyaktek legal matters, the Company expects to incur additional Selling, General and Administrative expenses of approximately $2 million related to severance, legal and monitoring expenses during the three months ended December 31, 2010. This estimate includes the separation agreements with Messrs. Friedlander and DeLeon totaling $850,000 and $260,000, respectively, along with COBRA and long-term care coverage.
The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing the same subject matter that led to the SBA temporary federal contract suspension and the resulting SBA Agreement and we are providing information in response to that inquiry.
GTSI will continue to cooperate with the continuing investigation of its conduct as a subcontractor for certain small businesses. The continuing investigation of GTSI by the Government could result in administrative, civil or criminal penalties, including a recommendation that may adversely affect GTSI’s ability to serve as a government contractor.

Appointment of Acting Co-Chief Executive Officers
In connection with Mr. Friedlander’s voluntary resignation, GTSI’s Board of Directors appointed Sandra B. Gillespie and Peter Whitfield to serve on an interim basis as acting Co-Chief Executive Officers, effective October 26, 2010 until a permanent replacement for Mr. Friedlander has been appointed. Ms. Gillespie will continue to hold her position as a Senior Vice President of GTSI and Mr. Whitfield will continue to hold his positions as a Senior Vice President and Chief Financial Officer of GTSI.
Amended and Restated Credit Agreement
In connection with the SBA Agreement and the preceding temporary federal contract suspension, GTSI Corp. entered into an Amended and Restated Credit Agreement, dated as of October 19, 2010, with Castle Pines Capital LLC (“CPC”) and Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC (the “Amended and Restated Agreement”). The Amended and Restated Agreement amends and restates the Company’s Credit Agreement, effective as of May 27, 2009 (the “Original Credit Agreement”), as amended, by and among GTSI, CPC and Wells Fargo Foothill, LLC. The Amended and Restated Agreement reduced the total facility limit from an aggregate principal amount of $135 million to an aggregate principal amount of $100 million and reduced the aggregate revolving loan facility limit from $60 million to $45 million. Further, the Amended and Restated Agreement prohibits GTSI from purchasing any of its common stock. The Amended and Restated Agreement provides, as did the Original Credit Agreement, that the existence of a material proceeding against GTSI or GTSI’s failure to be in compliance with all material laws constitutes an event of default under the agreement.

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
Disclosure Regarding Forward-Looking Statements
Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins
•	Our ability to shift our business model from a reseller of products to a high-end solutions provider
•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business — see Note 14 “Subsequent Events”
•	Changes in Federal government fiscal spending
•	Our ability to meet the covenants under our Amended and Restated Credit Agreement in future periods — see Note 14 “Subsequent Events”
•	Negativity to our business due to the current global economic and credit conditions
•	Possible infrastructure failures
•	Any material weaknesses in our internal control over financial reporting
•	Continued net losses, if we fail to align costs with our sales levels
•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast
•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness
•	Our ability to adapt to consolidation within the OEM market place
•	Our dependence on certain strategic partners
•	Our ability to integrate any potential future acquisitions, strategic investments or mergers
•	Our ability to enter new lines of business
•	Our ability to attract a new Chief Executive Officer and our ability to retain or attract other key management personnel
•	Adversely affected by increased governmental and regulatory scrutiny or negative publicity
•	Our ability to comply with GTSI’s obligations under the October 19, 2010 SBA Agreement with the SBA and the outcome of the continuing investigation of GTSI by the SBA’s Office of Inspector General.
•	We believe that EyakTek’s future financial performance may be adversely affected because of its graduation from the SBA’s Section 8(a) BD Program.

For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A, Risk Factors in Part II of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
GTSI has over 27 years of experience in selling IT products and solutions primarily to U.S. Federal, state and local governments and to prime contractors that are working directly under government contracts. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and a technology lifecycle management framework approach.
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
During the past several years, we have continued our realignment around solutions that we believe will provide us with a greater opportunity for enhanced return on investment. We have directed our attention to government solutions, including mobile evidence capture, unified communications, mobile clinical applications, green IT, virtualization and cloud computing.
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
Summarized below are some of the possible material trends, demands, commitments, events and uncertainties currently facing the Company:
•	On October 1, 2010, GTSI received a notice from the Small Business Administration (“SBA”) that the SBA was temporarily suspending GTSI from any future contract awards from the federal government. On October 19, 2010, as referenced in Note 14 “Subsequent Events,” GTSI entered into an administrative agreement with the SBA lifting the temporary suspension (the “SBA Agreement”). In addition, GTSI entered into an Amended and Restated Credit Agreement, dated October 19, 2010, with Castle Pines Capital LLC and Wells Fargo Capital Finance LLC. These events had no impact on our historical results for the nine months ended September 30, 2010. See our Note 14 “Subsequent Events” and Legal Proceedings included in Part II, for a discussion of these matters. While we continue evaluating the potential impact of the SBA Agreement on our future business, results of operations and financial condition, we have identified potentially impacted opportunities that may reduce our gross margin by approximately $7 million to $9 million for the three months ended December 31, 2010. Management is currently investigating various alternative opportunities that may reduce the adverse effect of these impacted opportunities. In addition, during the three months ended December 31, 2010, the Company expects to incur additional Selling, General and Administrative expenses of approximately $2 million related to severance, legal and monitoring expenses in connection with the SBA Agreement and the EyakTek legal matters. If the Company is unable to generate additional sales, mitigate impacted opportunities and reduce operating costs to offset for lost sales activity and added administrative costs related to the restrictions under the SBA Agreement it could have a material adverse effect on the Company’s business, results of operations and financial condition for the three months ending December 31, 2010. While we continue to evaluate ongoing costs associated with the SBA Agreement, based on the information available today we expect to incur additional Selling, General and Administrative expenses of approximately $1 million to $2 million related to legal, professional, monitoring and other expenses during the first six months of 2011.

•	In the near term, we face some uncertainties due to the current business environment. We have continued to experience a longer contracting process with Federal Government’s Department of Defense agencies, which is one of our traditionally stronger markets. This delay, along with an overall decrease in Federal Government IT spending could have a negative impact on our financial condition, operating performance, revenue, income or liquidity.
•	A shift of expenditures away from programs that we support could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or to decide not to exercise options to renew contracts.
•	With the Sun/Oracle merger and the continued consolidation within the OEM market place, we are likely to see continued pricing pressure from our partners in the market place.
The Company’s financial results for the nine months ended September 30, 2010 were negatively impacted by various government agencies spending trends, continued consolidation within the OEM market place, competitive pricing pressures and weak sales activity in certain pockets of the hardware and software commodity segments, especially within the U.S. Department of Defense agencies.
During the nine months ended September 30, 2010, the Company has been reviewing the organization’s various divisions and departments and reducing/adding personnel as the Company determines the appropriate level of employees to support the business operations. The Company, which had 615 employees as of February 26, 2010, had 504 employees as of November 5, 2010. For the three and nine months ended September 30, 2010, the Company recorded severance related costs, which are included in SG&A, of $0.2 million and $0.6 million, respectively. We will continue to aggressively manage and reduce operating expenses where possible.
For the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009:
•	Total sales increased $27.7 million.
•	Gross margin increased $0.9 million.
•	Selling, General & Administrative expenses decreased $3.2 million.
•	Interest and other income increased $0.1 million.
•	Income before income taxes increased $4.2 million.
•	Cash used in operations improved $19.4 million.
For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:
•	Total sales decreased $44.1 million.
•	Gross margin decreased $6.8 million.
•	Selling, General & Administrative expenses decreased $6.7 million.
•	Interest and other income increased $2.4 million.
•	Income before income taxes increased $2.2 million.
•	Cash used in operations improved $11.0 million.

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

	Three months ended		Nine months ended
	September		September
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.5%	86.2%	87.2%	87.0%

Gross margin	12.5%	13.8%	12.8%	13.0%
Selling, general, and administrative expenses	8.7%	11.4%	13.6%	13.7%

Income(Loss) from operations	3.8%	2.4%	(0.8)%	(0.7)%
Interest and other income, net	0.9%	0.9%	1.2%	0.6%

Income(Loss) before taxes	4.7%	3.3%	0.4%	(0.1)%
Income tax expense	(2.2)%	(1.5)%	(0.4)%	0.0%

Net income(loss)	2.5%	1.8%	0.0%	(0.1)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended				Nine months ended
	September				September
Sales by Type	2010		2009		2010		2009
Hardware	$144.3	60.8%	$143.9	68.6%	$312.1	65.8%	$336.6	64.9%
Software	64.5	27.2%	45.3	21.6%	106.3	22.4%	130.3	25.1%
Service	15.9	6.7%	14.0	6.7%	38.6	8.1%	40.8	7.9%
Financing	12.7	5.3%	6.5	3.1%	17.2	3.7%	10.7	2.1%

Total	$237.4	100.0%	$209.7	100.0%	$474.2	100.0%	$518.4	100.0%

	Three months ended				Nine months ended
Sales by Vendor (based on	September 30,				September 30,
YTD 2010 sales)	2010		2009		2010		2009
Cisco	$50.7	21.4%	$36.6	17.5%	$107.1	22.6%	$72.7	14.0%
Dell	22.1	9.3%	29.6	14.1%	48.8	10.3%	51.6	10.0%
Oracle	11.9	5.0%	26.1	12.4%	44.0	9.3%	56.4	10.9%
Hewlett Packard	12.8	5.4%	14.2	6.8%	36.1	7.6%	37.0	7.1%
Microsoft	11.6	4.9%	20.9	10.0%	21.2	4.5%	63.2	12.2%
Others, net of reserves and adjustments	128.3	54.0%	82.3	39.3%	217.0	45.7%	237.5	45.8%

Total	$237.4	100.0%	$209.7	100.0%	$474.2	100.0%	$518.4	100.0%

Three Months Ended September 30, 2010 Compared With the Three Months Ended September 30, 2009
Sales
Total sales, consisting of product, service and financing revenue, increased $27.7 million, or 13.2% from $209.7 million for the three months ended September 30, 2009 to $237.4 million for the three months ended September 30, 2010. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales increased $19.6 million, or 10.3%, from $189.2 million for the three months ended September 30, 2009 to $208.8 million for the three months ended September 30, 2010. Product revenue as a percent of total revenue decreased 2.2% from 90.2% for the three months ended September 30, 2009 to 88.0% for the three months ended September 30, 2010. During the three months ended September 30, 2010, the Company’s hardware revenue was flat, with a shift in customers; whereas the Company’s software revenue increased due to several large software orders that closed during the three months ended September 30, 2010. Hardware sales increased $0.4 million, from $143.9 million for the three months ended September 30, 2009 to $144.3 million for the three months ended September 30, 2010. In particular, hardware sales during the three months ended September 30, 2010 to our system integrators increased by approximately $30 million; whereas hardware sales to the Army, Navy, and Department of Justice decreased by approximately $17 million, $2 million and $7 million, respectively. Software sales increased $19.2 million, from $45.3 million for the three months ended September 30, 2009 to $64.5 million for the three months ended September 30, 2010, partially due to increased software sales to the Department of Treasury of approximately $15 million during the three months ended September 30, 2010.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $51.1 million and $31.8 million for the three months ended September 30, 2009 and 2010, respectively. Service revenue increased $1.9 million, or 13.7% from $14.0 million for the three months ended September 30, 2009 to $15.9 million for the three months ended September 30, 2010. The increase in service revenue is a result of increased sales of delivered services and integration. Delivered service revenue increased $1.8 million, from $9.5 million for the three months ended September 30, 2009 to $11.3 million for the three months ended September 30, 2010. Service revenue as a percent of total revenue was 6.7% for the three months ended September 30, 2010 and 2009, respectively.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue increased $6.2 million, or 95.9%, from $6.5 million for the three months ended September 30, 2009 to $12.7 million for the three months ended September 30, 2010 due to increased new lease sales of $6.2 million that were properly securitized under ASC 860.
Although we offer our customers access to products from hundreds of vendors, 46.0% of our total sales in the third quarter of 2010 were products from five vendors; Cisco was our top vendor in the third quarter of 2010 with sales of $50.7 million. Sales from these five vendors decreased by $18.3 million, or 14.3% for the three months ended September 30, 2010, mainly due to decreased activity with Oracle, Dell and Microsoft; partially offset by increased activity with Cisco. As a percent of total sales the third quarter of 2010 top five vendors decreased 14.8 percentage points to 46.0% for the three months ended September 30, 2010 from 60.8% for the three months ended September 30, 2009. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. In 2010, we consider Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, NetApp, Dell, Citrix and Hitachi as our strategic partners.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, increased $0.9 million, or 3.0%, from $28.9 million for the three months ended September 30, 2009 to $29.8 million for the three months ended September 30, 2010. As a percentage of total sales, gross margin for the three months ended September 30, 2010 decreased 1.3% percentage points from the three months ended September 30, 2009. The gross margin activity of each of the three product lines are discussed below.

Product gross margin was $19.7 million for the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, the Company’s gross margin was impacted by various government agencies spending trends, weak sales activity with two of our largest Department of Defense customers and continued pricing pressures from Oracle and our other partners. Product gross margin as a percentage of sales decreased 1.0 percentage points from 10.4% for the three months ended September 30, 2009 to 9.4% for the three months ended September 30, 2010. The decrease in product gross margin was somewhat offset by $0.6 million higher gross margin for the three months ended September 30, 2010 from strategic partner programs as compared to the same period of 2009.
Service gross margin decreased $0.3 million, or 5.7%, from $5.2 million for the three months ended September 30, 2009 to $4.9 million for the three months ended September 30, 2010. Service gross margin as a percentage of sales decreased 6.4 percentage points from 37.5% for the three months ended September 30, 2009 to 31.1% for the three months ended September 30, 2010. These gross margin decreases were driven by lower revenue and a lower gross margin percentage in support services partially offset by higher revenue and a higher gross margin percentage in delivered services for the three months ended September 30, 2010 as compared to the same period in 2009.
Financing gross margin increased $1.2 million, or 28.9% from $4.0 million for the three months ended September 30, 2009 to $5.1 million for the three months ended September 30, 2010 due to a $0.7 million increase in the sale of leases that were properly securitized under ASC 860. Gross margin as a percentage of sales decreased 21.1 percentage points from 61.7% for the three months ended September 30, 2009 to 40.6% for the three months ended September 30, 2010, due to an increase in new lease sales for the three months ended September 30, 2010, which generally have a lower gross margin percentage than other financing activities.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended September 30, 2010, SG&A expenses decreased $3.2 million, or 13.6% from the same period in 2009. SG&A as a percentage of sales decreased to 8.7% in the third quarter of 2010 from 11.4% for the same period in 2009. The decrease in SG&A expenses was mainly due to lower personnel related costs of $3.3 million attributed to lower salary and related costs of $2.1 million due to lower headcount in 2010 as compared to the prior year and lower incentive and commission compensation expense of $0.8 million, along with lower travel expense of $0.2 million; partially offset by $0.3 million higher consulting expense during the three months ended September 30, 2010.
Interest and Other Income, Net
Interest and other income, net, for the three months ended September 30, 2010 was $2.1 million as compared $2.0 million for the same period in 2009. The improvement in interest and other income, net, was due to higher equity income from affiliates. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $0.2 million for the three months ended September 30, 2010 as compared to the same period last year.
Income Taxes
GTSI had income of $11.3 million and $ 7.1 million before income taxes for the three months ended September 30, 2010 and 2009, respectively.
The effective income tax rate was 47.3% and 45.9% for the three months ended September 30, 2010 and 2009, respectively. The increase in the tax rate from 2009 to 2010 was due to non-deductible stock expense during the three months ended September 30, 2010 that did not occur in the same period in 2009.
For the three months ended September 30, 2010, an income tax benefit of less than $0.1 million was recognized related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices which was fully offset by a decrease in accrued interest and penalties due to the expiration of applicable statute of limitations. For the three months ended September 30, 2010, an income tax benefit of less than $0.2 million was recorded related to an adjustment to a true-up for the filing of the 2009 tax returns.
For the three months ended September 30, 2009 an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such benefit was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations. For the three months ended September 30, 2009, an income tax expense was recorded of less than $0.3 million related to an adjustment to a true-up for the filing of the 2008 tax returns.

Nine Months Ended September 30, 2010 Compared With the Nine Months Ended September 30, 2009
Sales
Total sales, consisting of product, service and financing revenue, decreased $44.1 million, or 8.5% from $518.4 million for the nine months ended September 30, 2009 to $474.2 million for the nine months ended September 30, 2010. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales decreased $48.4 million, or 10.4%, from $466.8 million for the nine months ended September 30, 2009 to $418.5 million for the nine months ended September 30, 2010. Product revenue as a percent of total revenue decreased 1.8% from 90.0% for the nine months ended September 30, 2009 to 88.2% for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company was impacted by an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy, weak sales activity in certain pockets of the hardware and software commodity segments, and several large software orders that closed during the first six months of 2009. The Company did see an improvement during the three months ended September 30, 2010 as discussed under our discussion of three months ended September 30, 2010 as compared with the three months ended September 30, 2009. Hardware sales decreased $24.5 million, from $336.6 million for the nine months ended September 30, 2009 to $312.1 million for the nine months ended September 30, 2010. In particular, hardware sales during the nine months ended September 30, 2010 to the Army, Navy and Department of Justice decreased by approximately $41 million, $12 million and $20 million, respectively; whereas hardware sales to our system integrators increased approximately $28 million. Software sales decreased $24.0 million, from $130.3 million for the nine months ended September 30, 2009 to $106.3 million for the nine months ended September 30, 2010, partially due to decreased software sales to the Marines of approximately $16 million during the nine months ended September 30, 2010.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $100.5 million and $84.5 million for the nine months ended September 30, 2009 and 2010, respectively. Service revenue decreased $2.3 million, or 5.5% from $40.8 million for the nine months ended September 30, 2009 to $38.6 million for the nine months ended September 30, 2010. The decrease in service revenue is a result of decreased sales of delivered services where we have experienced a more competitive market resulting in less overall projects in 2010 along with reduced sales of support services. Delivered service revenue decreased $1.6 million, from $29.6 million for the nine months ended September 30, 2009 to $28.0 million for the nine months ended September 30, 2010. Service revenue as a percent of total revenue increased 0.2% from 7.9% for the nine months ended September 30, 2009 to 8.1% for the nine months ended September 30, 2010.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue increased $6.5 million, or 60.7%, from $10.7 million for the nine months ended September 30, 2009 to $17.2 million for the nine months ended September 30, 2010; due to increased new lease sales of $7.5 million that were properly securitized under ASC 860; partially offset by $0.6 million decrease in lease residual sales and $0.4 million decrease in annuity streams of in-house leases.
Although we offer our customers access to products from hundreds of vendors, 54.3% of our total sales in the first nine months of 2010 were products from five vendors; Cisco was our top vendor in the first nine months of 2010 with sales of $107.1 million. Sales from these five vendors decreased by $23.7 million, or 8.4%, for the first nine months of 2010, mainly due to decreased activity with Microsoft; partially offset by increased activity with Cisco. As a percent of total sales the first nine months of 2010 top five vendors increased 0.1 percentage points to 54.3% for the first nine months 2010 from 54.2% for the first nine months of 2009.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $6.8 million, or 10.1%, from $67.6 million for the nine months ended September 30, 2009 to $60.8 million for the nine months ended September 30, 2010. As a percentage of total sales, gross margin for the nine months ended September 30, 2010 decreased 0.2% percentage points from the nine months ended September 30, 2009. The gross margin activity of each of the three product lines are discussed below.

Product gross margin decreased $5.6 million, or 12.4%, from $45.3 million for the nine months ended September 30, 2009 to $39.6 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company’s gross margin was impacted by various government agencies spending trends, an overall decrease in hardware and software revenue, weak sales activity with two of our largest Department of Defense customers, continued pricing pressures from Oracle and our other partners, and several large software orders that closed during the first six months of 2009. The decrease in product gross margin was negatively impacted by $0.9 million lower gross margin for the nine months ended September 30, 2010 from strategic partner programs as compared to the same period of 2009. Product gross margin as a percentage of sales decreased 0.2 percentage points from 9.7% for the nine months ended September 30, 2009 to 9.5% for the nine months ended September 30, 2010.
Service gross margin decreased $2.2 million, or 14.2%, from $15.2 million for the nine months ended September 30, 2009 to $13.0 million for the nine months ended September 30, 2010. Service gross margin as a percentage of sales decreased 3.4 percentage points from 37.1% for the nine months ended September 30, 2009 to 33.7% for the nine months ended September 30, 2010. These gross margin decreases were driven by lower revenue and gross margin in delivery and support services for the nine months ended September 30, 2010 as compared to the same period in 2009.
Financing gross margin increased $0.9 million, or 13.2% from $7.2 million for the nine months ended September 30, 2009 to $8.1 million for the nine months ended September 30, 2010 due to an increase in the sale of leases that were properly securitized; partially offset by decreased revenue on lease residual sales and lower annuity streams of in-house leases during the nine months ended September 30, 2010 as compared to the same period in 2009. Gross margin as a percentage of sales decreased 19.8 percentage points from 67.1% for the nine months ended September 30, 2009 to 47.3% for the nine months ended September 30, 2010, due to an increase in new lease sales for the nine months ended September 30, 2010, which generally have a lower gross margin percentage than other financing activities.
Selling, General & Administrative Expenses (“SG&A”)
During the nine months ended September 30, 2010, SG&A expenses decreased $6.7 million, or 9.4% from the same period in 2009. SG&A as a percentage of sales decreased to 13.6% in the first nine months of 2010 from 13.7% for the same period in 2009. The decrease in SG&A expenses was mainly due to lower personnel related costs of $6.1 million attributed to lower margins resulting in a $2.9 million reduction of incentive and commission compensation expense and lower salary and related costs of $2.9 million due to lower headcount in 2010 as compared to prior the year; partially offset by $0.6 million of severance related costs during the nine months ended September 30, 2010. Other changes in SG&A expenses included an increase of consulting expense of $0.7 million in the first nine months of 2010 as compared to the same period in 2009; partially offset by a $0.4 million decrease in credit card processing fees during the nine months ended September 30, 2010.
Interest and Other Income, Net
Interest and other income, net, for the nine months ended September 30, 2010 was $5.6 million as compared to $3.3 million for the same period in 2009. The improvement in interest and other income, net, was due to deferred financing costs written off in 2009 and higher equity income from affiliates in 2010; partially offset by a settlement of a legal matter in the second quarter of 2009. During the second quarter of 2009 the old Credit Facility was terminated and the related unamortized deferred financing costs of $1.5 million were written-off to interest expense. Equity income from affiliates related to our equity investments in Eyak Technology, LLC increased by $1.1 million in 2010 compared with prior year.
Income Taxes
GTSI had income of $1.9 million and a loss of $0.3 million before income taxes for the nine months ended September 30, 2010 and 2009, respectively.
The effective income tax rate was 94.4% and 31.6% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the tax rate from 2009 to 2010 was due to non-deductible stock expense of $1.3 million during the nine months ended September 30, 2010 that did not occur in the same period in 2009: partially offset by an income tax benefit of less than $0.2 million was recorded related to an adjustment to a true-up for the filing of the 2009 tax returns. The non-deductible stock expense related to 588,474 stock options that expired during the three months ended September 30, 2010. Excluding the effects of non-deductible stock expense and the benefit related to the true-up for the filing of the 2009 tax returns, the effective tax rate would have been 36.5% for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, an income tax benefit was recognized of less than $0.1 million for the decrease in accrued interest and penalties for uncertain tax positions due to the expiration of applicable statute of limitations. For the nine months ended September 30, 2010, an income tax benefit of less than $0.2 million was recorded related to an adjustment to a true-up for the filing of the 2009 tax returns.
For the nine months ended September 30, 2009, an income tax benefit of $0.1million was recognized as it is management’s assessment under ASC 740 that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such benefit was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations. For the nine months ended September 30, 2009, an income tax expense was recorded of less than $0.3 million related to an adjustment to a true-up for the filing of the 2008 tax returns.
Seasonal Fluctuations
Historically, over 90% of our annual sales have been earned from departments and agencies of the U.S. Government, either directly or indirectly through system integrators for which GTSI is a sub contractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers. These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year have traditionally been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year, although our sales commissions programs generally result in marginally increased expenses in the fourth quarter of our fiscal year.
Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers. The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.
Liquidity and Capital Resources

Cash flows for the nine months ended September 30, (in millions)	2010	2009	Change

Cash used in operating activities	$(9.1)	$(20.1)	$11.0
Cash used in investing activities	$(0.3)	$(1.0)	$0.7
Cash provided by financing activities	$18.8	$36.5	$(17.7)
During the nine months ended September 30, 2010, our cash balance increased $9.4 million from our December 31, 2009 balance. The non-interest bearing advances under our Credit Agreement, which are classified as Accounts Payable — floor plan on our consolidated balance sheets, are included as a financing activity on our Unaudited Condensed Consolidated Statements of Cash Flows.
Cash used in operating activities for the nine months ended September 30, 2010 was $9.1 million, an improvement of $11.0 million compared to the same period last year. The improvement was primarily due to a $13.8 million decrease in accounts receivable for the nine months ended September 30, 2010, as compared to a $25.3 million increase in accounts receivable for the same period in 2009; partially offset by a $21.7 million decrease in accounts payable for the nine months ended September 30, 2010, as compared to a $9.6 million increase in accounts payable for the same period in 2009.

Cash used in investing activities for the nine months ended September 30, 2010 was $0.3 million, a decrease of $0.7 million as compared with the same period in 2009. This decrease was due to higher purchases of assets in 2009 related to GTSI’s Enterprise Management System.
Cash provided by financing activities for the nine months ended September 30, 2010 was $18.8 million, a decrease of $17.7 million as compared to $36.5 million for the same period in 2009. The decrease was due to $60.3 million net of floor plan loans for the nine months ended September 30, 2010 as compared to $19.8 million net of floor plan loans for the same period in 2010, $22.4 million net repayments for the nine months ended September 30, 2009 under the Credit Facility that was terminated in May 2009; partially offset by common stock purchases of $0.9 million during the nine months ended September 30, 2010 as compared to $1.8 million of common stock purchases during the nine months ended September 30, 2009.
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
As of September 30, 2010, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total Credit Agreement	$135,000
Borrowing base limitation	(9,670)

Total borrowing capacity	125,330
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(54,694)
Less: letters of credit	(2,432)

Total unused availability	$68,204

As of September 30, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, unused available credit there under of $68.2 million.
The Credit Agreement contains customary covenants that the Company is required to meet. The Company was in compliance with all financial and informational covenants in the Credit Agreement as of September 30, 2010. The Company currently relies on its Credit Agreement as its primary vehicle to finance its operations. If the Company fails to comply with any material covenant or other provision of its Credit Agreement, it would be required to seek a waiver or amendment of covenants.
Liquidity
Our working capital as of September 30, 2010 decreased approximately $6.2 million from our working capital at December 31, 2009. GTSI’s current assets increased $1.1 million as of September 30, 2010 when compared to our December 31, 2009 balance. This increase is due to an increase in cash of $9.4 million and an increase in inventory of $5.7 million which was partially offset by a decrease in accounts receivable of $13.8 million. The decrease in accounts receivable is due to better collection efforts. The increase in cash is due to the use of the Credit Agreement’s non-interest bearing floor plan arrangement along with better cash management and collection efforts. Current liabilities decreased $5.1 million due to a decrease in accounts payable of $21.7 million partially offset by an increase in accounts payable — floor plan of $19.8 million.

During the second quarter of 2009, the Company began using the extended channel financing arrangement in the Credit Agreement for inventory financing and working capital requirements. Our balance outstanding as of September 30, 2010 under this program was $54.7 million with additional availability of $68.2 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of September 30, 2010, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $30.4 million with additional availability of $50.3 million.
On June 8, 2009, our Board of Directors authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million (the “Program”). During the three months ended September 30, 2010, 17,491 shares have been repurchased under the Program at an average market price of $5.48 per share. Repurchasing of our common stock, including under the Program, is disallowed under our Amended and Restated Credit Agreement entered into with CPC on October 19, 2010.
The SBA Agreement could have a material adverse effect on our working capital in the future if the Company is not able to generate additional sales and/or reduce operating costs to offset for lost sales activity and added administrative costs related to the restrictions from the SBA Agreement.
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. Our amended and restated Credit Agreement dated October 19, 2010 with CPC matures on May 27, 2011. With this latest modification to our Credit Agreement, we believe we will be able to secure an extension of our Credit Agreement or a new agreement with CPC with substantially similar terms and expect to have it in place prior to its maturity in 2011. We anticipate that we will continue to rely primarily on operating cash flow, vendor lines of credit and our Credit Agreement to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our anticipated cash requirements for operations over the next 12 months.
However, if we are not able to renegotiate the terms or obtain a Credit Agreement on terms satisfactory to us, or at all, we may ultimately be unable to meet our payment obligations under our current Credit Agreement. While we believe that this eventually is unlikely, it is possible that in this event, we may be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition. Additionally, a default could significantly diminish the market value and marketability of our common stock.
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
Our results of operations may be affected by changes in interest rates due to the impact those changes have on any borrowings under our Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of September 30, 2010 and December 31, 2009, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $68.2 million and $82.9 million, respectively. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.
Long-term debt includes amounts related to lease transactions, which is disclosed in Note 7 as long-term financed lease debt. These amounts will amortize over the period of the lease instruments with no cash affect to the Company. A change in interest rates would result in no additional interest expense related to financed lease debt. We had no long-term debt and long-term financed lease debt as of September 30, 2010 and December 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Acting Co-Chief Executive Officer, Senior Vice President and Acting Co-Chief Executive Officer, Senior Vice President & Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on this evaluation, our Acting Co-Chief Executive Officer, Senior Vice President and Acting Co-Chief Executive Officer, Senior Vice President & Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Acting Co-Chief Executive Officer, Senior Vice President and Acting Co-Chief Executive Officer, Senior Vice President & Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 1, 2010, GTSI received a notice from the Small Business Administration (the “SBA”) that the SBA was temporarily suspending GTSI from any future contract awards from the federal government. The suspension notice cited that it was based on evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affects the present responsibility of GTSI as a government contractor. On October 19, 2010, GTSI Corp entered into an administrative agreement with the U.S. Small Business Administration (the “SBA Agreement”). Pursuant to the SBA Agreement, the SBA lifted the temporary federal contract suspension it imposed on GTSI on October 1, 2010. As a result, GTSI may, subject to the SBA Agreement, resume full business with most of its existing clients and pursue new contracts with the federal government.
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new federal governmental contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits in circumstances involving small businesses serving as prime contractors and joint ventures with small businesses. GTSI will also discontinue participating in the SBA’s mentor-protégé program. GTSI further agreed to retain an SBA-approved monitor to regularly report to the SBA on GTSI’s compliance with the SBA Agreement and applicable government contracting laws and regulations (the “Monitor”). On November 8, 2010, GTSI agreed to retain Debarment Solutions Institute, LLC as the Monitor and the SBA has approved that Monitor. The term of the SBA Agreement commenced on October 19, 2010 and will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
In connection with the SBA Agreement, GTSI accepted the voluntary resignations of Scott Friedlander as Chief Executive Officer, President and a Director of GTSI, and Charles DeLeon as a Senior Vice President and General Counsel of GTSI, both effective as of October 26, 2010. In connection with their voluntary resignations the Company has entered into separation agreements with Messrs. Friedlander and DeLeon. GTSI also agreed to suspend three other employees for the term of the SBA Agreement. GTSI committed to adopt, implement and maintain a self-governance program that includes a business ethics program that covers all employees. As part of the business ethics program, GTSI will create a position and designate an employee as GTSI’s ethics officer, who will be responsible for managing all aspects of the business ethics program. At least once each calendar year, GTSI will conduct an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s Code of Business Ethics and the special requirements regarding government contracting and report the results of such audit to the SBA and the Monitor. The Board of Directors approved the selection of the Ethics Officer on November 3, 2010.
The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing the same subject matter that led to the SBA temporary federal contract suspension and the resulting SBA Agreement and we are providing information in response to that inquiry.
GTSI will continue to cooperate with the continuing investigation of its conduct as a subcontractor for certain small businesses. The continuing investigation of GTSI by the Government could result in administrative, civil or criminal penalties, including a recommendation that may adversely affect GTSI’s ability to serve as a government contractor.
By letter dated May 24, 2010 the U.S. SBA advised EyakTek that its request for a voluntary early graduation from the SBA’s Business Development Program under Section 8(a) of the Small Business Act (“Section 8(a) BD Program”) was approved, effective May 10, 2010. EyakTek’s operating agreement provides that EyakTek shall dissolve and commence winding up and liquidating upon its graduation from the Section 8(a) BD Program, unless EyakTek’s members by an affirmative vote of at least 65% of the membership interests decide to continue EyakTek’s business operations. While GTSI has not yet voted its 37% EyakTek membership interests to continue EyakTek’s business operations such operations have continued since EyakTek’s graduation from the Section 8(a) BD Program.

On September 14, 2010, GTSI filed a Complaint in the Chancery Court of Delaware against EyakTek; two of EyakTek’s three owner/members—The Eyak Corporation (“Eyak Corp.”), which owns 51% of EyakTek, and Global Technology LLC, which owns 12% of EyakTek, (collectively, the “Member Defendants”); and several of EyakTek’s directors and officers (the “Individual Defendants”). GTSI is the third member of EyakTek (GTSI owns 37% of EyakTek). The Complaint alleges that EyakTek and the Member Defendants have breached EyakTek’s Operating Agreement by taking certain actions without GTSI’s approval, which is required under the Operating Agreement, including taking actions leading to the making of an unsolicited offer to acquire GTSI and the continuation of the business operations of EyakTek after its graduation from the SBA’s 8(a) Business Development Program. The Complaint further alleges that the Individual Defendants have breached their fiduciary duties and the implied covenant of good faith and fair dealing by allowing EyakTek to take these actions. The Complaint seeks declaratory and injunctive relief, plus attorneys’ fees, against all of the Defendants. On November 3, 2010, GTSI filed an Amended Complaint in the Chancery Court, which clarifies the nature of relief sought and adds an additional claim for breach of EyakTek’s Operating Agreement based upon EyakTek’s refusal to recognize GTSI’s designated director to EyakTek’s board of directors, among other matters.
On September 20, 2010, the Member Defendants and Individual Defendants filed an Arbitration Demand with the American Arbitration Association asserting that GTSI’s claims in the Delaware Chancery Court are subject to arbitration. The Arbitration Demand also asserted that GTSI’s filing of the Delaware Complaint violated EyakTek’s Operating Agreement and constituted a breach of fiduciary duty and the implied covenant of good faith and fair dealing that GTSI allegedly owes to EyakTek as a member of EyakTek. The Arbitration Demand seeks declaratory relief, damages, and attorneys’ fees against GTSI.
GTSI, the Member Defendants and the Individual Defendants have filed motions in the Chancery Court to dismiss and/or stay the other’s lawsuit/arbitration. The Delaware Chancery Court heard both sets of motions on November 5, 2010. As of the date hereof, the Delaware Chancery Court has not issued any decision in respect of the hearing on the motions. The parties have agreed that the Amended Complaint does not change the nature of the pending motions to dismiss and/or stay.
By letter dated November 1, 2010, Eyak Corp., through the same counsel that represents EyakTek, advised GTSI that Eyak Corp. was the owner of 100 shares of GTSI’s common stock, and as a GTSI stockholder Eyak Corp. was demanding that GTSI investigate and take actions on matters set forth in the letter, including matters that are the subject of GTSI’s claims before the Delaware Chancery Court. Eyak Corp. alleges that GTSI’s failure to approve the continuation of EyakTek’s business operations constitutes a breach of fiduciary duties by GTSI’s directors and officers and demands that they cure this breach by approving the continuation of EyakTek’s business operations. Eyak Corp. further demands, if the alleged breach is not cured, that GTSI investigate prior disclosure related to the disputes and litigation with EyakTek, make appropriate disclosures, including to the SBA and GTSI’s lenders, and investigate GTSI’s financial statements and account balances in respect of GTSI’s 37% interest in EyakTek. Further, EyakTek demands that GTSI bring action against GTSI’s employees, officers and directors responsible for the foregoing alleged actions to recover damages for GTSI. GTSI’s board of directors will take such action in connection with the asserted matters as it deems necessary or appropriate and in the best interest of GTSI and its stockholders, in accordance with Delaware law.
In addition to the matters discussed above, we have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. Except as discussed above, we believe the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty. Further, from time-to-time, agencies of the U.S. Government, including the SBA and the U.S. Attorney’s Office as discussed above, investigate whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete. We believe, based upon current information, that, except as discussed above, the outcome of any such government investigations will not have a material adverse effect on our financial position.

Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q and our 2009 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading “Risk Factors” in Part I, Item 1A of our 2009 Form 10-K. Since the filing of our 2009 Form 10-K, the Company has identified some additional important factors that may cause actual results to differ materially from those in forward-looking statements and form historical trends.
Compliance with the SBA Agreement and the outcome of the Government investigations thereunder may have a material adverse effect on the Company.
The Company’s compliance with the SBA Agreement and the outcome of the continuing related Government investigations of GTSI, which could result in administrative, civil and criminal penalties, could have a material adverse effect on the Company’s business, financial condition and operating performance. Also, the Company’s failure to generate additional sales or reduce operating costs to offset for lost sales due to the restrictions in the SBA Agreement and the administrative costs related to complying with the SBA Agreement could have a material adverse effect on our working capital.
If the Company is unable to attract a new Chief Executive Officer, or unable to attract or retain other key management personnel, it might not be able to find suitable replacements on a timely basis, and the Company’s business could be disrupted.
The Company’s success is largely dependent upon the continued service of a relatively small group of experienced and knowledgeable key executive and management personnel. The Company believes that there is, and will continue to be, intense competition for qualified personnel in our industry, and there is no assurance that the Company will be able to attract a new Chief Executive Officer or there is no assurance the Company will be able to attract or retain the personnel necessary for the management and development of its business. Turnover, particularly among senior management, can also create distractions as the Company searches for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with the Company’s business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The loss or unavailability of one or more of the Company’s executive officers or the inability to attract or retain key employees currently or in the future could have a material adverse effect on the Company’s business, financial condition and results of operations.
We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
Governmental scrutiny from regulators and law enforcement agencies with respect to our business practices, our past actions and other matters has increased dramatically in the past year. The current political and public sentiment regarding our involvement with small business has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by government officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, often results in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming, expensive and can divert the time and effort of our senior management from our business. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our Company.
We believe that EyakTek’s future financial performance may be adversely affected because of their graduation from the SBA’s Section 8(a) BD Program.
Because EyakTek graduated from the SBA’s Section 8(a) BD Program earlier this year, we believe that EyakTek’s financial performance may be adversely affected in the near future. In addition, because we have been unable to resolve our disputes with EyakTek and its other members, we may have to consider seeking dissolution of EyakTek pursuant to its operating agreement.
The risks discussed in our 2009 Form 10-K and above are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Sales
None.
(b) Use of Proceeds
None.

(c) Issuer Purchases of Equity Securities
On December 19, 2008, the Company’s Board of Directors (the “Board”) authorized a program for periodic purchases of GTSI common stock over a 24 month period in an aggregate amount not to exceed two million shares. On June 8, 2009, the Board authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. The Amended and Restated Agreement, entered into on October 19, 2010, prohibits GTSI from purchasing any of its common stock. The following table sets forth the purchases of our common stock we made during the three months ended September 30, 2010:

	(a)		Total Number of	Maximum Dollar
	Total		Shares Purchased	Value of Shares
	Number	Average	as Part of	that May Yet Be
	of Share	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

July 1 to July 31	14,146	$5.49	13,316	$1,766,736
August 1 to August 31	4,175	$5.44	4,175	$1,744,041
September 1 to September 30	—	$—	—	$1,744,041

	18,321	$5.48	17,491

(a)	The July purchases include 830 shares surrendered to cover the tax withholding obligation with respect to the vesting of 2,310 restricted stock awards.
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

GTSI Corp.
Date: November 15, 2010	/s/ SANDRA B.GILLESPIE
Sandra B. Gillespie
Acting Co-Chief Executive Officer, Senior Vice President

Date: November 15, 2010	/s/ PETER WHITFIELD
Peter Whitfield
Acting Co-Chief Executive Officer, Senior Vice President and Chief Financial Officer

Exhibit Number	Description

4.01
Rights Agreement, dated as of September 14, 2010, between GTSI Corp. and American Stock Transfer & Trust Company, LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (1)

10.1	Employment Agreement dated August 4, 2010 between the Registrant and Scott Friedlander * (2)
10.2	Third Amendment to Credit Agreement dated as of September 15, 2010 among GTSI Corp., Castle Pines Capital LLC and Wells Fargo Foothill LLC (3)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 13, 2010.

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K/A dated August 4, 2010.

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 15, 2010.