Form 10-K
period 2010-12-31
GTSI CORP
filed 2011-03-11
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2010 was $42,436,763.
The number of shares outstanding of the registrant’s common stock on March 8, 2011 was 9,635,216.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of GTSI’s Stockholders scheduled to be held on April 28, 2011.

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
Overview
Founded in 1983, GTSI Corp. is a Delaware corporation with nearly three decades of experience in selling information technology (“IT”) products and solutions to U.S. Federal, state and local governments and to prime contractors that are working directly on government contracts. We use the terms “GTSI,” “Company,” “we,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries. During this period, our customers have come to rely on GTSI to translate business challenges into practical technology solutions for today’s governments. “GTSI” is a registered service mark of GTSI Corp. All other trademarks and service marks are proprietary to their respective owners.
We offer a competitive mix of logistical and procurement support to the U.S. Federal Government, state and local governments, and prime contractors. Our total sales were $667 million, $762 million and $821 million for the years ended December 31, 2010, 2009 and 2008, respectively. The approximate percentage of our sales by customer type for the years ended December 31 was:

	2010	2009	2008
Federal Government	67%	72%	70%
Prime Contractors	29%	23%	23%
State and Local Governments	4%	5%	7%

Total	100%	100%	100%
Additional information related to net income, total assets, significant customers and long-lived assets is provided in the consolidated financial statements and the accompanying notes to the consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).
The IT solutions we offer to our customers are enterprise product-based, with many including a service component. Enterprise product-based components are identified and purchased by government procurement officers under standard government contracts, ranging from single agency contracts to those that are available to the entire U.S. Federal Government or state government contracts such as U.S. Communities. We are well positioned to fulfill the requirement of having an appropriate contract vehicle as we hold a contract portfolio that includes nearly four dozen such contracts, including many major Federal agency-specific contracts.
To fulfill product demand, we maintain an ISO 9001:2008-registered Integration and Distribution Center containing approximately 142,000 square-feet in Northern Virginia, adjacent to Washington Dulles International Airport. We leverage our Integration and Distribution Center and logistics expertise to offer a wide variety of managed fulfillment and value added services such as:
•	Hardware integration
•	Customer image propagation
•	Automated system diagnostics and data capture

•	Asset tagging and asset management
•	Complex configurations, burn in, and testing of a variety of IT solutions
•	Inventory management and delivery services to support customer project schedules
To help our customers acquire, manage and refresh their technology in a strategic and application-appropriate manner, GTSI has created a financial services capability to manage the entire technology lifecycle. GTSI offers lease arrangements to allow government agencies to acquire technology on an evenly distributed operating expense basis, rather than on the much more budget-sensitive and discontinuous capital expense basis. This is especially important to agencies with budget planning requirements that cover several future years and technology needs that cannot be accurately planned on the same timeline. It also helps agencies keep their information management resources focused on the flow and security of agency information, rather than ownership of the technology itself.
Administrative Agreement with the U.S. Small Business Administration
On October 1, 2010, GTSI received notice from the Small Business Administration (“SBA”) that GTSI had been temporarily suspended from any future Federal Government contracting. On October 19, 2010, GTSI entered into an administrative agreement with the SBA (the “SBA Agreement”) pursuant to which the SBA lifted the suspension it had imposed on GTSI. Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. For a further discussion regarding the SBA Agreement see Item 3 “Legal Proceedings.”
Business Strategy
GTSI is committed to providing information technology solutions and services to government customers. We believe there are opportunities to increase profitability of our existing business by growing our financial and professional services revenue, and by expanding our relatively low market share within the growing government IT market.
GTSI continues to evolve as a provider of value-added enterprise information technology solutions that include both professional services and products to government and prime contractor customers. We have successfully provided consulting and technical assistance in support of complex and multi-vendor solutions as a prime contractor as well as a subcontractor. While larger sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. We are continuing our strategy of increasing the focus on larger, more profitable transactions, while improving processes to make the delivery of the smaller transactions more profitable. Specifically, we plan to:
Continue Focusing on the Government IT Market
Because of our exclusive focus on government, GTSI has developed the expertise and established the partner and customer relationships necessary to be a leader in this market. As a result, our marketing activities combined with sales activity have been effective at reaching and servicing our government customers at all levels to include chief information officers, procurement and contracting officers, information resource managers, as well as systems integrators, value-added resellers and prime contractors.
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

Retain and Obtain Government Contracts and Utilize Flexible Contract Vehicles
GTSI holds a wide range of government contracts, including multi-million dollar, multiyear contract vehicles with the U.S. Department of Defense (“DoD”) and several Federal Civilian agencies, as well as multiple award schedules and blanket purchasing agreements with DoD, Federal Civilian agencies, state and local agencies. In addition, we also serve as a subcontractor, providing products and services to other companies holding government contracts. GTSI intends to continue identifying and pursuing contract vehicles that best leverage our broad selection of solutions, services, integration and distribution capabilities and partner relationships.
Continue to expand our Solution and Services
GTSI continues to develop and deliver information technology solutions that include products from OEM partners in the areas of Client End-Points, Networking, Data Center and Security. GTSI will continue to enable said solutions through consulting, integration, delivery and support services.
Provide a High-Quality Centralized Source for Procuring IT Products and Services
In addition to offering a comprehensive line of computer hardware, software and peripheral products, GTSI offers pre- and post-sales technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that we sell. We offer a wide range of IT solutions and products plus the convenience, flexibility and cost savings of obtaining infrastructure technology solutions from a centralized source. As we interact with our customers, we focus on providing high quality customer services associated with the order, delivery, installation and repair of the products we sell. In addition to our heritage product offerings, we also have capabilities to meet our customer’s needs with regard to data centers, networks, client devices and physical security.
Customers
Federal Government & Prime Contractors
GTSI has been dedicated to the Federal, state and local government marketplaces since our inception in 1983. Historically, more than 20% of our revenue comes from prime contractors. Our most significant subcontracts are with companies such as Raytheon Company, General Dynamics, SAIC, Northrop Grumman and Lockheed Martin. Our top customer relationships include the U.S. Department of Army, U.S. Department of Veterans Affairs, Department of Homeland Security, Internal Revenue Service (“IRS”) and the Federal Bureau of Investigation. While GTSI derives the majority of its sales from DOD and Federal Civilian sectors; we are also focused on continuing to grow our positions in the state and local and U.S. Intelligence marketplaces. The breakout of our U.S. Federal Government sales is approximated below:

	2010	2009	2008
Department of Defense	30%	38%	43%
Civilian Agencies and Departments	40%	37%	32%
Prime Contractors	30%	25%	25%

Total	100%	100%	100%
State and Local
GTSI’s sales in the state and local government market are generated mostly from county and city agencies. Cities and counties are faced with maintaining government services, including urban security and safety, that improve the quality of life for constituents. With reduced budgets and workforce, agencies are forced to re-examine core competencies and outsource labor to maximize the efficiencies provided by advancing technology. Automating processes and achieving operational efficiency are essential to cutting costs and addressing budget constraints. The U.S. Communities Program provides a contract vehicle that enables GTSI to address customer requirements, offer a needs assessment, procure best-of-breed technologies and be responsible for the delivery.

Because Federal funds are available to state and local governments for protection against terrorist and criminal threats, we plan to grow our state and local business by focusing our Physical Security practice on education, city infrastructure, maritime ports and airports. In addition, our Mobile Evidence Capture (“MEC”) practice focuses on law enforcement and public safety. MEC enables digital in-car video evidence to be captured, transmitted, stored and retrieved without human manipulation to quickly and effectively comply with prosecution processes. Much like Physical Security solutions, MEC is moving from analog to digital, leveraging GTSI technical resources, competencies in security, wireless, networking and storage while using existing processes for project management and services implementation.
Contracts
GTSI achieves its sales through Federal, state and local government contracts and open market procurements. Our contracts with the U.S. Federal Government include a General Services Administration (“GSA”) Schedule contract, indefinite delivery/indefinite quantity (“IDIQ”) contracts, blanket purchase agreements (“BPAs”), task order contracts and multi-agency contracts (“MACs”).
We typically pursue formal government bids for IDIQ contracts and BPAs. Many of these bids are awarded on the basis of “best value” to the government which, depending on the bid, can be a combination of price, management and technical expertise, past performance on other government contracts and other factors. We seek to use our professional services and other delivery capabilities, vendor relationships, purchasing power, supply chain management and procurement expertise to compete successfully on Federal government bid opportunities. These procurements may involve millions of dollars in total sales, span multiple years and provide a purchasing vehicle for many government agencies. Items offered under our contracts include IT hardware and software as well as program/project management services, technical/engineering services, life-cycle maintenance, training and other IT services.
The majority of our contracts allow GTSI to deliver comprehensive, enterprise-wide solutions that include both products and professional services. GTSI has established a team of experienced program managers to increase the size and scope of our program/project portfolio and manage programs of increasing complexity.
General Services Administration
GTSI holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA Center for IT Schedule Programs. In 2002, the U.S. Federal Government exercised the first of three five-year options to extend the GTSI contract through March 31, 2007. This schedule has since been extended eight times through March 31, 2011 while GTSI is negotiating with the government for the acceptance of our proposal for a new award. As a result of GTSI’s past performance in our Services sector, we received an award with increased labor rates on the existing Schedule 70 contract, as well as expansion of new labor categories that appropriately define our business.
GSA contracts provide government agencies, prime contractors, and state and local governments with an efficient and cost-effective means for buying commercial IT products and services. GSA purchasers may place unlimited orders for products under GSA contracts.
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
Indefinite Delivery/Indefinite Quantity(“IDIQ”)
GTSI holds a number of IDIQ contracts, through which the government establishes a purchasing vehicle and/or allocates funds for future purchases, without specifying purchase dates or quantity. IDIQ contracts offer greater flexibility than GSA contracts because they typically permit products and services to be added quickly. There are three types of IDIQ contracts: government-wide acquisition contracts (“GWAC”), multi-agency contracts and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single Federal agency for government-wide use upon approval by the Office of Management and Budget, while MACs accept orders from the same agency, and from other agencies under the authority of the Economy Act.

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
Task Order Contracts
GTSI has also entered into a number of task order contracts with Federal Government agencies. Task order contracts specify the period of performance, including the number of option periods, and specify the quantity and scope of products and services the Federal agency will acquire under the contract. After award of the master contract, the Federal agency will issue individual task orders, as needed, to address specific defined requirements. Task orders typically include a statement of work (“SOW”) and/or a bill of materials (“BOM”) that define the services or products the contractor will be obligated to deliver.
State and Local
State and local contracting vehicles generally fall into two categories: individual competitive procurements for specific IT solutions or state and locally based IDIQ contracts. State and local procurements typically require formal responses from a prospective bidder. Compliance is required with each state’s code of procurement regulations to successfully market and sell to the state. GTSI currently maintains several state and local IT contracts, regularly submits written bids to state and local governments and is on a number of state and local government bid lists.
In 2009, GTSI was re-awarded the U.S. Communities (“USC”) contract for a four-year term with a two to three-year extension option. U.S. Communities is a pre-competed National cooperative purchasing agreement available to cities, counties, special districts (airport, water, etc.), state agencies, K-12 schools, higher education, and large non-profits such as hospitals and clinics in all 50 U.S. states. Our USC contract is our primary vehicle for the state and local sales organization. Entering our eighth year with the U.S. Communities Contract, we have established programmatic relationships with customers to offer the operational efficiencies that the U.S. Communities contract can allow, with GTSI providing professional services to ensure project delivery, enabling our customer to focus on their constituent business objectives.
In addition, GSA provides access to state and local government agencies to utilize GSA Schedules. Multi-state contracts enable individual states to utilize the buying power of multiple states to reduce costs based on volume purchasing.
The solutions sold under the USC contract utilize competitive labor rates for professional services on a firm-fixed- price or time-and-material basis. Volume discounts are available to public agencies and are offered on a case-by-case basis depending on agency commitment and buying power. With solutions such as Physical Security, Data Center Virtualization and Modernization, and MEC as a focus, USC allows us to maintain compliance with funding milestones, act as the project manager, and provide the delivery engineering and project management services to achieve customer acceptance and mission compliance.

Open Market
While open market is not a contract vehicle, GTSI has processes and procedures to utilize open-market pricing, separate and apart from GSA Schedules, IDIQs and BPAs. We also sell enterprise products and services to government-serving prime contractors, including systems integrators through open market procurements. Certain contract vehicles allow a small percentage of open market pricing to be included to supplement those products and services that are under contract.
Solutions, Services and Products
GTSI monitors and evaluates existing and emerging technologies and trends to help ensure that we offer our customers the most appropriate technology for their applications. GTSI provides its customers IT infrastructure solutions and services customized to their specific needs.
Technology Lifecycle Management (“TLM”)
GTSI’s TLM methodology combines professional and financial services with strong industry partnerships into a comprehensive framework for managing each phase of IT infrastructure lifecycle. TLM has three core elements: planning of the entire process of IT Infrastructure Optimization, in which we identify and assess, acquire, implement and integrate, support, refresh and disposal before acquisition; ongoing Program Management of the infrastructure lifecycle elements; and separating the acquisition necessities of IT Infrastructure Optimization from realities of three-year budget cycles and narrowly defined budget line items. By planning for each phase with a long term approach, funding and management of IT programs can be more effectively aligned with mission goals and realization of benefits. GTSI TLM helps customers reduce total cost of ownership and risk, while increasing flexibility and efficiencies.
Solutions
In 2010, we continued to align our solutions with the IT infrastructure needs and requirements of our customers in the areas of Client End-Points, Networking, Data Center and Security. GTSI embraced the evolving government requirements in IT Infrastructure such as collaboration, virtualization and security and developed innovative approaches to Desktop & Server Virtualization, Unified Communications and Physical Security. GTSI enables solutions through combining products from our OEM partners with the financial, consulting, integration, delivery and support services to include:
•	Client, including Desktop Virtualization and Thin Client
•	Networking, including Unified Communications and Visual Information Systems
•	Data Center, including Server Virtualization, Power & Cooling, and Disaster Recovery
•	Security — Cyber and Physical
Services
GTSI Services provide our government customers with the resources to design, configure, implement and support state-of-the art IT products and solutions; and facilitates the Technology Lifecycle Management method of managing scalable, IT infrastructure as a service. Our services ensure that the products we deliver are interoperable, efficient, support the customer environment, and protect customers’ investments. The Services strategy supports our government contracts, company sales and partner efforts for growth in the market. We believe that providing these services along with industry-leading manufacturer products helps differentiate GTSI from its competitors.
GTSI Services is comprised of four main areas — Professional Services, Integration Services, Support Services and Financial Services.

Professional Services
The Professional Services team includes solutions architects, technical engineers, security consultants and project managers. Skilled engineers possess the technical certifications that align with GTSI’s manufacturing partners that allow us to implement customer solutions. This team also maintains pertinent professional certifications, such as Information Technology Infrastructure Library and Certified Information Systems Security Professional and security cleared resources to ensure that GTSI is able to provide services across all government agencies. Project Managers lead engagements using Project Management Body of Knowledge best practices. They hold Project Management Institute professional certifications and are skilled in managing projects using Earned Value Management standards.
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
Integration Services
Integration Services provides engineering, integration, asset management, and logistical support for complex assembly of hardware and software. Industry and professionally certified experts operate in our own ISO 9001:2008 Integration and Distribution Center to upgrade, install, test and configure systems to agency standards. Each project is assigned a dedicated manager to oversee logistics support and fulfillment of services to streamline deployment, reduce downtime and manage costs. GTSI integration engineers and consultants have proven experience in leading integration platforms. Our knowledge of our government customers, coupled with strong industry and technology expertise, help mitigate the risks involved in integrating new IT technologies.
GTSI’s Asset Management technology provides comprehensive asset management systems that inventory, track and securely dispose of an organization’s assets. Our solution includes Radio Frequency Identification (“RFID”), Unique Identification (“UID”), and Real-Time Location System (“RTLS”) capabilities. GTSI has a scalable asset management solution to enable an agency to track inventory, monitor asset location, manage software libraries, schedule maintenance, track financial information, and be alerted to high priority events or changes. This solution helps agencies meet compliance and regulatory standards. Asset Disposal services provide agencies with a method to eliminate unnecessary equipment in a safe, cost effective manner that is in compliance with DOD standards, and includes certificates of destruction.
Support Services
GTSI’s proactive approach to the sustainability of the IT infrastructure is reinforced by its Support Services offerings to help customers increase productivity and extend the life of IT assets. GTSI Support Services help overcome day-to-day technology challenges and allow agencies to stay focused on key mission objectives. Our portfolio of renewable, post-implementation services ensures rapid problem resolution and a reduction in total cost of ownership through decreased downtime and proactive support. These capabilities include replacement of parts, multi-vendor first-call and onsite support, online monitoring of support status, and software updates.
We believe two additional significant capabilities provide a competitive differentiator and help customers maintain technology infrastructures: Support Service Center and SupportNet. Support Service Center offers dedicated representative, first call support for single or multi-vendor requirements 24 x 7 via phone or web portal, where customers may also track incident management reports. SupportNet provides customers a secure portal with warranty and maintenance data for multi-vendor inventories. It allows customers a comprehensive view to manage, aggregate and co-terminate support contracts.

Financial Services
GTSI Financial Services helps customers gain quicker access to the technology that meets their needs. GTSI Financial Services provides flexible financing options for the entire technology lifecycle and such options may be a better fit for an agency’s operating and maintenance budget than a capital expenditure.
Products
GTSI has strategic relationships with hardware and software industry-leading OEMs. GTSI includes their products in the solutions provided to our customers. For example, GTSI includes leading hardware servers and virtualization software in virtualization solutions, security, routers and switches for voice and data network modernization, and rugged digital cameras and sensors for physical security solutions.
The following table indicates, for the years ended December 31, the approximate sales (dollars in millions) by product category and related percentages of total sales.

Sales Type	2010		2009		2008
Hardware	$463.1	69.5%	$495.6	65.1%	$585.7	71.3%
Software	130.2	19.5%	182.4	23.9%	159.7	19.4%
Services	51.1	7.7%	55.6	7.3%	56.5	6.9%
Financing	22.3	3.3%	28.3	3.7%	19.3	2.4%

Total	$666.7	100.0%	$761.9	100.0%	$821.2	100.0%

Strategic Partner Relationships
GTSI maintains strong relationships with a core set of strategic partners. These partners are industry leaders and are established in the government market. Our strategic partners include: Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, Net App, Dell, Citrix and Hitachi.
Additionally, we establish and grow alliances with specialized technology companies that complement our core partners which then address our customer needs for their solutions environment.
GTSI offers our partners several advantages in the government market by providing:
•	A superior ability to design, procure, install, operate, and refresh solutions through our infrastructure as a service business model
•	A gateway to the complex government market through a significant number of diverse contract vehicles
•	Access to government customers through GTSI’s proactive sales force providing solutions, services and products
•	Lower cost overhead associated with government contractor compliance and procurement regulations
Our vendor agreements vary, but typically they permit us to purchase products for combining with integration and professional services for transactions with government customers. Very few of our agreements require us to purchase any specified quantity of product. GTSI usually requires our partners to provide us with supply and price protection for the duration of specifically signed government contracts. Other than supply agreements under certain government contracts, our vendor agreements are typically terminable by GTSI or the vendor on short notice, at will or immediately upon default by either party, and may contain limitations on vendor liability. These vendor agreements also generally permit GTSI to return previous product purchases at no charge within certain time limits for a restocking fee or in exchange for the vendor’s other products.

Our strategic partners may provide us with various forms of marketing and sales financial assistance, including sales incentives, market development funds, cooperative advertising and sales events. Partners may also provide sell-through and other sales incentives in connection with certain product promotions.
Inventory Management
We purchase products for resale both directly from manufacturers and indirectly through distributors and resellers. During 2010, we purchased approximately 65% of the products we sold directly from manufacturers and the remaining amount from distributors and resellers. Products are shipped to our customers both from our ISO 9001:2008 Integration and Distribution Center and directly by our suppliers. The receiving, inventory and shipping processes in our Integration and Distribution Center are highly automated. Products are systemically tracked while in the facility through the use of handheld scanners that are used to capture product information and status triggered by receipt, transfer and shipment. Our shipping process captures product model numbers and serial numbers via bar code scan and ties them directly to order and carrier information. We ship products with a wide variety of carriers, using automation that selects the best carrier based on customer location, size of shipment, and desired service levels. We are able to negotiate favorable rates with many carriers, including FedEx and UPS.
We perform a comprehensive physical inventory each January and supplement that with regularly scheduled, system-controlled cycle counts throughout the year. Our cycle count schedule is constructed to result in complete inventory coverage approximately every two months.
We have a RFID tagging solution that enables us to apply RFID labels to case and pallet-load shipments that satisfy DoD Gen-2 requirements.
Marketing and Sales
GTSI’s strategic marketing initiatives continue to focus on positioning the Company’s value as a systems integrator, with substantial solutions and services capabilities. In 2010, GTSI used tradeshows, advertising, seminars and webinars as primary marketing tools to reach key audiences. In early 2010, GTSI launched a redesigned corporate website (www.gtsi.com), as a key positioning tool and a vehicle for educating government executives on the latest trends in IT. The website in particular focuses on the IT technology areas of Virtualization, Cloud Computing and Physical Security, where GTSI has deep expertise and capability.
GTSI continues to utilize its technology-centric Customer Briefing Center and Solutions Lab to demonstrate the Company’s growing capabilities and best practices for addressing the key challenges faced by government IT decision makers. The marketing and branding efforts reaffirm the Company’s belief that it has the resources and expertise to deliver best business practices, engineering skills and financial options that combine myriad benefits into a single delivery source of leading-edge information technology to governments.
Our sales organization is focused on understanding the current and emerging requirements of our customers, and demonstrating how the Company delivers comprehensive solutions that encompass the products and services that meet those needs. The efforts continue to provide coverage that supports existing customers, while at the same time advancing initiatives that focus on new accounts and new solution offerings to potential customers.
Competition
The government IT market is highly competitive with a wide variety of technology and service players. As the Federal, state and local governments continue to face budget shortfalls, competition will be more intense. GTSI’s competitors include traditional hardware and software manufacturers and resellers, mid-tier systems integrators, and IT infrastructure solutions and service providers.

We believe that the principal competitive factors in the government IT market include:
•	Past performance within the government market
•	Expertise in government procurement processes where standardized contracts exist and where recommended changes will be implemented
•	Existing customer and partner relationships for which there is traditionally a high barrier to entry
•	Technical expertise
•	Logistical capability
•	Customer service and support
The growing trend in government to consolidate and reduce operational costs as well as the current economic environment, is likely to increase the needs of government agencies to extend the lifecycle of their existing legacy systems to deliver mission-critical services. Flexible styles of IT infrastructure service, such as infrastructure as a service (“IaaS”), software as a service (“SaaS”) and cloud computing will become more and more established. An emphasis on data center consolidation and use of “green” IT will contribute to the competitive nature of this market. Government agencies need guidance developing migration strategies and technology solution maps to extract more from their existing infrastructure while working toward managed services environments.
With our agility and deep IT infrastructure expertise, as well as our long-term customer relationships, we are well-positioned to help our customers migrate, implement and operate new infrastructure environments. To enhance our strategic position in the government infrastructure services market, we are investing in our services and solutions offerings as well as training and certification programs for our engineering and technical staff.
Backlog
We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of the U.S. Federal Government ordering patterns and changes in inventory availability of various products. Our backlog includes hardware and software orders that have not shipped or delivered (“unshipped backlog”) as well as orders that have shipped or delivered but cannot be recognized as revenue at the end of the reporting period, since title passes normally to our customers when the orders reach the destination. Backlog also includes services that have not been performed. Total backlog, as of December 31, 2010, excluding leasing revenue, was $123.2 million compared to $144.9 million as of December 31, 2009. Unshipped backlog as of December 31, 2010 was approximately $104.3 million, compared to $127.8 million as of December 31, 2009.
Employees
At February 18, 2011 we had 433 employees, including 235 in sales, marketing and professional services; 65 in operations; and 133 in finance, IT, contracts and legal, and other support functions. None of our employees are represented by a labor union and we have not experienced any labor-related work stoppages.
Since the Company entered into the SBA Agreement on October 19, 2010 the number of Company employees has decreased from approximately 532 to 433 as of February 18, 2011.
Available Information
GTSI is traded on the NASDAQ Global Market under the symbol GTSI (See Item 5 of this Form 10-K). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site at www.GTSI.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.

ITEM 1A.	RISK FACTORS
There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some important factors that may cause actual results to differ materially from those in forward-looking statements and from historical trends.
Compliance with GTSI’s administrative agreement with the U.S. Small Business Administration (the “SBA Agreement”) and the outcome of the Federal Government investigations thereunder may have a material adverse effect on the Company.
The Company’s compliance with the SBA Agreement and the outcome of the continuing related Federal Government investigations of GTSI, which could result in administrative, civil and criminal penalties, may have a material adverse effect on the Company’s business, financial condition and operating performance. For a further discussion regarding the SBA Agreement see Item 3 “Legal Proceedings.” Compliance with the SBA Agreement may result in the modification and termination of GTSI’s various small business contracts. As a result of the SBA Agreement, certain GTSI multiyear financing agreements were modified or terminated, which resulted in a $4.6 million write-off of net financing receivables. In addition, some other multiyear financing agreements were restructured to become due within the next 12 months, resulting in a $22.0 million decrease in accounts receivable and long-term receivables along with a corresponding $22.0 million decrease in accrued liabilities and other liabilities. The Company’s failure to generate additional sales or reduce operating costs to offset for lost sales due to the restrictions in the SBA Agreement and the costs of complying with the SBA Agreement may have a material adverse effect on our financial performance.
We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
Governmental scrutiny from regulators and law enforcement agencies with respect to our business practices, our past actions and other matters has increased materially in the past year. The current political and public sentiment regarding our involvement with small businesses has resulted in a significant amount of adverse press coverage. Press coverage and other public statements that assert some form of wrongdoing, regardless of any factual basis may result in investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming, expensive and may divert our senior management’s time and effort from our business. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our Company.
GTSI’s continuing disputes with EyakTek and its other members may have a material adverse effect on our financial performance.
As discussed in Item 3 “Legal Proceedings,” EyakTek’s request for voluntary early graduation from the SBA’s Section 8 (a) BD Program was approved, effective May 10, 2010. EyakTek’s Operating Agreement provides that EyakTek shall dissolve and commence winding up and liquidating upon its graduation from the Section 8(a) BD Program, unless EyakTek’s members by an affirmative vote of at least 65% of the membership interests decide to continue EyakTek’s business operations. While GTSI has not voted its 37% EyakTek membership interests to continue EyakTek’s business operations, such operations have continued since EyakTek’s graduation from the Section 8(a) BD Program.
In September 2010, GTSI filed a complaint in the Chancery Court of Delaware against EyakTek, certain EyakTek directors and officers (“Individual Defendants”) and EyakTek’s other members (“Member Defendants”) alleging that the defendants had breached EyakTek’s Operating Agreement by taking certain actions without GTSI’s approval that is required under the Operating Agreement, including actions leading to the making of an unsolicited offer to acquire GTSI and the continuation of the business operations of EyakTek after its graduation from the SBA’s 8(a) BD Program.

In September 2010, EyakTek and the other defendants filed an arbitration demand with the American Arbitration Association asserting that GTSI’s claims in the Delaware Chancery Court are subject to arbitration under EyekTek’s Operating Agreement. The arbitration demand also asserts that GTSI’s filing of the Delaware complaint violated EyakTek’s Operating Agreement and constituted a breach of fiduciary duty and the implied covenant of good faith and fair dealing that GTSI allegedly owes to EyakTek as a member of EyakTek. The arbitration demand seeks declaratory relief, damages, and attorneys’ fees against GTSI.
GTSI filed a motion in the Chancery Court to dismiss or stay the above-referenced arbitration. EyakTek, the Member Defendants and Individual Defendants filed a motion to dismiss or stay GTSI’s lawsuit. The Delaware Chancery Court heard the motions in November 2010 and subsequently, based primarily on its interpretation of the arbitration provisions of EyakTek’s Operating Agreement, determined that the arbitrator and not the court must decide whether the matter is to proceed in court or in arbitration. Thus, the court granted the defendants’ request to stay GTSI’s lawsuit.
Thereafter, GTSI submitted to the above-referenced arbitrator claims against and request for relief from EyakTek, the Member Defendants and Individual Defendants similar to GTSI’s above-referenced claims and request for relief denied by the Delaware Chancery Court. In addition, GTSI requested the arbitrator to enforce the above-referenced provision of EyakTek’s Operating Agreement requiring the dissolution of EyakTek because of its graduation from Section 8(a) BD Program.
While the outcome of these continuing disputes with EyakTek, the Member Defendants and Individual Defendants is currently unknown, such outcome may include a buyout of GTSI’s ownership in EyakTek, the dissolution of EyakTek, the continuation of EyakTek under its current Operating Agreement or under a modified Operating Agreement or some other alternative agreed upon by the various parties involved or ruled by the arbitrator. GTSI’s sale of its EyakTek interest or EyakTek’s dissolution would result in GTSI having no future equity income from EyakTek as reported in GTSI’s Consolidated Statements of Operations. In the past, including for the years ended December 31, 2010, 2009 and 2008, EyakTek’s equity income has had a material positive impact on GTSI’s financial performance. We believe that GTSI’s continuing disputes with EyakTek, the Member Defendants and Individual Defendants may have a material adverse affect on our financial performance.
We believe that EyakTek’s future financial performance may be adversely affected by recent developments including EyakTek’s graduation from the SBA’s Section 8(a) BD Program, the SBA suspension of EyakTek’s subsidiary EG Solutions, LLC from Federal Government contracting and possible increased Federal Government scrutiny regarding Alaska native corporations.
Effective May 2010, EyakTek’s request for voluntary early graduation from the SBA’s Section 8(a) BD Program was approved. On November 18, 2010, EyakTek’s wholly owned subsidiary EG Solutions, LLC, received notice from the SBA that EGS was suspended from receiving any future Federal Government contracting. Government scrutiny from regulators and law enforcement agencies, along with media attention, has increased within the past year regarding Alaska native corporations. The Eyak Corporation, an Alaska native corporation, owns 51% of EyakTek. We believe that these recent developments may have an adverse affect in the future on EyakTek’s financial performance.
We depend heavily on Federal Government contracts. A delay in the Federal budget process or a Federal Government shutdown may adversely affect our sales and gross margins, operating results and cash flows.
For the year ended December 31, 2010, we derived approximately 96% of our sales from the Federal Government or from prime contractors under Federal Government contracts. We expect to continue to derive most of our sales from work performed under Federal Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years.
The programs in which we participate must compete with other Federal Government programs and policies for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on Federal customer budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in domestic spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.

In years when the Federal Government does not complete its budget process before the end of its fiscal year (September 30), Federal Government operations typically are funded through a continuing resolution that authorizes agencies of the Federal Government to continue to operate, but does not authorize new spending initiatives. When the Federal Government operates under a continuing resolution, delays can occur in the procurement of products and services. The Federal Government is currently operating under a continuing resolution that is effective through March 18, 2011, and its budget for 2011 has not been finalized. While this historically has not had a material effect on our business, if the Federal budget process results in a Federal Government shutdown, the continuing resolution be prolonged further or extended through the entire government fiscal year, it may have a material adverse affect on our financial performance.
We rely on a small number of large transactions for significant portions of our sales and gross margins, and our operating results and cash flows may decline significantly if we fail to secure additional large transactions.
We rely on the Federal Government to provide a substantial portion of our sales either directly or through prime contractors with which we work. We have derived, and believe that we will continue to derive, a significant portion of our sales from a limited number of projects and transactions with the Federal Government. For the year ended December 31, 2010, approximately 96% of our sales came from the Federal Government or from prime contractors under Federal Government contracts. The completion or cancellation of a large project or a significant reduction in scope may significantly reduce our sales and gross margins. In addition, if we fail to secure an equal number of large transactions in the future, our results may be negatively impacted. Any dispute, failure to exercise an extension, or contract not renewed as a result of a re-compete may have a material adverse impact on our future operating results and gross margins.
If the Company is unable to attract and retain key management and sales personnel, it might not be able to find suitable replacements on a timely basis, and the Company’s business may be disrupted.
The Company’s success is largely dependent upon the continued service of a relatively small group of experienced and knowledgeable key executive, management and sales personnel. Since the Company entered into the SBA Agreement on October 19, 2010, the number of our employees has decreased from approximately 532 to 433 as of February 18, 2011. In addition, the Company believes that there is, and will continue to be, intense competition for qualified personnel in our industry, and there is no assurance that the Company will be able to attract or retain the personnel necessary for the management and development of its business. Turnover, particularly among senior management, can also create distractions as the Company searches for replacement personnel, which may result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with the Company’s business and operations. In addition, manpower in certain areas may be constrained, which may lead to disruptions over time. The loss or unavailability of one or more of the Company’s executive officers or the inability to attract or retain key management and sales employees currently or in the future may have a material adverse effect on the Company’s business, financial condition and results of operations.
We continue to shift our business model from a reseller of products to a high-end solutions provider and this new model has certain risks, including increased competition, which may impact future results.
We continue to evolve our business from one which resells commodity IT products to one which provides value-added solutions to our government customers. A number of risks are inherent in this strategy. We may not be able to maintain a workforce that has the technical skills to provide more complex technology to customers. Services and solutions require different internal accounting, tracking, and project management procedures, and there is no assurance we will be able implement and maintain those necessary procedures. We are now competing against organizations which have greater experience and past performance in selling solutions to government customers. Some of these competitors also have significantly greater financial, technical and marketing resources, generate greater sales and have greater name recognition than we do. Additionally, our efforts spent on evolving to a high-end solutions business model may detract from operating results.

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
If we are unable to compete effectively we may experience operating losses and our market share may decline, adversely affecting our results of operations and financial condition. We also will need to continue to develop additional internal technical capabilities to identify, develop, market and sell more complex solutions, and there is no assurance we will be successful in these endeavors.
Any issue that compromises our relationship with Federal Government agencies would cause serious harm to our business.
Our sales are highly dependent on the Federal Government’s demand for IT products. Direct and indirect sales to numerous Federal Government agencies and departments accounted for 96%, 95% and 93% of our sales in 2010, 2009 and 2008, respectively. We believe that Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with Federal Government agencies would cause serious harm to our business. A material decline in overall sales to the Federal Government as a whole, or to certain key agencies thereof, may have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with Federal Government agencies are:
•	Our performance on individual contracts and delivery orders
•	The strength of our professional reputation
•	The relationships of our key executives with customer personnel
•	Our compliance with complex procurement laws and regulations related to the formation, administration and performance of Federal Government contracts
To the extent that our performance does not meet customer expectations, or our reputation or relationships deteriorate, this would cause a negative effect on our sales, profitability and cash flow. Noncompliance with government procurement regulations or contract provisions may result in substantial monetary fines or damages, suspension or debarment from doing business with the Federal Government, and civil or criminal liability.
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

Adverse changes in Federal Government fiscal spending may have a negative effect on our sales, gross margin, and cash flow.
Changes in Federal Government spending policies or budget priorities may directly affect our financial performance. Among the factors that may materially harm our business are:
•	A significant decline in spending by the Federal Government in general or by specific departments or agencies in particular
•	Changes in the structure, composition and/or buying patterns of the Federal Government
•	The adoption of new laws or regulations changing procurement practices
•	Delays in the payment of our invoices by government payment offices
These or other factors may cause Federal Government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which would cause us to lose future revenue.
If we fail to comply with our Amended Credit Agreement, we may not be able to continue to operate our business.
The affirmative, negative and financial covenants of our Amended Credit Agreement impose certain operating restrictions and financial and reporting covenants on us. These restrictions and conditions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The financial covenants require us, among other things, to:
•	Maintain Tangible Net Worth not less than or equal to $45 million as of the end of each fiscal month
•	Maintain Ratio of Total Liabilities to Tangible Net Worth not greater than 5.25 to 1.00 as of the end of each fiscal month
•	Maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of the fiscal months of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of the fiscal months of July, August and September.
•	Maintain minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as of the end of each fiscal month
The Company was in compliance with all financial covenants as set forth in the Amended Credit Agreement as of December 31, 2010.
While the Company believes that we will remain in compliance with all of the financial and reporting covenants in the Amended Credit Agreement, there can be no assurance that we will continue to do so. A breach of any of the covenants or restrictions in the Amended Credit Agreement may result in an event of default under the Amended Credit Agreement. Such a default may result in our lenders discontinuing lending or declaring all outstanding borrowings, including our inventory financing, to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
Our business may be negatively affected by current global economic and credit conditions.
Our Amended Credit Agreement is provided by a syndication of several financial institutions that share the committed financing under the Amended Credit Agreement. Economic and credit market conditions have presented banks and financial institutions with significant challenges, which has led a number of such entities to seek capital from the U.S. Federal Government. Although we monitor the ability of the financial institutions within the syndication to fulfill their counterparty responsibilities, future market conditions may affect the ability of one or more of these financial institutions to provide the financing that has been committed under the Amended Credit Agreement. The inability to access our Amended Credit Agreement could have a material, adverse effect on our business, results of operations, and liquidity.

Infrastructure failures may have a material adverse effect on our business.
We are highly dependent on our infrastructure to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, recognize revenue and otherwise carry on our business in the ordinary course. In 2008, GTSI launched a large upgrade to the enterprise systems to gain advantage of features provided by the software vendor as well as utilize new architecture tools for supply chain fulfillment. As of December 31, 2010, GTSI continued to enjoy stabilized systems, but we cannot be assured that possible failures will not occur in the future. GTSI continues to plan for risk mitigation should a minor infrastructure disruption occur and as such will enforce operational continuity plans which are from time to time updated as needed.
Any material weaknesses in our internal control over financial reporting may have a material adverse effect on our business and a negative impact on our stock price.
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
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters may significantly affect our financial results.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, stock-based compensation, receivables, inventories, self-insurance, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management may significantly change our reported or expected financial performance.
If we fail to align costs with our sales levels, net losses may result in future years.
Our profitability is a function of our ability to generate sales, improve our efficiency, and control costs. We plan our operating expense levels based primarily on forecasted sales levels. These expenses and the impact of long-term commitments are relatively fixed in the short-term. A short fall in sales may lead to operating results being below expectations because we may not be able to quickly reduce our fixed expenses in response to short term business changes. In addition any reductions in workforce may have significant risks, including decreases in employee morale and the failure to meet operational targets due to the loss of employees.
If we are unable to control our costs or generate sales to cover the costs required to run our business, net losses may result in future years and our business may be adversely affected.

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
Because we sometimes work with third parties, any failure by these third parties to satisfactorily perform their obligations may hurt our reputation, operating results and competitiveness.
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
We rely on a concentrated number of strategic partners for the majority of our hardware, software and related services needs. The terms of agreements with our vendors vary, but typically permit us to purchase products and services, that may be combined with integration and professional services for transactions with our government customers. Our vendor agreements are typically terminable by GTSI or the vendor on short notice, at will or immediately upon default by either party. If we can no longer obtain our hardware and software needs from our major suppliers due to mergers, acquisitions or consolidation within the marketplace, material changes in their partner programs, their refusal to continue to supply to us on reasonable terms or at all, and we cannot find suitable replacement suppliers, it may have a material adverse impact on our future operating results and gross margins.

Any potential future acquisitions, strategic investments or mergers may subject us to significant risks, any of which may harm our business.
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
Any acquired business, technology, service or product may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an acquisition, investment or merger may cause our actual results to differ materially from those anticipated.
Any potential future new lines of business may subject us to significant risks, any of which may harm our business.
Our long-term strategy may include new lines of business within the Federal and commercial business arena. Any new lines of business would involve a number of risks and may present financial, managerial and operational challenges. The results may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect, which may have a material short term adverse impact on our future operating results and gross margins.
The risks discussed above are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
GTSI’s primary business is conducted from its corporate headquarters complex and distribution center located in Northern Virginia. We do not own any real property. In December 2007, GTSI executed a new 10-year lease for a new corporate headquarters in Herndon, Virginia and moved into the approximately 104,000 square-foot facility in November 2008. In June 2008, GTSI relocated its datacenter to a separate location owned and operated by a third party. The 42-month agreement, which includes options for additional years, calls for the hosting and providing power services for a company installed datacenter. GTSI’s primary distribution and integration operations are located in a facility of approximately 142,000 square feet in Chantilly under a lease expiring in December 2011.
Our corporate headquarters is a multi-tenant facility located in Herndon, Virginia, approximately five miles from our distribution and integration center directly on the Route 28 corridor, across from Dulles International Airport. The facility has an efficient space plan that incorporates a number of resources that enhances our business development such as a Client Solutions Center, upgraded testing labs and meeting spaces to enable our employees to take advantage of a number of amenities that are provided to the tenants of the facility. GTSI has a number of lease options for current and future space commitments under its 10-year term lease.
We believe the facilities we are retaining are in good condition and suitable to meet our current needs for the conduct of our business. For additional information regarding our obligations under leases, see Note 15 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
On October 1, 2010, GTSI received notice from the SBA that GTSI was temporarily suspended from any future Federal Government contracting. The suspension notice cited that it was based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the present responsibility of GTSI as a government contractor. On October 19, 2010, GTSI entered into an administrative agreement with the SBA (the “SBA Agreement”) pursuant to which the SBA lifted the temporary federal contract suspension it had imposed on GTSI. As a result, GTSI is, subject to the SBA Agreement, engaged in its business with most of its existing clients and pursuing new Federal Government contracts.
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits in circumstances involving small businesses serving as prime contractors, joint ventures with small businesses and participating in the SBA’s mentor-protégé program. As also required by the SBA Agreement, GTSI has retained Debarment Solutions Institute, LLC, a SBA-approved monitor, to report regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal Government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
In connection with the SBA Agreement, GTSI accepted the voluntary resignations of Scott Friedlander as Chief Executive Officer, President and a Director of GTSI, and Charles DeLeon as a Senior Vice President and General Counsel of GTSI, both effective as of October 26, 2010. In connection with their voluntary resignations the Company entered into separation agreements with Messrs. Friedlander and DeLeon. GTSI also suspended three other employees, who subsequently resigned. GTSI has conducted a review of its business ethics program that covers all employees and created a position and designated an employee as GTSI’s ethics officer who is responsible for managing GTSI’s business ethics program. At least once each year, GTSI will conduct an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s code of business ethics and the special requirements regarding government contracting and report the results of such audit to the SBA and Debarment Solutions Institute, LLC.
The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing the same subject matter that led to the SBA temporary suspension of GTSI from Federal Government contracting and the resulting SBA Agreement. GTSI has provided information in response to that inquiry.
GTSI will continue to cooperate with the continuing investigations of GTSI’s conduct as a subcontractor for certain small businesses. The continuing investigations of GTSI by the Federal Government may result in administrative, civil or criminal penalties, including a recommendation that may adversely affect or terminate GTSI’s ability to serve as a government contractor.
EyakTek Arbitration and Certain Related Matters
By letter dated May 24, 2010 the SBA advised EyakTek that its request for a voluntary early graduation from the SBA’s Business Development Program under Section 8(a) of the Small Business Act (“Section 8(a) BD Program”) was approved, effective May 10, 2010. EyakTek’s Operating Agreement provides that EyakTek shall dissolve and commence winding up and liquidating upon its graduation from the Section 8(a) BD Program, unless EyakTek’s members by an affirmative vote of at least 65% of the membership interests decide to continue EyakTek’s business operations. While GTSI has not voted its 37% EyakTek membership interests to continue EyakTek’s business operations, such operations have continued since EyakTek’s graduation from the Section 8(a) BD Program.

In September 2010, GTSI filed a complaint in the Chancery Court of Delaware against EyakTek; two of EyakTek’s three owner/members—The Eyak Corporation (“Eyak Corp.”), which owns 51% of EyakTek, and Global Technology LLC, which owns 12% of EyakTek, (collectively, the “Member Defendants”); and several of EyakTek’s directors and officers (the “Individual Defendants”). GTSI is the third member of EyakTek, as noted above GTSI owns 37% of EyakTek. GTSI’s complaint alleged that EyakTek and the Member Defendants had breached EyakTek’s Operating Agreement by taking certain actions without GTSI’s approval, which is required under the Operating Agreement, including actions leading to the making of an unsolicited offer to acquire GTSI and the continuation of the business operations of EyakTek after its graduation from the Section 8(a) BD Program. The complaint further alleged that the Individual Defendants had breached their fiduciary duties and the implied covenant of good faith and fair dealing by allowing EyakTek to take these actions. The complaint requested declaratory and injunctive relief, plus attorneys’ fees, against all of the defendants. On November 3, 2010, GTSI filed an amended complaint in the Chancery Court, which clarified the nature of relief sought and added an additional claim for breach of EyakTek’s Operating Agreement based upon EyakTek’s refusal to recognize GTSI’s designated director to EyakTek’s board of directors, among other matters.
In September 2010, EyakTek, the Member Defendants and Individual Defendants filed an arbitration demand with the American Arbitration Association asserting that GTSI’s claims in the Delaware Chancery Court are subject to arbitration under EyakTek’s Operating Agreement. The arbitration demand also asserted that GTSI’s filing of the Delaware complaint violated EyakTek’s Operating Agreement and constituted a breach of fiduciary duty and the implied covenant of good faith and fair dealing that GTSI allegedly owes to EyakTek as an EyakTek member. The arbitration demand seeks declaratory relief, damages, and attorneys’ fees against GTSI.
GTSI filed a motion in the Delaware Chancery Court to dismiss or stay the above-referenced arbitration. EyakTek, the Member Defendants and Individual Defendants filed a motion to dismiss or stay GTSI’s lawsuit. The Delaware Chancery Court heard both sets of motions in November 2010 and subsequently, based primarily on its interpretation of the arbitration provision of EyakTek’s Operating Agreement, determined that the arbitrator and not the court must decide whether the matter is to proceed in court or in arbitration. Thus, the court granted the defendants’ request to stay GTSI’s lawsuit. GTSI’s appeal of such decision was not successful.
Thereafter, GTSI submitted before the above-referenced arbitrator claims against and request for relief from EyakTek, the Member Defendants and Individual Defendants similar to GTSI’s above-referenced claims and request for relief denied by the Delaware Chancery Court. In addition, GTSI requested the arbitrator to enforce the above-referenced provisions of EyakTek’s Operating Agreement requiring the dissolution of EyakTek because of its graduation from Section 8(a) BD Program. While the outcome of these continuing disputes with EyakTek, the Member Defendants and Individual Defendants is currently unknown, such outcome may include a buyout of GTSI’s ownership in EyakTek, the dissolution of EyakTek, the continuation of EyakTek under its current Operating Agreement or under a modified Operating Agreement or some other alternative agreed upon by the various parties involved or ruled by the arbitrator.
By letter dated November 1, 2010, Eyak Corp., through the same counsel that represents EyakTek, advised GTSI that Eyak Corp. was the owner of 100 shares of GTSI’s common stock, and as a GTSI stockholder Eyak Corp. was demanding that GTSI investigate and take actions on matters set forth in the letter, including matters that were the subject of GTSI’s claims before the Delaware Chancery Court. Eyak Corp. alleged that GTSI’s failure to approve the continuation of EyakTek’s business operations constitutes a breach of fiduciary duties by GTSI’s directors and officers and demands that they cure this breach by approving the continuation of EyakTek’s business operations. Eyak Corp. also demanded that, if the alleged breach is not cured, GTSI investigate its prior disclosure related to GTSI’s disputes and litigation with EyakTek, make appropriate disclosures, including to the SBA and GTSI’s lenders, and investigate GTSI’s financial statements and account balances in respect of GTSI’s 37% interest in EyakTek. Further, Eyak Corp. demanded that GTSI bring action against GTSI’s employees, officers and directors responsible for the foregoing alleged actions to recover damages for GTSI. GTSI’s board of directors and a special committee of the Board are investigating this matter and will take such action as they deem necessary or appropriate and in the best interest of GTSI and its stockholders, in accordance with Delaware law.
Law Firm Investigations
According to a number of public announcements, several law firms are investigating, on behalf of purchasers of GTSI common stock, potential violations of the federal securities laws by GTSI with a focus on whether statements regarding GTSI’s business, prospects and operations were materially false and misleading when they were made. These press releases also stated the investigations were based on the SBA accusations that GTSI obtained government contracts not available to GTSI due to its size. The press releases also encouraged any person who invested in GTSI common stock between January 1, 2007 and October 1, 2010 to contact the law firms.

Other Matters
In addition to the matters discussed above, we have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. We believe the resolution of these other claims that we have in the normal course of our business will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty. Further, from time-to-time, agencies of the Federal Government, including the SBA and the U.S. Attorney’s Office as discussed above, investigate whether our operations are being conducted in accordance with applicable regulatory requirements. Federal Government investigations of us, whether relating to government contracts or conducted for other reasons, may result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or may lead to suspension or debarment from future Federal Government contracting. Federal Government investigations often take years to complete.

ITEM 4.	(REMOVED AND RESERVED).
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The annual meeting of GTSI’s stockholders is scheduled to be held at 10:00 a.m. on April 28, 2011, at the Company’s headquarters located at 2553 Dulles View Drive, Suite 100, Herndon, VA.
Price Range of Common Stock
GTSI’s common stock is traded on the NASDAQ Global Market under the symbol GTSI. As of March 8, 2011, there were 287 holders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

	2010		2009
Quarter	High	Low	High	Low
First	$6.28	$5.05	$5.99	$3.40
Second	$6.67	$5.46	$6.09	$3.68
Third	$7.05	$5.04	$8.11	$5.35
Fourth	$7.25	$3.55	$8.04	$4.96
GTSI’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane Plaza Level, New York, NY 10038; telephone 1-800-937-5449.
Dividends
The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. Also, as discussed in Note 8 to GTSI’s consolidated financial statements, included in Part II, Item 8 of this Form 10-K, the Amended Credit Agreement currently prohibits GTSI from paying any cash dividends.

Issuer Purchases of Equity Securities
On June 8, 2009, GTSI’s Board of Directors (“the Board”) authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. In connection with the SBA Agreement, GTSI Corp. entered into the Amended Credit Agreement with its lenders, dated October 19, 2010, which prohibits GTSI from purchasing any of its common stock. The Company did not purchase any of its common stock during the three months ended December 31, 2010, except for 1,985 shares acquired through net share settlements to cover tax withholdings in connection with restricted stock issuances.
Equity Compensation Plans
The following table summarizes information regarding GTSI’s equity compensation plans as of December 31, 2010.

	Number of Shares to		Number of Shares
	be Issued upon		Remaining Available for
	Exercise / Lapse of	Weighted	Future Issuance Under
	Outstanding Options /	Average	Equity Compensation
	Restricted Stock	Exercise Price of	Plans (excluding shares
	Awards	Outstanding	reflected in column (a))
Plan Category	(a)	Options	( c )

Equity compensation plans approved by stockholders by stockholders	1,404,382	$8.22	1,134,164

PERFORMANCE GRAPH
The following graph is furnished pursuant to SEC Exchange Act regulations. It compares the annual percentage change in the cumulative total return on Common Stock with the cumulative total return of the NASDAQ Composite Index and a Peer Index of companies with the same four-digit standard industrial classification (SIC) code as the Company (SIC Code 5045 — Computers and Peripheral Equipment and Software)1 for the period commencing January 1, 2006 and ending December 31, 2010. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2006	2007	2008	2009	2010
GTSI Corp.	100.00	131.89	140.86	85.71	70.86	67.29
NASDAQ Market Index	100.00	110.25	121.88	73.10	106.22	125.36
SIC Code Index[1]	100.00	111.83	100.43	62.51	118.62	159.20
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GTSI CORP., NASDAQ MARKET INDEX AND
SIC CODE INDEX

[1]	The 34 companies listed in SIC Code 5045 are: ADPT CORP.; AVNET, INC.; BEIJING CENTURY HEALTH MEDICAL, INC.; CIRTRAN CORPORATION; CISTERA NETWORKS, INC.; CONTINENTAL INFORMATION SYSTEMS CORPORATION; DEGAMA SOFTWARE SOLUTIONS, INC.; DIGITAL RIVER, INC.; DUALSTAR TECHNOLOGIES CORPORATION; EUROPEAN MICRO HOLDINGS, INC.; GTSI CORP.; HENRY JACK & ASSOCIATES, INC; HITACHI, LTD. ADR; HXT HOLDINGS, INC.; IB3 NETWORKS, INC.; IFS INTERNATIONAL HOLDINGS, INC.; INGRAM MICRO, INC.; INX, INC.; KONINKLIJKE PHILIPS ELECTRONICS, N.V. ADR; NAVARRE CORPORATION; NETTEL HOLDINGS, INC.; OFFICE DEPOT, INC.; PARLAY ENTERTAINMENT, INC.; PEERLESS SYSTEMS CORPORATION; PROGRESSIVE GAMING INTERNATIONAL CORPORATION; SECURE NETWORKS, INC.; SED INTERNATIONAL HOLDINGS, INC.; SOLERA HOLDINGS, INC; STAPLES, INC.; TECH DATA CORPORATION; TELECONNECT, INC.; TRANSNET CORPORATION; UNITED STATIONERS, INC.; AND WAYSIDE TECHNOLOGY GROUP, INC.

Since GTSI’s proxy statement last year, ADAPTEC, INC.; AMERICAN SOFTWARE, INC.; AVISTAR COMMUNICATIONS CORPORATION; BELL MICROPRODUCTS, INC.; CHINA TECHNOLOGY GLOBAL CORPORATION; CIRCUIT CITY STORES, INC.; MERISEL, INC.; PROXYMED, INC.; SCANSOURCE; SHARP HOLDING CORPORATION; SUPER LUCK, INC.; TRANS-LUX CORPORATION were deleted from SIC Code 5045 and the following 9 companies were added to SIC Code 5045:
ADPT CORP.; BEIJING CENTURY HEALTH MEDICAL, INC.; CISTERA NETWORKS, INC.; DIGITAL RIVER, INC.; EUROPEAN MICRO HOLDINGS, INC.; HXT HOLDINGS, INC.; IFS INTERNATIONAL HOLDINGS, INC.; SOLERA HOLDINGS, INC; TELECONNECT, INC.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. The statement of operations data set forth below for the three years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 has been derived from GTSI’s audited consolidated financial statements that are included in Part II, Item 8 of this Form 10-K. The statement of operations data for the year ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 is derived from audited consolidated financial statements of GTSI that are not included herein.
In reviewing the statement of operations data for the five years ended December 31, 2010, 2009, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 the following material items should be considered. Loss from operations, net loss and loss per share for the year ended December 31, 2010, our net income and earnings per share for the year ended December 31, 2008, and our loss from operations, net loss and loss per share for the year ended December 31, 2006 were materially affected by certain items, which affects the comparability of the information presented with other years’ results. Loss from operations for the year ended December 31, 2010 included charges of $4.6 million to cost of sales and $3.0 million of Selling, General and Administrative (“SG&A”) expenses related to the SBA Agreement as discussed in Note 15 to GTSI’s consolidated financial statements. Income tax benefit for the year ended December 31, 2008 included the reversal of the tax valuation allowance of $4.6 million. Cost of sales for the year ended December 31, 2006 included the positive effects of the de-recognition of aged accrued payables of $5.8 million; a change in estimate of vendor rebates of $1.1 million; and a change in estimate of vendor payable amounts of $4.0 million. As a result of these items, loss from operations and net loss for the year ended December 31, 2006 was $10.9 million lower. All notes referenced are in Item 8 of this Form 10-K. Our historical results are not necessarily indicative of our results for any future period.

Statement of Operations Data:

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

SALES	$666,711	$761,870	$821,165	$723,465	$862,977

COST OF SALES	586,371	660,418	713,812	618,745	749,198

GROSS MARGIN	80,340	101,452	107,353	104,720	113,779

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	87,636	98,107	103,848	106,335	115,240

(LOSS) INCOME FROM OPERATIONS	(7,296)	3,345	3,505	(1,615)	(1,461)

INTEREST AND OTHER INCOME (EXPENSE), NET	7,466	6,320	2,524	416	(1,663)

INCOME (LOSS) BEFORE TAXES	170	9,665	6,029	(1,199)	(3,124)

INCOME TAX (PROVISION) BENEFIT	(1,100)	(4,209)	1,806	(568)	110

NET (LOSS) INCOME	$(930)	$5,456	$7,835	$(1,767)	$(3,014)

(LOSS) EARNINGS PER SHARE
Basic	$(0.10)	$0.56	$0.80	$(0.18)	$(0.32)
Diluted	$(0.10)	$0.56	$0.79	$(0.18)	$(0.32)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,604	9,706	9,760	9,571	9,371
Diluted	9,604	9,762	9,865	9,571	9,371

Balance Sheet Data:	As of December 31,
(in thousands)	2010	2009	2008	2007	2006

Working capital	$77,511	$62,167	$67,473	$69,985	$70,197
Total assets	203,844	288,631	247,629	226,667	330,681
Borrowings under credit facility	—	—	22,387	18,031	30,912
Long-term liabilities, including debt	3,044	17,598	5,101	20,432	33,888
Total liabilities	107,634	192,344	157,515	148,954	253,998
Stockholders’ equity	96,210	96,287	90,114	77,713	76,683

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
GTSI has more than 27 years of experience in selling IT products and solutions primarily to U.S. Federal, state and local governments and to prime contractors who are working directly on government contracts. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with wide variety of vendors, and a technology lifecycle management approach.
The IT solutions we offer to our customers have a strong product component, along with a services component on many solutions. We connect IT’s leading vendors, products and services inside the core technology areas most critical to government success by partnering with global IT leaders such as Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, Net App, Dell, Citrix and Hitachi. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions we provide to our customers.
GTSI continues to develop and deliver information technology solutions that include products from OEM partners in the areas of Client End-Points, Networking, Data Center and Security. GTSI will continue to enable said solutions through consulting, integration, delivery and support services.
To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of professional and financial services capable of managing and funding the entire technology lifecycle. Additionally, GTSI offers leasing arrangements to allow government agencies to acquire access to technology on an evenly distributed operating expense basis, rather than on the much more budget-sensitive and discontinuous capital expense basis. We believe this model represents a distinctive advantage to our customers.
Summarized below are some of the possible material trends, demands, commitments, events and uncertainties currently facing the Company:
•	On October 1, 2010, GTSI received a notice from the Small Business Administration (“SBA”) that the SBA was temporarily suspending GTSI from any future Federal Government contracting. On October 19, 2010, GTSI entered into an administrative agreement with the SBA lifting the temporary suspension (the “SBA Agreement”). In addition, GTSI entered into an Amended Credit Agreement, dated October 19, 2010, with its lenders. See our Note 15 “Commitments and Contingencies” in Item 8 and “Legal Proceedings” included in Item 3, for a discussion of these matters. While we are continuing to work to minimize the impact on our future business, the temporary suspension and SBA Agreement reduced sales and gross margin during the fourth quarter of 2010. During the three months ended December 31, 2010, the Company recorded $4.6 million of lease write-offs as a result of the SBA Agreement and incurred additional SG&A expenses of approximately $1.4 million, $0.7 million and $0.9 million related to severance, legal, and monitoring and other expenses, respectively, in connection with the SBA Agreement. If the Company is unable to generate additional sales, mitigate impacted opportunities and reduce operating costs to offset for lost sales activity and added administrative costs related to the restrictions under the SBA Agreement it may have a material adverse effect on the Company’s business, results of operations and financial condition in future periods. The Company expects to incur additional SG&A expenses during the year ended December 31, 2011 related to legal, professional and monitoring and other expenses in connection with the SBA Agreement.

•	Resolution of our continuing disputes with EyakTek and its other members may have a material adverse effect on our financial performance, as discussed in Item 3 “Legal Proceedings.” While the outcome of these continuing disputes with EyakTek and its other members is currently unknown, possible outcomes may include a buyout of our equity interests in EyakTek, the dissolution of EyakTek, the continuation of EyakTek under its current Operating Agreement or under a modified Operating Agreement or some other alternative agreed upon by the various parties involved or ruled by the arbitrator. The sale of our equity interest in EyakTek or EyakTek’s dissolution would result in GTSI having no future equity income from EyakTek as reported in GTSI’s Consolidated Statements of Operations. In the past, including for the years ended December 31, 2010, 2009 and 2008, EyakTek’s equity income has had a material positive impact on GTSI’s financial performance. We believe that GTSI’s continuing disputes with EyakTek and its other members may have a material adverse affect on our financial performance. During the year ended December 31, 2010, the Company incurred legal fees of approximately $0.7 million related to the various EyakTek legal matters and will continue to incur legal expenses until a resolution is reached.
•	We depend heavily on Federal Government contracts. The Federal Government is currently operating under a continuing resolution that is effective through March 18, 2011, and its budget for 2011 has not been finalized. A delay in the Federal Government budget process or a Federal Government shutdown may adversely affect our sales and gross margins, operating results and cash flows.
•	In the near term, we face some uncertainties due to the current business environment. We have continued to experience a longer contracting process with DOD agencies, which is one of our traditionally stronger markets. This delay, along with an overall decrease in Federal Government IT spending may have a negative impact on our financial condition, operating performance, revenue, income or liquidity.
•	A shift of expenditures away from programs that we support may cause Federal Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or to decide not to exercise options to renew contracts.
•	With the Sun/Oracle merger and the continued consolidation within the OEM market place, we are likely to see continued pricing pressure from our partners in the market place.
The Company’s financial results for the year ended December 31, 2010 were negatively impacted by various government agencies spending trends, continued consolidation within the OEM market place, competitive pricing pressures and weak sales activity in certain pockets of the hardware and software commodity segments, especially within the DOD agencies.
During the year ended December 31, 2010, the Company reviewed its various divisions and departments and whether to increase or decrease personnel as may be appropriate to support its operations. The Company, which had 615 employees as of February 26, 2010, had 532 employees at October 19, 2010 and 433 employees as of February 18, 2011. The reduction of 83 employees from February 26, 2010 to October 19, 2010, included 52 hires, 68 involuntary separations and 67 voluntary separations. Since October 19, 2010, the reduction of 99 employees included 16 hires, 26 involuntary separations and 89 voluntary separations. During the three months ended December 31, 2010, the higher than expected rate of voluntary separations of employees has resulted in some key openings within our sales organization and other positions within our organization. We are actively recruiting for these positions to help minimize any impact on future revenue and results of operations. For the years ended December 31, 2010, and 2009, the Company recorded severance related costs, which are included in SG&A expenses, of $2.3 million and $0.6 million, respectively.
As discussed in more detail below:
•	Our sales decreased approximately $95.2 million, or 12.5%, from 2009 to 2010;
•	Gross margin decreased $21.1 million and gross margin as a percentage of sales decreased 1.2 percentage points from 2009 to 2010;

•	In 2010, SG&A expenses decreased approximately $10.5 million however SG&A expenses as a percentage of sales increased 0.2 of a percentage point from 2009 to 2010;
•	Our net loss for the year ended December 31, 2010 was $0.9 million;
•	Cash used in operations totaled $3.2 million for the year ended December 31, 2010;

Our business experiences significant fluctuations in our quarterly sales, operating income (loss) and net income (loss) as a result of the buying patterns of the Federal Government, our primary customer. In 2008, our results were positively affected by the reversal of the tax valuation allowance of $4.6 million, which was recorded as an income tax benefit and increased our net income by $4.6 million or an increase of $0.47 per share. For additional details, see the further MD&A discussion below.
We continue to evolve as a provider of value-added infrastructure solutions that include both products and services to our government and system integrator customers. We continue to identify and eliminate certain redundancies within the Company and have terminated activities that have failed to yield adequate profitability. While the larger IT infrastructure solutions sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. Going forward, we will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable. In addition, we will continue to take other actions to become a profitable company.
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

As discussed in Note 1 “New Accounting Pronouncements,” in Item 8, effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2011, the new accounting guidance for multiple-deliverable revenue arrangements and the new guidance related to the scope of existing software revenue recognition guidance. The guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting. The Company is still evaluating the impact from this adoption and does not expect that it will have a material impact on the Consolidated Financial Statements.
The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services based on the needs of its clients. These arrangements may include any combination of hardware, software, services and/or financing.
When a customer order contains multiple items such as hardware, software and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis and if delivery of undelivered items is probable and substantially in GTSI’s control.
Generally, the Company is able to establish fair value for all elements of the arrangement. In these instances, revenue is recognized on each element separately. However, if the delivered items do not have stand alone value to the customer without additional services provided, the Company recognizes revenue on the contract as a single unit of accounting, based on either the completed-contract or proportional-performance methods as described below. The Company has allocated revenue from multiple-element arrangements to the multiple elements based on the relative fair value of each element, which was generally based on the relative sales price of each element when sold separately.
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
Financing Receivables
We enter into complex agreements with our customers to provide IT solutions with payment terms generally spread over a two to four-year period. Usually we monetize these future revenue streams by selling such receivables to third party financial institutions. We have master service agreements with multiple lenders each with varying terms. These agreements, as well as the individual transaction agreements, require significant analysis to determine whether the transfer of the receivable should be accounted for as a sale or a secured borrowing with pledge of collateral based on FASB ASC 860, Transfers and Servicing, criteria that requires GTSI to effectively surrender control over the asset. The technical accounting and legal requirements involved are complex and subject to interpretation. Significant judgment is required to determine if we have effectively surrendered control over the asset. If certain criteria are met and control is surrendered, the transaction is recorded as financing revenue and associated expenses as cost of sales. If the transfer does not meet the criteria for a sale, the transaction is reported as a secured borrowing with pledge of collateral. The collateral remains on our balance sheet and revenues and cost of sales are recognized over the term of the agreement.

Stock-Based Compensation
Effective January 1, 2006, we adopted FASB ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments on estimated fair values. We adopted this standard using the modified-prospective transition method.
Inventory
Our inventory is stated at the lower of average cost or market value. We reduce the value of our inventory for excess and obsolete inventory based on assumptions about future demand and market conditions. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we would be required to increase our expense to write-down inventory to market value and our gross margin may be adversely affected.
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
Accounts Payable
We purchase significant amounts of inventory each year and record an estimate of the payable based on the purchases as of the balance sheet date. For products shipped directly from our vendors to our customers, management makes estimates regarding the payable for shipped goods. As invoices are received, we record adjustments for actual prices paid. Changes in our estimate of the payable balance may be caused by changes in price between the order date and the receipt date related to volume discounts, changes in market rates, or special pricing promotions offered by our vendors.
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
Income Taxes
Determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is not more likely than not to be realized through future taxable earnings or implementation of tax planning strategies. We record reserves for uncertain tax positions, which management believes are adequate. As of December 31, 2010, management believes it is more likely than not that the net deferred tax assets will be realized and no valuation allowance is required. In 2008, management concluded that it is more likely than not that the net deferred tax assets would be realized and released the full valuation allowance of $4.6 million based on our 2008 pre-tax book income of approximately $6.0 million and management’s projections of future profitability. Our effective tax rate in a given period may be impacted if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves. See Note 13 of the consolidated financial statements in Item 8 of this Form 10-K.

Historical Results of Operations
The following table illustrates the percentage of sales represented by items in our consolidated statements of operations for the years ended December 31:

	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of sales	87.9%	86.7%	86.9%

Gross margin	12.1%	13.3%	13.1%
Operating expenses:
Selling, general, and administrative	13.2%	12.9%	12.6%

(Loss) Income from operations	(1.1)%	0.4%	0.5%
Interest and other income, net	1.1%	0.9%	0.3%

Income before taxes	0.0%	1.3%	0.8%
Income tax (provision) benefit	(0.1)%	(0.6)%	0.2%

Net (loss) income	(0.1)%	0.7%	1.0%

The following table indicates, for the years ended December 31, the approximate sales by vendor and product category along with related percentages of total sales (dollars in millions):

Sales by Vendor
(based on 2010 sales)	2010		2009		2008
Cisco	$138.4	20.8%	$131.9	17.3%	$121.0	14.7%
Dell	73.4	11.0%	63.3	8.3%	68.2	8.3%
Oracle	63.4	9.5%	79.7	10.5%	67.1	8.2%
Hewlett-Packard	53.1	8.0%	55.5	7.3%	74.2	9.0%
Microsoft	24.7	3.7%	81.8	10.7%	68.8	8.4%
Others, net of reserves and adjustments	313.7	47.0%	349.7	45.9%	421.9	51.4%

Total	$666.7	100.0%	$761.9	100.0%	$821.2	100.0%

Sales Type	2010		2009		2008
Hardware	$463.1	69.5%	$495.6	65.1%	$585.7	71.3%
Software	130.2	19.5%	182.4	23.9%	159.7	19.4%
Services	51.1	7.7%	55.6	7.3%	56.5	6.9%
Financing	22.3	3.3%	28.3	3.7%	19.3	2.4%

Total	$666.7	100.0%	$761.9	100.0%	$821.2	100.0%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
Sales
Total sales, consisting of product, service and financing revenue, decreased $95.2 million, or 12.5%, from $761.9 million in 2009 to $666.7 million in 2010. The sales activity of each of the three product lines are discussed below.

Product revenue includes the sale of hardware, software and license maintenance on the related software. Product revenue decreased $84.7 million, or 12.5%, from $678.0 million in 2009 to $593.3 million in 2010. Product revenue as a percent of total revenue was 89.0% in 2009 and 2010. During the year ended December 31, 2010, the Company was impacted by an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy, weak sales activity in certain pockets of the hardware and software commodity segments, and several large software orders during 2009. The Company was also impacted during the three months ended December 31, 2010, by the temporary suspension and the SBA Agreement, which resulted in lost product deals the Company believed would have been awarded to GTSI. Overall product revenue was down 12.5%, with hardware revenue declining 6.6% and software revenue decreasing 28.6% for 2010 as compared to 2009. Hardware sales decreased $32.5 million, from $495.6 million for the year ended December 31, 2009 to $463.1 million for the year ended December 31, 2010. In particular, hardware sales during the year ended December 31, 2010 to the Army, Navy and Department of Justice decreased by approximately $47 million, $14 million and $17 million, respectively; whereas hardware sales to our system integrators increased approximately $39 million. Software sales decreased $52.1 million, from $182.4 million for the year ended December 31, 2009 to $130.2 million for the year ended December 31, 2010, partially due to decreased software sales to the Marines and Intelligence Agencies of approximately $16 million and $11 million, respectively, during the year ended December 31, 2010.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; as detailed in Note 1, we net revenues where we are not the primary obligor, we netted approximately $160.5 million and $131.7 million in 2009 and 2010, respectively. Sales decreased $4.5 million, or 8.1%, from $55.6 million in 2009 to $51.1 million in 2010. Service revenue as a percent of total revenue increased from 7.3% in 2009 to 7.7% in 2010. Professional service revenue decreased $4.4 million from $39.5 million in 2009 to $35.1 million in 2010, mainly due to a reduction of projects in 2010.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue decreased $6.0 million, or 21.3%, from $28.3 million in 2009 to $22.3 million in 2010; due to lower sales of new leases that were properly securitized under ASC 860. Leases sold that were properly securitized decreased $4.3 million, from $22.3 million in 2009 to $18.0 million in 2010.
Although we offer our customers access to products from hundreds of vendors (2010 vs 2009 comparison based on 2010 top vendor sales), 53.0% of our total sales in 2010 were products from our top five vendors, Cisco was our top vendor in 2010 with sales of $138.4 million. Sales from our top five vendors decreased by $59.3 million, or 14.4%; and as a percent of total sales the top five vendors decreased 1.1 percentage points to 53.0% in 2010 from 54.1% in 2009. Sales from Cisco and Dell increased by $6.5 million and $10.1 million, respectively year over year. Sales of Microsoft, Oracle and Hewlett-Packard decreased by $57.1 million, $16.3 million and $2.4 million, respectively year over year.
Gross Margin
Total gross margin, consisting of product, service and financing revenue, decreased $21.2 million, or 20.9%, from $101.5 million in 2009 to $80.3 million in 2010. As a percentage of total sales, gross margin decreased 1.2 percentage points from 13.3% in 2009 to 12.1% in 2010. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $9.2 million, or 13.8%, from $66.7 million in 2009 to $57.5 million in 2010. During the year ended December 31, 2010, the Company’s gross margin was impacted by various government agencies spending trends, an overall decrease in hardware and software revenue, weak sales activity with two of our largest DOD customers, continued pricing pressures from Oracle and our other partners, and several large software orders that closed during the first six months of 2009. The Company was also impacted during the three months ended December 31, 2010, by the temporary suspension and the SBA Agreement, which resulted in lost product deals the Company believed would have been awarded to GTSI. Product gross margin as a percentage of sales decreased 0.1 of a percentage point from 9.8% in 2009 to 9.7% in 2010, as the Company continued to see pricing pressures from our partners.
Service gross margin decreased $5.2 million, or 23.2%, from $22.4 million in 2009 to $17.2 million in 2010, due to the decreases in margin for professional and third party services. Service gross margin as a percentage of sales decreased 6.5 percentage points to 33.7% for 2010 from 40.2% in 2009. These gross margin decreases were driven by lower revenue and gross margin in delivery and support services during the year ended 2010 as compared to 2009.

Gross margin from financing activities decreased $6.8 million, or 54.8%, from $12.4 million in 2009 to $5.6 million in 2010, due to the write-off of financing receivables, a decrease in the sale of leases that are properly securitized and lower annuity streams of in-house leases. As a result of the SBA Agreement certain multiyear financing agreements were exited which resulted in a $4.6 million write-off of financing receivables. Financing gross margin as a percentage of sales decreased 18.7 percentage points from 43.9% in 2009 to 25.2% in 2010 because of the write-off of financing receivables in 2010.
Selling, General & Administrative Expenses (“SG&A”)
SG&A expenses for 2010 decreased $10.5 million, or 10.7% as compared to the prior year. SG&A expenses as a percentage of sales increased to 13.1% for 2010 from 12.9% in 2009. The decrease in SG&A expenses was mainly due to lower personnel related costs of $9.9 million attributed to lower margins resulting in a $5.1 million reduction of incentive and commission compensation expense and lower salary and related costs of $6.5 million due to lower headcount in 2010 as compared to prior the year; partially offset by $1.7 million higher severance related costs during the year ended December 31, 2010. Other changes in SG&A expenses included an increase of consulting expense of $1.0 million, an increase of legal fees of $0.7 million and a decrease of travel expenses of $0.6 million during the year ended December 31, 2010. During the three months ended December 31, 2010, the Company incurred additional SG&A expenses of approximately $1.4 million, $0.7 million and $0.9 million related to severance, legal and monitoring and other expenses in connection with the SBA Agreement. In addition, during the year ended December 31, 2010, the Company incurred approximately $0.7 million of legal expenses in connection with the various EyakTek legal matters.
Interest and Other Income, Net
Interest and other income, net, for 2010 was $7.5 million as compared to $6.3 million in the prior year, an increase of $1.2 million. The improvement in interest and other income, net, was due to lower expenses related to the Credit Agreement and Amended Credit Agreement along with deferred financing costs written off in 2009; partially offset by a $0.3 million reduction in equity income. During the second quarter of 2009 the old Credit Facility was terminated and the related unamortized deferred financing costs of $1.5 million were written-off to interest expense. Equity income from affiliates related to our equity investment in EyakTek decreased by $0.3 million in 2010 compared with prior year. There were no borrowings under the Credit Facility, Credit Agreement or Amended Credit Agreement since March 2009.
Income Taxes
For the years ended December 31, 2010 and 2009, GTSI had income before income taxes of $0.2 million and $9.7, respectively.
The effective income tax rate was 648.6% and 43.5% for the year ended December 31, 2010 and 2009, respectively. The increase in the tax rate from 2009 to 2010 was due to non-deductible stock expense in 2010 of $3.5 million that did not occur in the same period of 2009: partially offset by an income tax benefit of less than $0.3 million that was recorded related to an adjustment to a true-up for the filing of the 2009 tax returns. Excluding the effects of non-deductible stock expense and the benefit related to the true-up for the filing of the 2009 tax returns, the effective tax rate would have been 40.0% for the year ended December 31, 2010.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Sales
Total sales, consisting of product, service and financing revenue, decreased $59.3 million, or 7.2%, from $821.2 million in 2008, to $761.9 million in 2009. The sales activity of each of the three product lines are discussed below.
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
Although we offer our customers access to products from hundreds of vendors (2009 vs 2008 comparison based on 2009 top vendor sales), 54.1% of our total sales in 2009 were products from our top five vendors, Cisco was our top vendor in 2009 with sales of $131.9 million. Sales from our top five vendors increased by $12.9 million, or 3.2%; and as a percent of total sales the top five vendors increased 5.5 percentage points to 54.1% in 2009 from 48.6% in 2008. The higher percentage of sales with our top five vendors reflects our continued focused vendor strategy.
Sales from Cisco, Sun Microsystems and Microsoft increased by $10.9 million, $12.6 million and $13.1 million, respectively, year over year. Sales of Dell and Hewlett-Packard decreased by $5.0 million and $18.7 million, respectively, year over year. Our sixth largest vendor in 2009 was Panasonic with sales of $48.9 million in 2009, compared to $55.4 million in 2008.
Gross Margin
Total gross margin, consisting of product, service and financing revenue, decreased $5.9 million, or 5.5%, from $107.4 million in 2008 to $101.5 million in 2009. As a percentage of total sales, gross margin increased 0.2 of a percentage point from 13.1% in 2008 to 13.3% in 2009. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $4.9 million, or 6.8%, from $71.5 million in 2008 to $66.7 million in 2009. The lower product sales in 2009 were slightly offset by a higher product gross margin in 2009 compared to 2008, as the Company was impacted by the ongoing weak economy, delays in contracts being awarded and competitive pricing pressure. Product gross margin as a percentage of sales increased 0.2 of a percentage point from 9.6% in 2008 to 9.8% in 2009, as the Company continued its focus on our strategic partners.
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
Seasonal Fluctuations
We have historically experienced and expect to continue to experience significant seasonal fluctuations in our operations as a result of the U.S. Federal Government buying and funding patterns. The unpredictability of the factors affecting such seasonality makes our annual and quarterly financial results difficult to predict and subject to significant fluctuation. While sales to the Federal Government are usually weaker in the first and second quarter and stronger in the third and fourth quarter, our SG&A expenses are more level throughout the year. As such, first and second quarter earnings are typically well below those of the third and fourth quarters. Our stock price may be adversely affected if any such financial results fail to meet the financial community’s expectations.

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

	2010 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4 (a)	Total
Sales	$101.8	$135.0	$237.4	$192.5	$666.7
Cost of sales	88.3	117.6	207.6	172.9	586.4

Gross margin	$13.5	$17.4	$29.8	$19.6	$80.3
Selling, general & administrative expenses	22.2	21.6	20.6	23.2	87.6

Income (loss) from operations	$(8.7)	$(4.2)	$9.2	$(3.6)	$(7.3)
Interest and other income, net	1.4	2.1	2.0	1.9	7.4

Income (loss) before taxes	$(7.3)	$(2.1)	$11.2	$(1.7)	$0.1
Income tax benefit (provision)	2.7	0.9	(5.3)	0.7	(1.0)

Net (loss) income	$(4.6)	$(1.2)	$5.9	$(1.0)	$(0.9)

Basic (loss) earnings per share	$(0.48)	$(0.13)	$0.62	$(0.11)	$(0.10)
Diluted (loss) earnings per share	$(0.48)	$(0.13)	$0.62	$(0.11)	$(0.10)

	2009 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4	Total
Sales	$144.1	$164.6	$209.7	$243.5	$761.9
Cost of sales	128.4	141.6	180.8	209.6	660.4

Gross margin	$15.7	$23.0	$28.9	$33.9	$101.5
Selling, general & administrative expenses	22.9	24.4	23.8	27.0	98.1

Income (loss) from operations	$(7.2)	$(1.4)	$5.1	$6.8	$3.3
Interest and other income, net	0.3	0.9	2.0	3.1	6.3

Income (loss) before taxes	$(6.9)	$(0.5)	$7.1	$10.0	$9.7
Income tax benefit (provision)	3.0	0.2	(3.2)	(4.2)	(4.2)

Net (loss) income	$(3.9)	$(0.3)	$3.9	$5.8	$5.5

Basic (loss) earnings per share	$(0.39)	$(0.03)	$0.40	$0.61	$0.56
Diluted (loss) earnings per share	$(0.39)	$(0.03)	$0.39	$0.60	$0.56
The Company’s tax benefit (provision) was determined on a quarterly basis for the years ended December 31, 2010 and 2009 using the overall annual effective rate pursuant to FASB ASC 270, Interim Reporting.

(a)	Pre-tax income for the quarter ended December 31, 2010 was negatively impacted by a $4.6 million write-off of net financing receivables and $3.0 million in additional SG&A expenses related to severance, legal and monitoring and other expenses in connection with the SBA Agreement.
Liquidity and Capital Resources

	2010	2009	Change
	(in millions)
Cash (used in) provided by operating activities	$(3.2)	$(1.7)	$(1.5)
Cash used in investing activities	$(0.3)	$(1.3)	$1.0
Cash (used in) provided by financing activities	$(0.4)	$10.9	$(11.3)

During 2010, our cash balance decreased $3.8 million from our December 31, 2009 balance. The non-interest bearing floor plan loans under the Credit Agreement or Amended Credit Agreement, which are classified as Accounts Payable — floor plan on our consolidated balance sheets, are included as a financing activity on our consolidated statements of cash flows.
Cash used in operating activities for 2010 was $3.2 million, an increase of $1.5 million compared to last year. The 2010 increase was primarily due to a $58.9 million decrease in accounts payable for the year ended 2010; partially offset by a $54.7 million decrease in accounts receivable and $1.7 million decrease in other current assets. As a result of the SBA Agreement, certain multiyear financing agreements were modified or terminated, which resulted in a $4.6 million write-off of financing receivables. In addition, some other multiyear financing agreements were restructured to become due within the next 12 months, resulting in a $22.0 million decrease in accounts receivable and long-term receivables along with a corresponding $22.0 million decrease in accrued liabilities and other liabilities. There was no cash impact from these adjustments during the year ended December 31, 2010. Cash used in operating activities for 2009 was $1.7 million, a decrease of $10.6 million compared to 2008. The 2009 decrease was primarily due to a $18.9 million increase in accounts receivable for the year ended 2009; partially offset by a $6.2 million increase in accounts payable, $6.0 million decrease in deferred costs and $3.7 million decrease in other current assets.
Cash used in investing activities for 2010 was $0.3 million, a decrease of $1.0 million as compared to 2009. This decrease was mainly due to higher purchases of assets in 2009 related to GTSI’s Enterprise Management System.
Cash used in financing activities for 2010 was $0.4 million, a change of $11.3 million as compared with cash provided by financing activities of $10.9 million for 2009. The change was due to $34.9 million of floor plan loans in 2009 related to the Credit Agreement as compared to $0.3 million in 2010; partially offset by net repayments under the Credit Facility of $22.4 million during 2009 and common stock purchases of $1.0 million during 2010 as compared to $2.3 million of net share settlements for 2009.
Credit Facility, Credit Agreement and Amended Credit Agreement
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
On October 1, 2010, GTSI received a notice from the SBA that GTSI was temporarily suspended from any future Federal Government contracting. On October 19, 2010, GTSI entered into the SBA Agreement, which among other things, terminated GTSI’s temporary suspension from Federal Government contracting.
In connection with the SBA Agreement, GTSI entered into the Amended Credit Agreement, dated as of October 19, 2010, with its lenders to amend the Credit Agreement by reducing the total facility limit from an aggregate principal amount of $135 million to $100 million and the aggregate revolving loan facility limit from $60 million to $45 million (“Amended Credit Agreement”). The Amended Credit Agreement, which matures on May 27, 2011, carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Amended Credit Agreement at any time is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits. Further, the Amended Credit Agreement prohibits GTSI from purchasing any of its common stock.

As of December 31, 2010, borrowing capacity and availability under the Amended Credit Agreement was as follows (in thousands):

Total Amended and Restated Agreement	$100,000
Borrowing base limitation	(9,839)

Total borrowing capacity	90,161
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(35,172)
Less: letters of credit	(5,114)

Total unused availability	$49,875

As of December 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Amended Credit Agreement and as reflected above, available credit thereunder of $49.9 million.
The Amended Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) repurchase our common stock, (d) make certain restricted payments (including cash dividends), purchase other businesses or investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
The financial covenants of the Amended Credit Agreement require us, among other restrictions, to:
•	Maintain Tangible Net Worth not less than or equal to $45 million as of the end of each fiscal month
•	Maintain Ratio of Total Liabilities to Tangible Net Worth not greater than 5.25 to 1.00 as of the end of each fiscal month
•	Maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of the fiscal months of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of the fiscal months of July, August and September
•	Maintain minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as of the end of each fiscal month
The Amended Credit Agreement provides, as did the Credit Agreement, that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. Furthermore, the Amended Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Amended Credit Agreement as of December 31, 2010. If the Company fails to comply with any material provision or covenant of our Amended Credit Agreement, it would be required to seek a waiver or amendment of covenants.
The Company currently relies on its Amended Credit Agreement as its primary vehicle to finance its operations. See Note 18 “Subsequent Events” for discussion of the extension from May 27, 2011 to May 27, 2012 of the maturity date of the Amended Credit Agreement in respect of CPC’s 74.08% of the total loan commitment thereunder.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.1 million of loan financing costs related to the Credit Agreement during the second quarter of 2009. Deferred financing costs as of December 31, 2010 and 2009 were less than $0.1 million and $0.1 million, respectively.
Capital Resources and Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. During 2010 and 2009, we relied upon our cash provided by operating activities, vendor credit, inventory financing and the availability under the Credit Agreement and Amended Credit Agreement to fund our operations. We anticipate continuing to rely upon these sources to finance our operating cash needs and we believe that such funds should be sufficient to satisfy our anticipated cash requirements throughout 2011. See Note 18 “Subsequent Events” for discussion of the extension from May 27, 2011 to May 27, 2012 of the maturity date of the Amended Credit Agreement in respect of CPC’s 74.08% of the total loan commitment thereunder.

While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Amended Credit Agreement, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Amended Credit Agreement may result in an event of default under the Amended Credit Agreement. Such a default may result in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.
As of December 31, 2010, GTSI had no outstanding finance lease debt as compared to $0.8 million as of December 31, 2009.
During 2010 and 2009, we made capital expenditures of $0.3 million and $1.3 million, respectively. In 2009, the expenditures were mainly related to GEMS enhancements.
Contractual Obligations

		Less			More
		Than 1	1-3	3-5	than 5
In millions of dollars	Total	Year	Years	Years	Years	Other
Operating lease obligations	$35.8	$4.6	$7.9	8.2	$15.1	—
Tax liability for unrecognized tax benefits (a)	0.1	—	—	—	—	0.1

Total contractual obligations	$35.9	$4.6	$7.9	$8.2	$15.1	$0.1

(a)	This amount includes current liabilities on the consolidated balance sheet for FASB ASC 840, Income Taxes. The Company is not able to reasonably estimate the timing of the future payments.
At December 31, 2010, GTSI has change in control agreements with 10 executives and key employees and severance agreements with six executives. These arrangements provide for payments of as much as 15 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2010, no accruals have been recorded for these agreements.
As of December 31, 2010 and 2009, the Company provided a letter of credit in the amount of $2.4 million for the office space lease signed in December 2007.
As of December 31, 2010 and 2009, the Company had an outstanding letter of credit in the amount of $2.7 million to guarantee the performance by the Company of its obligations under customer contracts.
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
GTSI had a $135 million Credit Facility indexed at the Prime Rate plus margin as of December 31, 2008. The Company terminated the Credit Facility on May 27, 2009 and entered into the $135 million Credit Agreement, which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans.
On October 19, 2010, GTSI entered into the Amended Credit Agreement to amend the Credit Agreement by reducing the total facility limit from an aggregate principal amount of $135 million to $100 million and the aggregate revolving loan facility limit from $60 million to $45 million.
This Amended Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations may be affected by changes in interest rates due to the impact those changes may have on borrowings under our Amended Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of December 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $49.9 million. As of December 31, 2009, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $82.9 million.

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders
  of GTSI Corp.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of GTSI Corp. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits. We did not audit the financial statements of Eyak Technology, LLC, an investment accounted for under the equity method, for which GTSI Corp. reflected in other assets of $10.6 million and $8.0 million as of December 31, 2010 and 2009, respectively, and reflected income from affiliate of $7.9 million, $8.3 million, and $4.9 million reflected for the years ended December 31, 2010, 2009 and 2008, respectively. The financial statements of Eyak Technology, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Eyak Technology, LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 11, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors
Eyak Technology, LLC
Dulles, Virginia
We have audited the accompanying Consolidated Balance Sheets of Eyak Technology, LLC and Subsidiary as of December 31, 2010 and 2009, and the related Consolidated Statements of Income, Members’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyak Technology, LLC and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/ Aronson LLC
Rockville, Maryland
March 10, 2011

GTSI CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,049	$7,894
Accounts receivable, net	154,891	209,595
Inventory	13,708	13,477
Deferred costs	6,991	1,807
Other current assets	2,462	4,140

Total current assets	182,101	236,913
Depreciable assets, net	7,452	10,960
Long-term receivables and other assets	14,291	40,758

Total assets	$203,844	$288,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,870	$109,723
Accounts payable — floor plan	35,172	34,889
Financed lease debt, current portion	—	831
Accrued liabilities	14,887	26,127
Deferred revenue	3,661	3,176

Total current liablilites	104,590	174,746
Other liabilities	3,044	17,598

Total liabilities	107,634	192,344

Commitments and contingencies (See Note 15)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,056,650 issued and 9,625,728 outstanding at December 31, 2010; and 10,119,038 issued and 9,637,676 outstanding at December 31, 2009	50	50
Capital in excess of par value	53,985	52,698
Retained earnings	43,995	44,925
Treasury stock, 346,119 shares at December 31, 2010 and 277,850 shares at December 31, 2009, at cost	(1,820)	(1,386)

Total stockholders’ equity	96,210	96,287

Total liabilities and stockholders’ equity	$203,844	$288,631

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
SALES
Product	$593,319	$677,966	$745,366
Service	51,140	55,625	56,529
Financing	22,252	28,279	19,270

	666,711	761,870	821,165

COST OF SALES
Product	535,835	611,310	673,858
Service	33,895	33,236	31,551
Financing	16,641	15,872	8,403

	586,371	660,418	713,812

GROSS MARGIN	80,340	101,452	107,353

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	87,636	98,107	103,848

(LOSS) INCOME FROM OPERATIONS	(7,296)	3,345	3,505

INTEREST AND OTHER INCOME, NET
Interest and other income	163	923	760
Equity income from affiliates	7,921	8,261	4,892
Interest expense	(618)	(2,864)	(3,128)

Interest and other income, net	7,466	6,320	2,524

INCOME BEFORE INCOME TAXES	170	9,665	6,029

INCOME TAX (PROVISION) BENEFIT	(1,100)	(4,209)	1,806

NET (LOSS) INCOME	$(930)	$5,456	$7,835

(LOSS) EARNINGS PER SHARE
Basic	$(0.10)	$0.56	$0.80

Diluted	$(0.10)	$0.56	$0.79

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,604	9,706	9,760

Diluted	9,604	9,762	9,865

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Common Stock		Capital in			Total
	Shares		Excess of	Retained	Treasury	Stockholders’
	Outstanding	Amount	Par Value	Earnings	Stock	Equity

Balance, December 31, 2007	9,701	$49	$47,097	$31,634	$(1,067)	$77,713

Common stock issued	104	—	(260)	—	816	556
Common stock purchased	(24)	—	—	—	(217)	(217)
Stock-based compensation	—	—	2,946	—	—	2,946
Restricted stock issued	86	1	(343)	—	341	(1)
Tax (provision) benefit from stock-based compensation	—	—	1,282	—	—	1,282
Net income	—	—	—	7,835	—	7,835

Balance, December 31, 2008	9,867	$50	$50,722	$39,469	$(127)	$90,114

Common stock issued	156	—	—	—	717	717
Common stock purchased	(466)	—	—	—	(2,251)	(2,251)
Stock-based compensation	—	—	2,387	—	—	2,387
Restricted stock issued	81	—	(275)	—	275	—
Tax (provision) benefit from stock-based compensation	—	—	(136)	—	—	(136)
Net income	—	—	—	5,456	—	5,456

Balance, December 31, 2009	9,638	$50	$52,698	$44,925	$(1,386)	$96,287

Common stock issued	91	—	(119)	—	482	363
Common stock purchased	(154)	—	—	—	(1,006)	(1,006)
Stock-based compensation	—	—	1,750	—	—	1,750
Restricted stock issued	51	—	(90)	—	90	—
Tax (provision) benefit from stock-based compensation	—	—	(254)	—	—	(254)
Net income	—	—	—	(930)	—	(930)

Balance, December 31, 2010	9,626	$50	$53,985	$43,995	$(1,820)	$96,210

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(930)	$5,456	$7,835
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,849	3,826	3,448
Loss on sale of depreciable assets	36	137	276
Stock-based compensation	1,750	2,387	2,946
Tax impact from stock-based compensation	(254)	(11)	640
Equity income from affiliates, net of distributions in 2010, 2009 and 2008 of $5.3 million, $5.6 million and $2.5 million, respectively	(2,659)	(2,694)	(2,386)
Changes in operating assets and liabilities:
Accounts receivable	53,873	(27,091)	(33,288)
Inventory	(231)	14	8,086
Other assets	25,542	(14,172)	(1,326)
Accounts payable	(58,852)	6,169	18,838
Accrued liabilities	(11,240)	8,134	3,131
Other liabilities	(14,068)	16,123	744

Net cash (used in) provided by operating activities	(3,184)	(1,722)	8,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(300)	(1,259)	(5,230)
Sale of depreciable assets	—	—	120

Net cash used in investing activities	(300)	(1,259)	(5,110)

CASH FLOWS FROM FINANCING ACTIVITES:
(Payments on) borrowings under credit facility	—	(22,387)	4,356
Borrowings under Floor Plan	282	34,889	—
Payment of deferred financing costs	—	(104)	—
Payment of long-term debt	—	—	(10,000)
Tax impact from stock-based compensation	—	11	642
Common stock purchases	(1,006)	(2,251)	(217)
Proceeds from common stock issued	363	717	556

Net cash (used in) provided by financing activities	(361)	10,875	(4,663)

NET (DECREASE) INCREASE IN CASH	(3,845)	7,894	(829)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,894	—	829

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,049	$7,894	$—

CASH PAID DURING THE YEAR FOR:
Interest	$—	$56	$773
Income taxes	$2,997	$353	$191
The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. Nature of Business
GTSI Corp. (collectively with its subsidiaries, “GTSI” or the “Company”) is an IT hardware and solutions provider, focusing on U.S. Federal, state, and local government customers and to prime contractors which are working directly on government contracts. GTSI addresses government technology challenges by providing IT products and solutions, a powerful collection of contracts, dedicated teams of certified professionals, flexible financing options, and ISO 9001:2008 registered global integration and distribution.
To help customers acquire, manage and refresh their technology in a strategic and application-appropriate manner, GTSI has created a mix of hardware, professional and financial services capable of managing and funding the entire technology lifecycle. The Company offers leasing arrangements to allow government agencies to acquire access to technology on an evenly distributed operating expense basis, rather than on the more budget-sensitive and discontinuous capital expense basis. Additionally, GTSI markets and sells products, primarily computer hardware and software, and solutions through its website, www.GTSI.com, providing a convenient, customized shopping experience to meet the unique and changing needs of its customers.
B. Risks and Uncertainties
There are many factors that affect the Company’s business and results of operations and many of such factors are beyond our control, including reliance on a small number of transactions for a significant portion of our sales and gross margins, increased competition, adverse changes in U.S. Federal Government spending, and infrastructure failures that may adversely affect our ability to process orders, track inventory and ship products in a timely manner.
The Company’s compliance with the administrative agreement entered into with the U.S. Small Business Administration (the “SBA Agreement”) and the outcome of the continuing related Federal Government investigations of GTSI, which may result in administrative, civil and criminal penalties, may have a material adverse effect on the Company’s business, financial condition and operating performance. Also, the Company’s failure to generate additional sales or reduce operating costs to offset for lost sales due to the restrictions in the SBA Agreement and the administrative costs related to complying with the SBA Agreement may have a material adverse effect on our financial performance.
In May 2009 the Company terminated the Credit Facility and entered into a new $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”). The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. In connection with the SBA Agreement, GTSI entered into an Amended Credit Agreement, dated October 19, 2010, with CPC and other lenders to amend and restate the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. The Company relies on the Amended Credit Agreement as the primary vehicle to finance operations. The Amended Credit Agreement imposes financial and informational covenants on the Company. The Company was in compliance with all financial and informational covenants as set forth in the Amended Credit Agreement as of December 31, 2010. See Note 18 “Subsequent Events” for discussion of the extension from May 27, 2011 to May 27, 2012 of the maturity date of the Amended Credit Agreement in respect of CPC’s 74.08% of the total loan commitment thereunder.
While the Company believes that we will remain in compliance with all of the financial and information covenants under the Amended Credit Agreement, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Amended Credit Agreement may result in an event of default under the Amended Credit Agreement. Such a default may result in the lenders discontinuing lending or declaring all outstanding borrowings, including inventory financing, to be due and payable. If any of these events occur, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

C. Principles of Consolidation
The consolidated financial statements include the accounts of GTSI and its wholly owned subsidiaries, GTSI Financial Services, Inc., GTSI Professional Services, Inc. and Technology Logistics, Inc. All intercompany accounts and transactions have been eliminated. Investments in entities which the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting.
D. Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include valuation allowances for receivables and deferred tax assets, accrual of warranties, proportional performance estimates related to open professional service contracts, recoverability of capitalized internal use software, market value of inventory, accruals of liabilities and the fair value of stock options. Cost of sales in the accompanying Consolidated Statements of Operations is based on the direct cost method.
E. New Accounting Pronouncements
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
Effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2011, the new accounting guidance for multiple-deliverable revenue arrangements and the new guidance related to the scope of existing software revenue recognition guidance. The guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting. The new guidance changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price (“ESP”) of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The guidance applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price (“VSOE”) if available and third-party evidence of selling price (“TPE”), when VSOE is unavailable. The Company is still evaluating the impact from this adoption and does not expect that it will have a material impact on the Consolidated Financial Statements.
F. Revenue Recognition
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

The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services based on the needs of its clients. These arrangements may include any combination of hardware, software, services and/or financing.
The new guidance changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price (“ESP”) of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The guidance applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price (“VSOE”) if available and third-party evidence of selling price (“TPE”), when VSOE is unavailable.
When a customer order contains multiple items such as hardware, software and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis and if delivery of undelivered items is probable and substantially in GTSI’s control.
Generally, the Company is able to establish fair value for all elements of the arrangement. In these instances, revenue is recognized on each element separately. However, if the delivered items do not have stand alone value to the customer without additional services provided, the Company recognizes revenue on the contract as a single unit of accounting, based on either the completed-contract or proportional-performance methods as described below. The Company allocated revenue from multiple-element arrangements to the multiple elements based on the relative fair value of each element, which was generally based on the relative sales price of each element when sold separately.
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
GTSI offers rights of return to its customers on the products it sells. In accordance with FASB ASC 605-15, Revenue Recognition, Product (“ASC 605-15”), the Company records a sales return allowance based on historical trends in product return rates. The allowance for future sales returns as of December 31, 2010 and December 31, 2009 was $0.6 million and $0.7 million, respectively, and was recorded as a reduction of accounts receivable, net. The estimated cost of sales of $0.6 million and $0.6 million related to these sales were also deferred and recorded on the consolidated balance sheet as of December 31, 2010 and December 31, 2009, respectively, as deferred costs.
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
We capitalize and amortize costs that are directly related to the acquisition of a long-term contract and that would have not been incurred but for the acquisition of that contract (incremental direct acquisition costs). As long-term contracts are awarded the related up-front incentive costs, which are specific incremental costs associated with the acquisition of long-term contracts, are recorded as prepaid/deferred assets and amortized over the term of the contract or five years, whichever is shorter as a component of selling, general and administrative expenses.
G. Cash
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

H. Concentration of Credit Risk
Accounts receivable principally represents amounts collectible from the U.S. Federal, state and local governments and prime contractors that are working directly on government contracts. The Company periodically performs credit evaluations of its non-governmental customers and generally does not require collateral. As of December 31, 2010 and 2009, trade accounts receivable from the U.S. Federal Government were $64.3 million or 61.6% and $103.9 million or 73.4%, respectively. The Department of Defense accounted for 29.8% and 36.9% of total trade accounts receivable as of December 31, 2010 and 2009, respectively. One Federal agency and one prime contractor accounted for 12.2% and 10.7%, respectively, of total trade accounts receivable as of December 31, 2010. No other single U.S. Federal Government department, agency or prime contractor accounted for 10% or more of accounts receivable. Credit losses have been insignificant.
I. Allowance for Doubtful Accounts
The Company’s accounts receivable balances are net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on a specific identification of probable losses and an analysis of historical trade receivable write-offs. These estimates may differ from actual collection experience and are subject to adjustment. Therefore, the valuation reserve is re-evaluated quarterly and adjusted as information about the ultimate collectability of accounts receivable becomes available.
J. Software Development Costs
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
K. Impairment of Long-Lived Assets
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
L. Accounts Payable
The Company purchases significant amounts of inventory each year and records an estimate of the payable based on the purchases as of the balance sheet date. As invoices are received, the Company records adjustments for actual prices paid.
M. Stock-based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, Compensation-Stock Compensation, (“ASC 718”), using the modified-prospective transition method. Under this method, compensation cost recognized in the years ended December 31, 2010, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated.
Stock-based compensation expense for the years ended December 31, 2010, 2009, 2008 was $1.7 million, $2.4 million and $2.9 million, respectively. ASC 718 requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share based awards (“tax windfalls”) to be classified as financing cash flows. For the years ended December 31, 2010, 2009 and 2008, the tax impact from stock based compensation was a tax benefit of $0.7 million, $0.8 million and $1.1 million, respectively.

N. Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. ASC 740 requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. For the years ended December 31, 2010 and 2009, a tax provision of $1.1 million and $4.2 million, respectively, was recorded.
O. Advertising
The costs of advertising are expensed as incurred.
P. Fair Value of Financial Instruments
At December 31, 2010 and 2009, the recorded values of financial instruments such as trade receivables, accounts payable and Credit Facility borrowings approximated their fair values based on the short-term maturities of these instruments. As of December 31, 2010 and 2009, the Company believes the carrying amount of its current and long-term lease receivables and financed lease debt approximate their fair value.
Q. Equity Investments
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
R. Comprehensive Income
For the years ended December 31, 2010, 2009 and 2008, respectively, the Company had no components to adjust Net Income to reportable Comprehensive Income.
2. Accounts Receivable
Accounts receivable consists of the following as of December 31 (in thousands):

	2010	2009
Trade accounts receivable	$103,800	$143,541
Unbilled trade accounts receivable	21,948	32,784
Lease receivables, net	2,478	6,149
Finance receivables, net	23,351	21,626
Vendor and other receivables	4,027	6,392

Total accounts receivable	$155,604	$210,492
Less: Allowance for doubtful accounts	(98)	(223)
Sales return allowance	(615)	(674)

Accounts receivable, net	$154,891	$209,595

3. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of December 31 (in thousands):

	2010	2009
Lease receivables, net	$1,062	$3,531
Finance receivables, net	1,123	28,041
Equity Investment in EyakTek	10,615	7,956
Other Assets	1,491	1,230

Long-term receivables and other assets	$14,291	$40,758

4. Lease and Finance Receivables
The Company leases computer hardware to customers generally under sales-type leases, which are classified as lease receivables in the accompanying audited Consolidated Balance Sheets, in accordance with FASB ASC 840 Leases. In connection with those leases, the Company may sell related services, software and maintenance to its customers, which are classified as finance receivables in the accompanying audited Consolidated Balance Sheets. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.
The Company recognized revenue of $68.2 million, $99.5 million and $85.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, from sales-type leases and related transactions. As of December 31, 2010, the Company had current and long-term outstanding lease and finance receivables of $29.1 million, compared with $63.3 million as of December 31, 2009.
As a result of the SBA Agreement, certain multiyear financing agreements were modified or terminated, which resulted in a $4.6 million write-off of net financing receivables. In addition, some other multiyear financing agreements were restructured to become due within the next 12 months, resulting in a $22.0 million decrease in accounts receivable and long-term receivables along with a corresponding $22.0 million decrease in accrued liabilities and other liabilities.
Future minimum payments for lease and finance receivables were as follows as of December 31, 2010 (in thousands):

2011	$26,758
2012	1,893
2013	212
2014	192
Thereafter	—

Future minimum payments	$29,055

The Company’s investments in lease receivables were as follows as of December 31 (in thousands):

	2010	2009
Future minimum lease payments receivable	$3,673	$10,719
Unearned income	(133)	(1,039)

	$3,540	$9,680

The Company’s investment in finance receivables were as follows as of (in thousands):

	2010	2009
Future minimum finance payments receivable	$25,382	$52,625
Unearned income	(908)	(2,958)

	$24,474	$49,667

5. Transferred Receivables and Financed Lease Debt
The Company transferred gross financing receivables of $58.1 million and $69.2 million for the years ended December 31, 2010 and 2009, respectively, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the years ended December 31, 2010 and 2009, the Company received cash of $55.1 million and $64.5 million and recorded a profit on the sales of $5.5 million and $6.5 million, respectively. The receivables are transferred non-recourse to third parties who accept all credit, interest, and termination risk from the underlying issuer. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.
6. Inventory
Inventory (composed of finished goods) is valued at the lower of cost or market. Cost is determined using the average cost method. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions. For the years ended December 31, 2010, 2009 and 2008, there were no significant charges recorded for obsolete or excess inventory.
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

	2010	2009
Office furniture and equipment	$7,469	$7,421
Purchased software for internal use	2,262	2,250
Internally developed software	16,693	16,730
Leasehold improvements	1,377	1,268

	27,801	27,669
Less: accumulated depreciation and amortization	(20,349)	(16,709)

Depreciable assets, net	$7,452	$10,960

Depreciation expense, including amortization of capitalized software development costs, was $3.8 million, $3.9 million and $3.4 million for the years ended 2010, 2009 and 2008, respectively. Amortization of software costs was $2.9 million in 2010, $2.8 million in 2009 and $2.6 million in 2008. During 2010 and 2009, the Company capitalized $0.3 million and $0.9 million, respectively, of development costs related to GEMS. In addition, during both 2010 and 2009, the Company capitalized less than $0.1 million of purchased software for internal use. The total net book value of capitalized software development costs was $4.8 million and $7.6 million as of December 31, 2010 and 2009, respectively.
For years ended December 31, 2010 and 2008, the Company had an impairment loss, related to internally developed software, of $0.2 million and $0.1 million, respectively, under FASB ASC 360, Property, Plant & Equipment. There were no indicators of impairment under FASB ASC 360 during 2009.
There were no significant retirements or disposals of fully depreciated assets and related accumulated depreciation during 2010. During 2009, the Company retired or disposed or a total of $15.1 million of depreciable assets and $15.1 million of related accumulated depreciation.

8. Credit Facility, Credit Agreement and Amended Credit Agreement
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
On October 1, 2010, GTSI received a notice from the SBA that GTSI was temporarily suspended from any future Federal Government contracting. On October 19, 2010, GTSI entered into the SBA Agreement, which among other things, terminated GTSI’s temporary suspension from Federal Government contracting.
In connection with the SBA Agreement, GTSI entered into the Amended Credit Agreement, dated as of October 19, 2010, with its lenders to amend the Credit Agreement by reducing the total facility limit from an aggregate principal amount of $135 million to $100 million and the aggregate revolving loan facility limit from $60 million to $45 million. The Amended Credit Agreement carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Amended Credit Agreement at any time is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits. Further, the Amended Credit Agreement prohibits GTSI from purchasing any of its common stock.
As of December 31, 2010, borrowing capacity and availability under the Amended Credit Agreement was as follows (in thousands):

Total Amended and Restated Agreement	$100,000
Borrowing base limitation	(9,839)

Total borrowing capacity	90,161
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(35,172)
Less: letters of credit	(5,114)

Total unused availability	$49,875

As of December 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Amended Credit Agreement and as reflected above, available credit thereunder of $49.9 million.
The Amended Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) repurchase our common stock, (d) make certain restricted payments (including cash dividends), purchase other businesses or investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
The financial covenants of the Amended Credit Agreement require us, among other restrictions, to:
•	Maintain Tangible Net Worth not less than or equal to $45 million as of the end of each fiscal month
•	Maintain Ratio of Total Liabilities to Tangible Net Worth not greater than 5.25 to 1.00 as of the end of each fiscal month
•	Maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of the fiscal months of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of the fiscal months of July, August and September
•	Maintain minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as of the end of each fiscal month

The Amended Credit Agreement provides, as did the Credit Agreement, that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. Furthermore, the Amended Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants as set forth in the Amended Credit Agreement as of December 31, 2010. If the Company fails to comply with any material provision or covenant of our Amended Credit Agreement, it would be required to seek a waiver or amendment of covenants.
The Company currently relies on its Amended Credit Agreement as its primary vehicle to finance its operations. See Note 18 “Subsequent Events” for discussion of the extension from May 27, 2011 to May 27, 2012 of the maturity date of the Amended Credit Agreement in respect of CPC’s 74.08% of the total loan commitment thereunder.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.1 million of loan financing costs related to the Credit Agreement during the second quarter of 2009. Deferred financing costs as of December 31, 2010 and 2009 were less than $0.1 million and $0.1 million, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following as of December 31 (in thousands):

	2010	2009
Accrued commissions and bonuses	$3,805	$6,113
Accrued income taxes	254	2,864
Future contractual lease obligations	4,733	10,079
Other	6,095	7,071

Total accrued liabilities	$14,887	$26,127

10. Stockholders’ Equity
Purchase of Capital Stock
On June 8, 2009, the Board authorized a program for periodic purchases of common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing the stock repurchase program announced in December 2008.
In 2010, under its repurchase program, the Company purchased 154,377 shares of its common stock through the nine months ended September 30, 2010 and throughout the year acquired 20,816 shares of its common stock related to net share settlements to cover tax withholdings. Under the Amended Credit Agreement the Company is prohibited from purchasing its common stock. In 2009, under its repurchase program, the Company purchased 122,329 shares of its common stock throughout the year and in April 2009, the Company purchased 316,861 shares from one seller in a private transaction. In addition, the Company acquired 23,905 shares of its common stock related to net share settlements to cover tax withholdings. The Company did not purchase any of its common stock in 2008, except for 24,041 shares acquired through net share settlements to cover tax withholdings.
Stock-Based Compensation
Stock Incentive Plans
The Company has one stockholder approved combination incentive and non-statutory stock incentive plan, which is named the Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”). The 2007 Plan provides for the granting of options to employees and non-employee directors to purchase up to 4,500,000 shares of the Company’s common stock. The 2007 Plan also permits the grant of restricted stock and restricted stock units to its employees and non-employee directors as well as stock appreciation rights (“SARs”).
Under the 2007 Plan, options have a term of up to ten years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Board of Directors or its Compensation Committee. The vesting period for restricted stock and restricted stock units is determined by the Compensation Committee on an individual award basis. GTSI recognizes stock-based compensation expense for these graded vesting awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period specified in the option agreement.

Valuation Assumptions
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of GTSI’s stock over the historical period of time equal to the expected term of the options. The Company uses historical data to estimate option exercises, employee terminations and award forfeitures within the valuation model. The expected term of options granted has been determined based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury rates at the time of grant that approximates the expected term of the option. The expected dividend assumption is zero as the Company is currently restricted under its Amended Credit Agreement from issuing dividends on its common stock and it does not expect to declare a dividend in the foreseeable future. The fair value of the Company’s stock based option awards to employees was based on the following weighted-average assumptions for the years ended December 31:

	2010	2009	2008
Expected volatility	51.0%	51.0%	48.3%
Expected dividends	—	—	—
Expected term (in years)	4.6	5.5	5.0
Risk free interest rate	1.6%	2.9%	2.6%
Stock Options
A summary of option activity under the Company’s stock incentive plans as of December 31, 2010, 2009 and 2008, and related changes during the years then ended is presented below (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding balance at December 31, 2007	1,782	$8.08
Granted	35	$5.65
Exercised	(45)	$4.88
Forfeited	(33)	$8.31
Expired	(91)	$9.54

Outstanding balance at December 31, 2008	1,648	$8.05	3.40	$261

Granted	200	$6.40
Exercised	(75)	$4.24
Forfeited	(74)	$6.64
Expired	(194)	$9.62

Oustanding balance at December 31, 2009	1,505	$7.83	3.83	$69

Granted	285	$5.22
Exercised	(30)	$2.81
Forfeited	(221)	$5.77
Expired	(575)	$7.65

Oustanding balance at December 31, 2010	964	$7.79	2.64	$5

Exercisable at December 31, 2010	732	$8.48	1.54	$4

The weighted-average grant-date fair value of options granted during 2010, 2009 and 2008 was $5.22, $6.40 and $5.65, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $0.1 million, $0.1 million and $0.1 million, respectively. For the years ended December 31, 2010, 2009 and 2008, stock compensation expense related to stock options was $0.4 million, $0.7 million and $0.6 million, respectively.
For the years ended December 31, 2010, 2009 and 2008, the tax impact from stock based compensation was a tax benefit of $0.7 million, $0.8 million and $1.1 million, respectively.
Restricted Shares
In 2010, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee Board members, which will vest in April 2011, and no shares of restricted stock to employees. During 2009, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee Board members, which vested in April 2010, as well as 36,539 shares of restricted stock to employees, scheduled to vest in equal installments over a period of five years from the grant date. During 2008, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee Board members, which vested in April 2009, as well as 17,821 shares of restricted stock to employees that will vest in equal installments over a period of five years from the grant date. Compensation is recognized on a straight-line basis over the vesting period of the grants. During 2010, 2009 and 2008, $0.6 million, $0.8 million and $1.1 million, respectively, was recorded as stock compensation expense for restricted stock.
Holders of non-vested restricted stock have similar dividend and voting rights as common stockholders. The fair value of non-vested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested shares as of December 31, 2010, 2009 and 2008, and related changes during the years then ended is presented below (in thousands):

		Weighted
		Average Grant-
	Shares	Date Fair Value
Nonvested balance at December 31, 2007	378	$11.71
Granted	44	$7.27
Vested	(89)	$12.20
Forfeited	(43)	$12.00

Nonvested balance at December 31, 2008	290	$10.83

Granted	63	$5.54
Vested	(101)	$9.76
Forfeited	(37)	$10.13

Nonvested balance at December 31, 2009	215	$9.91

Granted	27	$5.61
Vested	(83)	$8.90
Forfeited	(74)	$11.27

Nonvested balance at December 31, 2010	85	$8.35

Stock Appreciation Rights (“SARs”)
In 2010, there were no SARs granted as part of the 2007 Plan. During 2009 and 2008, there were 76,179 and 42,023 SARs granted, respectively, as part of the 2007 long term incentive plan. All SARs are to be settled in GTSI stock. During 2010, 2009 and 2008, $0.7 million, $0.9 million and $1.2 million, respectively was recorded as stock compensation expense for SARs. A summary of SARs activity under the Company’s stock incentive plans as of December 31, 2010, 2009 and 2008, and related changes during the years then ended is presented below (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding balance at December 31, 2007	842
Granted	42	$9.60
Exercised	—	—
Forfeited	(112)	$9.60
Expired	(14)	$9.60

Outstanding balance at December 31, 2008	758	$9.60	5.09	$—

Granted	76	$9.60
Exercised	—	—
Forfeited	(65)	$9.60
Expired	(52)	$9.60

Outstanding balance at December 31, 2009	717	$9.60	4.44	$—

Granted	—	—
Exercised	—	—
Forfeited	(171)	$9.60
Expired	(165)	$9.60

Outstanding balance at December 31, 2010	381	$9.60	3.04	$—

Exercisable at December 31, 2010	228	$9.60	2.23	$—

Unrecognized Compensation
As of December 31, 2010, there was $2.0 million of total unrecognized compensation cost related to non-vested stock-based awards, which consisted of unrecognized compensation of $0.6 million related to stock options, $0.6 million related to restricted stock awards and $0.8 million related to SARs. The cost as of December 31, 2010 for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 2.62 years, 1.64 years and 2.26 years, respectively. During 2010, approximately 167,919 stock option and SAR awards and 83,485 restricted stock awards vested.
As of December 31, 2009, there was $4.8 million of total unrecognized compensation cost related to non-vested stock-based awards, which consisted of unrecognized compensation of $1.2 million related to stock options, $1.5 million related to restricted stock awards and $2.1 million related to SARs. The cost as of December 31, 2009 for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 2.49 years, 2.26 years and 2.61 years, respectively. During 2009, approximately 361,795 stock option and SAR awards and 101,035 restricted stock awards vested.
Employee Stock Purchase Plan
Under GTSI’s Employee Stock Purchase Plan (“ESPP”), eligible employees may elect to set aside, through payroll deduction, up to 15% of their compensation to purchase Company common stock at 85% of the fair market value of shares of common stock on the last day of the offering period. The maximum number of shares that an eligible employee may purchase during any offering period is equal to 5% of such employee’s compensation for the 12 calendar-month period prior to the commencement of an offering period divided by 95% of the fair market value of a share of common stock on the first day of the offering period. The ESPP is implemented through one offering during each six-month period beginning January 1 and July 1. Prior to July 1, 2008, the ESPP purchase price was 95% of the fair market value of a share of common stock on the last day of the offering period. No other material changes were made to the plan. The Company uses its treasury shares to fulfill the obligation of both the employee withholding and the discount.

The table below summarizes the number of shares purchased by employees under the ESPP during offering periods indicated:

	Number of
	Shares	Purchase
Offering period ended	purchased	price
December 31, 2010	20,649	$4.00
June 30, 2010	34,233	$4.64
December 31, 2009	46,350	$4.22
June 30, 2009	34,739	$4.56
December 31, 2008	42,556	$5.10
June 30, 2008	16,652	$7.19
The weighted average fair market value of shares under the ESPP was $4.40 in 2010, $4.37 in 2009 and $5.69 in 2008. GTSI has reserved 1,600,000 shares of common stock for the ESPP, of which 490,536 were available for future issuance as of December 31, 2010.
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
The Rights are not immediately exercisable. The Rights will initially trade only with the Company’s common stock to which they are attached, and generally become exercisable only if a person or group becomes an Acquiring Person (as defined in the Rights Agreement) by accumulating beneficial ownership (as defined in the Rights Agreement) of 20% or more of the Company’s outstanding common stock. If a person becomes an Acquiring Person, the holders of each Right (other than an Acquiring Person) are entitled, after the tenth business day, to purchase shares of the Company’s preferred stock at the exercise price of the Right, which is initially $20.00 per Right. The Rights Agreement provides that a person or group currently owning 20% or more of the Company’s outstanding common stock will not be deemed to be an Acquiring Person if the person or group does not subsequently accumulate an additional 1% of the Company’s outstanding common stock through open market purchases, expansion of the group or other means. The Rights, which only become exercisable after a person becomes an Acquiring Person, have no objective value at this time. If the Rights become exercisable, any objective determinable value of the Rights would be accounted for with a charge to retained earnings and a credit to paid-in capital.
At any time prior to a person becoming an Acquiring Person, the Company’s Board of Directors may cause the Company to redeem the Rights in whole, but not in part, at a price of $0.01 per Right. The Rights will expire on September 12, 2011 (unless earlier redeemed, exchanged or terminated).
11. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“EyakTek”), and assumed a 37% ownership of EyakTek. GTSI is also entitled to have a designee on EyakTek’s Board of Directors under EyakTek’s operating agreement. See Note 15 “Commitments and Contingencies” for discussion of the Company’s legal proceedings regarding EyakTek and certain related matters. GTSI’s investment in EyakTek is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. At December 31, 2010 and 2009, the investment balance for EyakTek was $10.6 million and $8.0 million, respectively, and equity in earnings was $7.9 million and $8.3 million, respectively. The Company recognized sales to EyakTek of $47.6 million, $21.9 million, and $23.2 million during 2010, 2009 and 2008 and receivables have been recorded by the Company totaling $10.6 million and $14.7 million as of December 31, 2010 and 2009, respectively. GTSI also receives a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek and fees recognized by the Company during 2010, 2009 and 2008 are $0.2 million, $0.3 million and $1.4 million, respectively, which are included in sales in the accompanying consolidated statements of operations. The amounts due are included in accounts receivable totaling $0.1 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes EyakTek’s financial information as of and for the year ended December 31 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues	$422,155	$408,759	$273,475
Gross margin	$46,776	$42,404	$31,292
Net income	$21,409	$21,707	$13,044

	December 31,
	2010	2009
Current assets	$111,158	$155,094
Noncurrent assets	$215	$402
Current liabilities	$82,487	$134,030
Noncurrent liabilities	$202	$3
Member’s equity	$28,684	$21,463
12. (Loss) Earnings Per Share
Basic (loss) earnings per share are calculated by dividing net income by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted (loss) earnings per share are computed similarly to basic (loss) earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. In periods of net loss, all potentially dilutive shares are considered anti-dilutive and are excluded from the calculation.
The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31 (in thousands except per share amounts):

	2010	2009	2008
Basic (loss) earnings per share:
Net (loss) income	$(930)	$5,456	$7,835
Weighted average shares outstanding	9,604	9,706	9,760

Basic (loss) earnings per share	$(0.10)	$0.56	$0.80

Diluted (loss) earnings per share:
Net (loss) income	$(930)	$5,456	$7,835
Weighted average shares outstanding	9,604	9,706	9,760
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	56	105

Weighted average shares and equivalents	9,604	9,762	9,865

Diluted (loss) earnings per share	$(0.10)	$0.56	$0.79

13. Income Taxes
The (provision) benefit for income taxes consists of the following for the years ended December 31 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$(216)	$(2,551)	$(1,483)
State	83	(132)	(562)

	$(133)	$(2,683)	$(2,045)

Deferred:
Federal	$(817)	$(1,038)	$3,179
State	(150)	(488)	672

	$(967)	$(1,526)	$3,851

Total income tax (provision) benefit	$(1,100)	$(4,209)	$1,806

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and tax credits and the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2010	2009
Deferred tax assets:
Allowance for bad debt	$1,612	$72
Inventory reserves and capitalization	103	142
Reserves	1,564	1,772
Deferred revenue	655	884
Deferred rent	1,148	1,108
Stock compensation	1,152	2,024
Sale of receivables	2	65
Investment Partnership	628	395
Net operating losses	63	36
Other	44	76

Total deferred tax assets	6,971	6,574

Deferred tax liabilities:
Prepaid expenses and other	(420)	(734)
Prepaid bonuses	(198)	(500)
Depreciation and amortization	(2,383)	(3,196)
Unbilled Receivables	(3,046)	—

Total deferred tax liabilities	(6,047)	(4,430)

Net deferred tax assets	$924	$2,144

The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate for the years ended December 31:

	Years Ended December 31,
	2010	2009	2008
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	9.8	5.1	3.4
Non-deductible executive compensation	—	—	7.3
Non-deductible meals & entertainment costs	40.8	1.0	2.4
Non-deductible accrued incentive costs	—	0.7	1.2
Tax Return Adjustments & Other	(172.8)	2.1	0.5
APIC Tax Shortfall	784.7	1.0	—
Change in the tax contingency reserve	(47.9)	(0.4)	(1.2)
Change in valuation allowance	—	—	(78.1)

Effective tax rate	648.6%	43.5%	(30.5)%

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
GTSI is subject to U.S. Federal income tax as well as income tax of multiple states and local jurisdictions. The consolidated U.S. Federal income tax return is closed for all tax years up to and including 2005 and the statute of limitations is closed through 2003. Currently, no state income tax returns are under examination.
The Company’s tax reserves relate to state nexus issues and the state impact of IRS audit adjustments for the 2003 through 2005 tax years. With each year the Company’s tax exposure rolls forward with incremental increases expected based on continued accrual of interest. The Company’s tax liability for unrecognized tax benefits are as follows as of December 31 (in thousands):

	2010	2009	2008
Balance at beginning of the year	$157	$197	$236
Additions for prior year tax positions	20	5	(21)
Reductions for settlements	—	(2)	(2)
Lapses in statute of limitations	(70)	(43)	(16)

Balance at end of the year	$107	$157	$197

GTSI’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2010. The Company has less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2009. During the year, accrued interest and accrued penalties both decreased by less than $0.1 million due primarily to the settlement and payment of assessed liabilities. Interest will continue to accrue on certain issues in 2011 and beyond.
It is not anticipated that any increase or decrease during the next 12 months in the amount of unrecognized tax benefits will be material. Further, it is anticipated that the effective tax rate impact of any unrecognized tax benefits will be immaterial.

14. 401(k) Plan
GTSI maintains the Employees’ 401(k) Investment Plan (the “401(k) Plan”), a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code (“IRC”). All Company employees who are at least 21 years of age are eligible to participate. The 401(k) Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under IRC, of a percentage (not to exceed 30%) of their total compensation. New hires are automatically enrolled in the 401(k) Plan at a 3% deferral rate unless the new hire opts out or selects to increase or decrease their deferral percentage. Employee contributions are fully vested at all times. GTSI contributions vest at 20% over five years. GTSI matches employee contributions 50% of the first five percent of eligible pay. In 2010, 2009 and 2008, the Company contributed approximately $1.0 million, $1.2 million and $1.1 million to the Plan, respectively.
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

	2010	2009
Accrued warranties at beginning of year	$215	$155
Charges made against warranty liabilities	(15)	(3)
Adjustments to warranty reserves	0	(3)
Accruals for additional warranties sold	29	66

Accrued warranties at end of year	$229	$215

Maintenance Warranties
Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	2010	2009
Deferred warranty revenue at beginning of year	$798	$221
Deferred warranty revenue recognized	(2,285)	(466)
Revenue deferred for additional warranties sold	3,369	1,043

Deferred warranty revenue at end of year	$1,882	$798

Lease Commitments
The Company conducts its operations from leased real properties, which include offices and a warehouse. These obligations expire at various dates between 2011 and 2019. In December 2007, the Company executed a lease for a new corporate headquarters. The Company relocated to its new location in November 2008, which has a number of lease options for current and future space commitments under its 10-year term. This lease expires in 2019. Most of the leases contain renewal options at inception, some of which have been exercised, as well as escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Rent expense for 2010, 2009 and 2008 was approximately $4.7 million, $4.9 million and $3.2 million, respectively.

Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 are as follows (in thousands):

2011	$4,566
2112	3,889
2013	3,986
2014	4,086
2015	4,188
Thereafter	15,103

Total minimum lease payments	$35,818

Letters of Credit
As of December 31, 2010 and 2009, the Company provided a letter of credit in the amount of $2.4 million for the office space lease signed in December 2007.
As of December 31, 2010 and 2009, the Company had an outstanding letter of credit in the amount of $2.7 million to guarantee the performance by the Company of its obligations under customer contracts.
Employment Agreements
At December 31, 2010, GTSI has change in control agreements with 10 executives and key employees and severance agreements with six executives. These arrangements provide for payments of as much as 15 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2010, no accruals have been recorded for these agreements.
Legal Proceedings
Contingencies
On October 1, 2010, GTSI received notice from the SBA that GTSI was temporarily suspended from any future Federal Government contracting. The suspension notice cited that it was based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the present responsibility of GTSI as a government contractor. On October 19, 2010, GTSI entered into an administrative agreement with the SBA (the “SBA Agreement”) pursuant to which the SBA lifted the temporary federal contract suspension it had imposed on GTSI. As a result, GTSI is, subject to the SBA Agreement, engaged in its business with most of its existing clients and pursuing new Federal Government contracts.
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits in circumstances involving small businesses serving as prime contractors, joint ventures with small businesses and participating in the SBA’s mentor-protégé program. As also required by the SBA Agreement, GTSI has retained Debarment Solutions Institute, LLC, a SBA-approved monitor, to report regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal Government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
In connection with the SBA Agreement, GTSI accepted the voluntary resignations of its Chief Executive Officer, and a Senior Vice President and General Counsel of GTSI, both effective as of October 26, 2010. In connection with their voluntary resignations the Company entered into separation agreements with the resigning officers. GTSI also suspended three other employees, who subsequently resigned. GTSI has conducted a review of its business ethics program that covers all employees and created a position and designated an employee as GTSI’s ethics officer, who is responsible for managing GTSI’s business ethics program. At least once each year, GTSI will conduct an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s code of business ethics and the special requirements regarding government contracting and report the results of such audit to the SBA and Debarment Solutions Institute, LLC.

The U.S. Attorney’s Office for the Eastern District of Virginia is reviewing the same subject matter that led to the SBA temporary suspension of GTSI from Federal Government contracting and the resulting SBA Agreement. GTSI has provided information in response to that inquiry.
GTSI will continue to cooperate with the continuing investigations of GTSI’s conduct as a subcontractor for certain small businesses. The continuing investigations of GTSI by the Federal Government may result in administrative, civil or criminal penalties, including a recommendation that may adversely affect or terminate GTSI’s ability to serve as a government contractor.
According to a number of public announcements, several law firms are investigating, on behalf of purchasers of the GTSI common stock, potential violations of the federal securities laws by GTSI with a focus on whether statements regarding GTSI’s business, prospects and operations were materially false and misleading when they were made. These press releases also stated the investigations were based on the SBA accusations that GTSI obtained government contracts not available to GTSI due to its size. The press releases also encouraged any person who invested in GTSI common stock between January 1, 2007 and October 1, 2010 to contact the law firms.
Legal Proceedings
By letter dated May 24, 2010 the SBA advised EyakTek that its request for a voluntary early graduation from the SBA’s Business Development Program under Section 8(a) of the Small Business Act (“Section 8(a) BD Program”) was approved, effective May 10, 2010. EyakTek’s Operating Agreement provides that EyakTek shall dissolve and commence winding up and liquidating upon its graduation from the Section 8(a) BD Program, unless EyakTek’s members by an affirmative vote of at least 65% of the membership interests decide to continue EyakTek’s business operations. While GTSI has not voted its 37% EyakTek membership interests to continue EyakTek’s business operations, such operations have continued since EyakTek’s graduation from the Section 8(a) BD Program.
In September 2010, GTSI filed a complaint in the Chancery Court of Delaware against EyakTek; two of EyakTek’s three owner/members—The Eyak Corporation (“Eyak Corp.”), which owns 51% of EyakTek, and Global Technology LLC, which owns 12% of EyakTek, (collectively, the “Member Defendants”); and several of EyakTek’s directors and officers (the “Individual Defendants”). GTSI is the third member of EyakTek, as noted above GTSI owns 37% of EyakTek. GTSI’s complaint alleged that EyakTek and the Member Defendants had breached EyakTek’s Operating Agreement by taking certain actions without GTSI’s approval, which is required under the Operating Agreement, including actions leading to the making of an unsolicited offer to acquire GTSI and the continuation of the business operations of EyakTek after its graduation from the Section 8(a) BD Program. The complaint further alleged that the Individual Defendants had breached their fiduciary duties and the implied covenant of good faith and fair dealing by allowing EyakTek to take these actions. The complaint requested declaratory and injunctive relief, plus attorneys’ fees, against all of the defendants. On November 3, 2010, GTSI filed an amended complaint in the Chancery Court, which clarified the nature of relief sought and added an additional claim for breach of EyakTek’s Operating Agreement based upon EyakTek’s refusal to recognize GTSI’s designated director to EyakTek’s board of directors, among other matters.
In September 2010, EyakTek, the Member Defendants and Individual Defendants filed an arbitration demand with the American Arbitration Association asserting that GTSI’s claims in the Delaware Chancery Court are subject to arbitration under EyakTek’s Operating Agreement. The arbitration demand also asserted that GTSI’s filing of the Delaware complaint violated EyakTek’s Operating Agreement and constituted a breach of fiduciary duty and the implied covenant of good faith and fair dealing that GTSI allegedly owes to EyakTek as an EyakTek member. The arbitration demand seeks declaratory relief, damages, and attorneys’ fees against GTSI.
GTSI filed a motion in the Delaware Chancery Court to dismiss or stay the above-referenced arbitration. EyakTek, the Member Defendants and Individual Defendants filed a motion to dismiss or stay GTSI’s lawsuit. The Delaware Chancery Court heard both sets of motions in November 2010 and subsequently, based primarily on its interpretation of the arbitration provision of EyakTek’s Operating Agreement, determined that the arbitrator and not the court must decide whether the matter is to proceed in court or in arbitration. Thus, the court granted the defendants’ request to stay GTSI’s lawsuit. GTSI’s appeal of such decision was not successful.

Thereafter, GTSI submitted before the above-referenced arbitrator claims against and request for relief from EyakTek, the Member Defendants and Individual Defendants similar to GTSI’s above-referenced claims and request for relief denied by the Delaware Chancery Court. In addition, GTSI requested the arbitrator to enforce the above-referenced provisions of EyakTek’s Operating Agreement requiring the dissolution of EyakTek because of its graduation from Section 8(a) BD Program. While the outcome of these continuing disputes with EyakTek, the Member Defendants and Individual Defendants is currently unknown, such outcome may include a buyout of GTSI’s ownership in EyakTek, the dissolution of EyakTek, the continuation of EyakTek under its current Operating Agreement or under a modified Operating Agreement or some other alternative agreed upon by the various parties involved or ruled by the arbitrator.
By letter dated November 1, 2010, Eyak Corp., through the same counsel that represents EyakTek, advised GTSI that Eyak Corp. was the owner of 100 shares of GTSI’s common stock, and as a GTSI stockholder Eyak Corp. was demanding that GTSI investigate and take actions on matters set forth in the letter, including matters that were the subject of GTSI’s claims before the Delaware Chancery Court. Eyak Corp. alleged that GTSI’s failure to approve the continuation of EyakTek’s business operations constitutes a breach of fiduciary duties by GTSI’s directors and officers and demands that they cure this breach by approving the continuation of EyakTek’s business operations. Eyak Corp. also demanded that, if the alleged breach is not cured, GTSI investigate its prior disclosure related to GTSI’s disputes and litigation with EyakTek, make appropriate disclosures, including to the SBA and GTSI’s lenders, and investigate GTSI’s financial statements and account balances in respect of GTSI’s 37% interest in EyakTek. Further, Eyak Corp. demanded that GTSI bring action against GTSI’s employees, officers and directors responsible for the foregoing alleged actions to recover damages for GTSI. GTSI’s board of directors and a special committee of the Board are investigating this matter and will take such action as they deem necessary or appropriate and in the best interest of GTSI and its stockholders, in accordance with Delaware law.
In addition to the matters discussed above, we have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. We believe the resolution of these other claims that we have in the normal course of our business will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty. Further, from time-to-time, agencies of the Federal Government, including the SBA and the U.S. Attorney’s Office as discussed above, investigate whether our operations are being conducted in accordance with applicable regulatory requirements. Federal Government investigations of us, whether relating to government contracts or conducted for other reasons, may result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or may lead to suspension or debarment from future Federal Government contracting. Federal Government investigations often take years to complete.
16. Segment Reporting
GTSI engages in business activities as one operating segment that resells hardware and software and provides services primarily to the U. S. Federal Government. The Company’s chief operating decision maker evaluates performance and determines resource allocation based on GTSI’s consolidated sales and operating results.
The following table summarizes the Company’s sales by type for the years ended December 31 (in thousands):

	2010	2009	2008
Hardware	$463,078	$495,594	$585,655
Software	130,241	182,372	159,711
Services	51,140	55,625	56,529
Financing	22,252	28,279	19,270

Total	$666,711	$761,870	$821,165

Major Customers
All of GTSI’s sales are earned from U.S. entities. Sales to multiple agencies and departments of the U.S. Federal Government, either directly or through prime contractors, accounted for approximately 96%, 95% and 93% of the Company’s consolidated sales during 2010, 2009, and 2008, respectively.

17. Selected Quarterly Financial Data (unaudited)
The following tables illustrate selected quarterly financial data for 2010 and 2009. GTSI has historically experienced significant seasonal fluctuations in its operations as a result of the U.S. Federal Government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends (in thousands).

	2010
	Q1	Q2	Q3	Q4 (a)	Total
Sales	$101,814	$135,047	$237,367	$192,483	$666,711
Gross margin	13,519	17,449	29,788	19,584	80,340
Net (loss) income	$(4,588)	$(1,236)	$5,934	$(1,040)	$(930)

Basic (loss) earnings per share	$(0.48)	$(0.13)	$0.62	$(0.11)	$(0.10)
Diluted (loss) earnings per share	$(0.48)	$(0.13)	$0.62	$(0.11)	$(0.10)

	2009
	Q1	Q2	Q3	Q4	Total
Sales	$144,072	$164,601	$209,684	$243,513	$761,870
Gross margin	15,663	23,020	28,914	33,855	101,452
Net (loss) income	$(3,880)	$(310)	$3,821	$5,825	$5,456

Basic (loss) earnings per share	$(0.39)	$(0.03)	$0.40	$0.61	$0.56
Diluted (loss) earnings per share	$(0.39)	$(0.03)	$0.39	$0.60	$0.56

(a)	Pre-tax income for the quarter ended December 31, 2010 was negatively impacted by a $4.6 million write-off of net financing receivables and $3.0 million in additional SG&A expenses related to severance, legal and monitoring and other expenses in connection with the SBA Agreement.
18. Subsequent Events
Credit Agreement Extension
On February 24, 2011, GTSI entered into an agreement with CPC and Wells Fargo Capital Finance, LLC., extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement. GTSI and CPC are currently in discussions with other lenders to participate in the Amended Credit Agreement in respect of a 25.92% pro-rata share of the total loan commitment thereunder until May 27, 2012. If no other lenders agree to participate in the Amended Credit Agreement, the total facility limit would be reduced from an aggregate principal amount of $100 million to $74.08 million and the aggregate revolving loan facility limit would be reduced from $45 million to $33.34 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.

ITEM 9A.	CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2010. Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management, under the supervision and with the participation of our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based upon the criteria set forth in Internal Control—Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, an evaluation was performed to determine whether there were any changes in our internal control procedures over financial reporting that occurred during the quarter ended December 31, 2010. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Registrant’s Stockholders scheduled to be held on April 28, 2010 (the “Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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
(a) (1) Financial Statements
The consolidated financial statements of GTSI Corp. filed are as follows:
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2010
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010
Notes to Consolidated Financial Statements
(a) (2)Financial Statement Schedules
The financial statement schedules of GTSI Corp. and subsidiaries filed are as follows:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2010
All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(c) Eyak Technology, LLC
The Consolidated Balance Sheets of Eyak Technology, LLC as of December 31, 2010 and 2009 and the related Consolidated Statements of Income, Members’ Equity and Cash Flows for the three years ended December 31, 2010 are being filed. These financial statements are filed in accordance with Rule 3-09 of Regulation S-X.
Exhibits
The exhibits set forth in the Exhibit Index are filed as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.
By:	/s/ STERLING E. PHILLIPS, JR.
Sterling E. Phillips, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ STERLING E. PHILLIPS, JR.	Chief Executive Officer	March 11, 2011
Sterling E. Phillips, Jr.	(Principal Executive Officer)

/s/ PETER WHITFIELD	Senior Vice President and	March 11, 2011
Peter Whitfield	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JOHN M. TOUPS	Chairman of the Board	March 11, 2011
John M. Toups

/s/ LLOYD GRIFFITHS	Director	March 11, 2011
Lloyd Griffiths

/s/ THOMAS HEWITT	Director	March 11, 2011
Thomas Hewitt

/s/ LEE JOHNSON	Director	March 11, 2011
Lee Johnson

/s/ JOSEPH KEITH KELLOGG, JR.	Director	March 11, 2011
Joseph Keith Kellogg, Jr.

/s/ STEVEN KELMAN	Director	March 11, 2011
Steven Kelman

/s/ LINWOOD A. LACY, JR	Director	March 11, 2011
Linwood A. Lacy, Jr.

/s/ BARRY REISIG	Director	March 11, 2011
Barry Reisig

/s/ DANIEL R. YOUNG	Director	March 11, 2011
Daniel R. Young

GTSI CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
SCHEDULE II

	Years Ended December 31,
	2010	2009	2008
Allowance for Doubtful Accounts
Balance at beginning of year	$223	$393	$1,001
Additions—charged to expense or other accounts	294	193	605
Deductions	(419)	(363)	(1,213)

Balance at end of year	$98	$223	$393

Sales Return Allowance (1)
Balance at beginning of year	$674	$1,356	$4,026
Additions—charged to expense or other accounts	1,927	2,147	5,008
Deductions	(1,986)	(2,829)	(7,678)

Balance at end of year	$615	$674	$1,356

Deferred Tax Asset Valuation Allowance
Balance at beginning of year	$—	$—	$4,628
Additions—charged to expense or other accounts	—	—	—
Deductions	—	—	(4,628)

Balance at end of year	$—	$—	$—

(1)	The sales returns allowance is reported as a reduction of accounts receivable on the consolidated balance sheets.
All other schedules are omitted because the required information is not present or is not present in amount sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
3.3	Amendment to the Restated Certificate of Incorporation of GTSI Corp. (Certificate of Designation) (27)
4.1
Rights Agreement, dated as of September 14, 2010, between GTSI Corp. and American Stock Transfer & Trust Company, LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (24)

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

10.19	First Amendment to Credit Agreement dated as of May 27, 2009 among GTSI Corp., Castle Pines Capital LLC and Wells Fargo Foothill LLC (19)
10.20	GTSI’s Board of Directors authorization of common stock repurchase program dated as of June 8, 2009 (20)
10.21	Change in Control Agreements and amendments to existing employment agreements* (21)
10.22	Election of Board of Director (22)
10.23	Transition Agreement dated as of January 13, 2010 between James J. Leto and GTSI Corp. * (23)
10.24	Employment Agreement dated August 4, 2010 between the Registrant and Scott Friedlander * (25)
10.25	Third Amendment to Credit Agreement dated as of September 15, 2010 among GTSI Corp., Castle Pines Capital LLC and Wells Fargo Foothill LLC (26)
10.26	Administrative Agreement between GTSI and the SBA dated as of October 19, 2010. (28)
10.27	Amended and Restated Credit Agreement dated as of October 19, 2010 among GTSI Corp., Castle Pines Capital LLC and Wells Fargo Capital Finance, LLC (28)
10.28	Separation Agreement and General Release between GTSI and Scott Friedlander dated as of October 26, 2010. * (29)
10.29	Separation Agreement and General Release between GTSI and Charles DeLeon dated as of October 26, 2010. * (29)
10.30	Appointment of Sterling E. Phillips Jr. as Chief Executive Officer and President. * (30)
10.31	Consulting Agreement dated January 3, 2009 between the Registrant and Lee Johnson (filed here within)
14.1	Code of Ethics (9)

Exhibit
Number	Description
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
23.2	Consent of Aronson & Company (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Consolidated Financial Statements for Eyak Technology, LLC for the year ended December 31, 2010, 2009 and 2008 (audited) (filed herewith)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2007.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2005.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to Appendix A of the Registrant’s 2005 Proxy Statement.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to Appendix B of the Registrant’s 2004 Proxy Statement

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2006.

(12)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2007.

(13)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 25, 2008.

(14)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 8, 2007.

(15)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 1, 2007.

(16)	Incorporated by reference to the Registrant’s current report on Schedule 14A dated March 31, 2008.

(17)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 23, 2008.

(18)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 29, 2008.

(19)	Incorporated by reference to the Registrant’s current report on Form 8-K dated May 27, 2009.

(20)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 12, 2009.

(21)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 4, 2009.

(22)	Incorporated by reference to the Registrant’s current report on Form 8-K dated November 9, 2009.

(23)	Incorporated by reference to the Registrant’s current report on Form 8-K dated January 13, 2010.

(24)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 13, 2010.

(25)	Incorporated by reference to the Registrant’s current report on Form 8-K/A dated August 4, 2010.

(26)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 15, 2010.

(27)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 13, 2010.

(28)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 19, 2010.

(29)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 26, 2010.

(30)	Incorporated by reference to the Registrant’s current report on Form 8-K dated November 23, 2010.