Form 10-Q
period 2011-03-31
GTSI CORP
filed 2011-05-12
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.005 par value, outstanding as May 9, 2011 was 9,662,328.

GTSI Corp.
Form 10-Q for the Quarter Ended March 31, 2011
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$39,112	$4,049
Accounts receivable, net	74,796	154,891
Inventory	6,389	13,708
Deferred costs	2,793	6,991
Other current assets	4,090	2,462

Total current assets	127,180	182,101
Depreciable assets, net	6,588	7,452
Long-term receivables and other assets	18,845	14,291

Total assets	$152,613	$203,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,098	$50,870
Accounts payable — floor plan	8,462	35,172
Accrued liabilities	9,958	14,887
Deferred revenue	3,714	3,661

Total current liablilites	56,232	104,590
Other liabilities	3,063	3,044

Total liabilities	59,295	107,634

Commitments and contingencies (See Note 12)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,056,650 issued and 9,635,664 outstanding at March 31, 2011; and 10,056,650 issued and 9,625,728 outstanding at December 31, 2010	50	50
Capital in excess of par value	53,870	53,985
Retained earnings	41,322	43,995
Treasury stock, 366,504 shares at March 31, 2011 and 346,119 shares at December 31, 2010, at cost	(1,924)	(1,820)

Total stockholders’ equity	93,318	96,210

Total liabilities and stockholders’ equity	$152,613	$203,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

SALES
Product	$58,538	$88,714
Service	7,886	10,716
Financing	3,911	2,384

	70,335	101,814

COST OF SALES
Product	49,967	80,454
Service	5,973	6,980
Financing	1,406	861

	57,346	88,295

GROSS MARGIN	12,989	13,519

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	18,295	22,214

LOSS FROM OPERATIONS	(5,306)	(8,695)

INTEREST AND OTHER INCOME, NET
Interest and other income	30	155
Equity income from affiliates	1,104	1,472
Interest expense	(150)	(178)

Interest and other income, net	984	1,449

LOSS BEFORE INCOME TAXES	(4,322)	(7,246)

INCOME TAX BENEFIT	1,649	2,658

NET LOSS	$(2,673)	$(4,588)

LOSS PER SHARE
Basic	$(0.28)	$(0.48)

Diluted	$(0.28)	$(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,632	9,617

Diluted	9,632	9,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,673)	$(4,588)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	929	962
Loss on sale of depreciable assets	—	12
Stock-based compensation	(192)	453
Equity income, net of distributions in 2011 and 2010 of $0 and $868, respectively	(1,104)	(604)
Changes in operating assets and liabilities:
Accounts receivable	80,096	96,574
Inventory	7,319	4,219
Other assets	(899)	(738)
Accounts payable	(16,772)	(52,002)
Accrued liabilities	(4,929)	(8,700)
Other liabilities	71	(881)

Net cash provided by operating activities	61,846	34,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(46)	(147)

Net cash used in investing activities	(46)	(147)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on floor plan, net	(26,710)	(18,395)
Common stock purchases	(27)	(433)

Net cash used in financing activities	(26,737)	(18,828)

NET INCREASE IN CASH	35,063	15,732

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,049	7,894

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,112	$23,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and First Quarter 2011 Results of Operations
Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (“GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Cost of sales in the accompanying Unaudited Condensed Consolidated Statements of Operations is based on the full cost method.
The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.
First Quarter 2011 Results of Operations
Our results for the three months ended March 31, 2011, include reductions to loss before income taxes of approximately $0.4 million primarily as a result of out-of-period stock compensation adjustments of $0.1 million, accrual adjustments of $0.2 million and equity income adjustments of $0.1 million recorded during the first three months of 2011 that should have been recorded as an increase of pre-tax income during the three months ended December 31, 2010.
We have determined that the impact of these out-of-period adjustments recorded during the three months ended March 31, 2011, were immaterial, individually and in aggregate, to all current and prior periods and we expect them to be immaterial to our full year 2011 results.
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

Effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2011, the new accounting guidance for multiple-deliverable revenue arrangements and the new guidance related to the scope of existing software revenue recognition guidance. The guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting. The new guidance changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The guidance applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price if available and third-party evidence of selling price, when vendor specific objective evidence is unavailable. Under the new guidance, the Company uses the margin approach to determine the best estimate of selling price. The adoption of this guidance did not have a material impact on the accompanying Unaudited Condensed Consolidated Financial Statements.
3. Accounts Receivable
Accounts receivable consists of the following as of (in thousands):

	March 31, 2011	December 31, 2010
Trade accounts receivable	$52,149	$103,800
Unbilled trade accounts receivable	8,548	21,948
Lease receivables, net	2,241	2,478
Finance receivables, net	8,772	23,351
Vendor and other receivables	3,785	4,027

Total accounts receivable	$75,495	$155,604
Less: Allowance for doubtful accounts	(112)	(98)
Sales return allowance	(587)	(615)

Accounts receivable, net	$74,796	$154,891

4. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	March 31, 2011	December 31, 2010
Lease receivables, net	$1,862	$1,062
Finance receivables, net	3,721	1,123
Equity Investment in EyakTek	11,719	10,615
Other Assets	1,543	1,491

Long-term receivables and other assets	$18,845	$14,291

5. Lease and Finance Receivables
The Company leases computer hardware to customers generally under sales-type leases that are classified as lease receivables in the accompanying Unaudited Condensed Consolidated Balance Sheets, in accordance with FASB ASC 840 Leases. In connection with those leases, the Company may sell related services, software and maintenance to its customers, which are classified as finance receivables in the accompanying Unaudited Condensed Consolidated Balance Sheets. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.
The Company recognized revenue of $22.7 million and $9.4 million for the three months ended March 31, 2011 and 2010, respectively, from sales-type leases and related transactions. As of March 31, 2011, the Company had current and long-term outstanding lease and finance receivables of $19.3 million, compared with $29.1 million as of December 31, 2010.

The Company’s investments in lease receivables were as follows as of (in thousands):

	March 31, 2011	December 31, 2010
Future minimum lease payments receivable	$4,723	$3,673
Unearned income	(620)	(133)

	$4,103	$3,540

The Company’s investment in finance receivables was as follows as of (in thousands):

	March 31, 2011	December 31, 2010
Future minimum finance payments receivable	$14,535	$25,382
Unearned income	(2,042)	(908)

	$12,493	$24,474

6. Transferred Receivables and Financed Lease Debt
The Company transferred gross financing receivables of $18.3 million and $8.5 million for the three months ended March 31, 2011 and 2010, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the three months ended March 31, 2011 and 2010, the Company received cash of $17.8 million and $8.0 million and recorded a profit on the sales of $0.5 million and $0.5 million, respectively. The receivables are transferred non-recourse to third parties which accept all credit, interest, and termination risk from the underlying issuer. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.
7. Credit Agreement and Amended Credit Agreement
On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”). The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest vendors with extended payment terms.
In connection with the agreement that GTSI entered into with the United States Small Business Administration on October 19, 2010, GTSI entered into the Amended Credit Agreement, dated as of October 19, 2010, with its lenders to amend the Credit Agreement by reducing the total facility limit from an aggregate principal amount of $135 million to $100 million and the aggregate revolving loan facility limit from $60 million to $45 million (“Amended Credit Agreement”). The Amended Credit Agreement carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing under the Amended Credit Agreement at any time is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.
As of March 31, 2011, borrowing capacity and availability under the Amended Credit Agreement was as follows (in thousands):

Total Credit Agreement	$100,000
Borrowing base limitation	(62,132)

Total borrowing capacity	37,868
Less: non-interest bearing advances (floor plan loans)	(8,462)
Less: letters of credit	(5,115)

Total unused availability	$24,291

As of March 31, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Amended Credit Agreement and as reflected above, unused available credit thereunder of $24.3 million.
The Amended Credit Agreement contains customary covenants limiting our ability to, among other things (a) incur debt; (b) make guarantees or grant or suffer liens; (c) repurchase our common stock, (d) make certain restricted payments (including cash dividends), purchase other businesses or make investments; (e) enter into transactions with affiliates; (f) dissolve, change names, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
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
The Amended Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. Furthermore, the Amended Credit Agreement contains information covenants requiring the Company to provide the lenders certain information. The Company was in compliance with all financial and informational covenants in the Amended Credit Agreement as of March 31, 2011. If the Company fails to comply with any material provision or covenant of our Amended Credit Agreement, it would be required to seek a waiver or amendment of covenants.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.1 million of loan financing costs related to the Credit Agreement in 2009. Deferred financing costs were less than $0.1 million as of March 31, 2011 and December 31, 2010.
On February 24, 2011, GTSI entered into an agreement with CPC and Wells Fargo Capital Finance, LLC., extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement and also allowing the acquisition of its common stock related to net share settlements. GTSI and CPC are currently in discussions with another lender to participate in the Amended Credit Agreement in respect of a 25.92% pro-rata share of the total loan commitment thereunder until May 27, 2012. If the other lender does not participate in the Amended Credit Agreement, our total facility limit will be reduced from an aggregate principal amount of $100 million to $74.08 million and the aggregate revolving loan facility limit would be reduced from $45 million to $33.34 million.
8. Stockholders’ Equity
Purchase of Capital Stock
On June 8, 2009, the Company’s Board of Directors (the “Board of Directors”) authorized a program for periodic purchases of common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million. During the three months ended March 31, 2010, under the repurchase program, the Company purchased 60,407 shares of its common stock.
Under the Amended Credit Agreement the Company is prohibited from purchasing its common stock except for certain rights to purchase a limited number of shares related to net share settlements and therefore the Company had no purchases under the repurchase program during the three months ended March 31, 2011.
In addition, during the three months ended March 31, 2011 and 2010, the Company acquired 5,650 and 17,707, respectively, of its common stock related to restricted stock lapses to cover tax withholdings.

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
Stock Options
A summary of option activity under the Company’s stock incentive plans as of March 31, 2011 and changes during the three months then ended is presented below:

			Weighted Average	Aggregate
	Shares	Weighted Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2011	964	$7.79
Granted	100	4.73
Exercised	—	—
Forfeited	(40)	6.28
Expired	(276)	8.75

Outstanding at March 31, 2011	748	$7.12	3.59	$1,000

Exercisable at March 31, 2011	471	$8.32	2.05	$—

There were 100,000 and 155,000 stock options granted during the three months ended March 31, 2011 and 2010, respectively. There were no stock options exercised under the Company’s stock option plans during the three months ended March 31, 2011 and 2010. The Company has historically reissued treasury stock or authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax benefit for the exercise of stock options and the vesting on restricted stock (including elections under Internal Revenue Service section 83(b)) in the amount of $0.1 million was recognized for the three months ended March 31, 2011. A tax expense for the exercise of stock options and the vesting on restricted stock (including elections under Internal Revenue Service section 83(b)) in the amount of $0.1 million was recognized for the three months ended March 31, 2010.

Restricted Shares
During the three months ended March 31, 2011 and 2010, no restricted stock awards were granted. The fair value of nonvested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested restricted stock as of March 31, 2011, and changes during the three months then ended is presented below:

		Weighted Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at January 1, 2011	85	$8.35
Granted	—	—
Vested	(16)	11.94
Forfeited	(15)	7.40

Nonvested at March 31, 2011	54	$7.59

Stock Appreciation Rights (“SAR”s)
A summary of SARs activity under the 2007 Plan as of March 31, 2011 and changes during the three months then ended is presented below:

			Weighted Average	Aggregate
	Shares	Weighted Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2011	381	$9.60
Granted	—	—
Exercised	—	—
Forfeited	(37)	9.60
Expired	(84)	9.60

Outstanding at March 31, 2011	260	$9.60	2.87	$—

Exercisable at March 31, 2011	186	$9.60	2.52	$—

During the three months ended March 31, 2011 and 2010, no SARs were granted. All SARs are to be settled in Company stock.
Stock Compensation Expense and Unrecognized Compensation
For the three months ended March 31, 2011, stock compensation expense for stock options, restricted stock awards and stock appreciation rights were $0.1 million, a credit of $0.2 million and a credit of $0.1 million, respectively, due to out-of-period adjustments. For the three months ended March 31, 2010, stock compensation expense for stock options, restricted stock awards and stock appreciation rights were $0.2 million, $0.1 million and $0.1 million, respectively.
As of March 31, 2011, there was $1.0 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $0.5 million related to stock options, $0.2 million related to restricted stock awards and $0.3 million related to stock appreciation rights. The cost for unrecognized compensation related to stock options, restricted stock awards and stock appreciation rights is expected to be recognized over a weighted average period of 2.5 years, 1.0 years and 1.9 years, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following as of (in thousands):

	March 31, 2011	December 31, 2010
Accrued commissions and bonuses	$772	$3,805
Accrued income taxes	—	254
Future contractual lease obligations	3,720	4,733
Other	5,466	6,095

Total accrued liabilities	$9,958	$14,887

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
For the three months ended March 31, 2011 and 2010, anti-dilutive employee stock options and SARs totaling 481 and 14,721 weighted-shares, respectively, were excluded from the calculation. Weighted unvested restricted stock awards totaling 27,724 and 31,025, respectively, have been excluded for the three months ended March 31, 2011 and 2010.
The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three months ended
	March 31
	2011	2010
Basic loss per share
Net loss	$(2,673)	$(4,588)
Weighted average shares outstanding	9,632	9,617

Basic loss per share	$(0.28)	$(0.48)

Diluted loss per share:
Net loss	$(2,673)	$(4,588)
Weighted average shares outstanding	9,632	9,617
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A

Weighted average shares and equivalents	9,632	9,617

Diluted loss per share	$(0.28)	$(0.48)

11. Income Taxes
The effective income tax rate benefit was 38.2% and 36.7% for the three months ended March 31, 2011 and 2010, respectively. The increase in the tax rate benefit from 2010 to 2011 was due to the write-off of deferred tax assets of $0.1 million in 2011 vs. $0.3 million in 2010 on expired or cancelled stock options.
As of March 31, 2011 and December 31, 2010, GTSI had $0.1 million and $0.1 million, respectively, of total unrecognized tax benefits most of which would reduce its effective tax rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of March 31, 2011 and December 31, 2010. During the first three months of 2011, the amount accrued for interest increased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2011 and beyond.

12. Commitments and Contingencies
Product Warranties
GTSI offers extended warranties on certain products which are generally covered for three or five years beyond the warranty provided by the manufacturer. Products under extended warranty require repair or replacement of defective parts at no cost to the customer. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts. The following table summarizes the activity related to product warranty liabilities for the period ending March 31, 2011 (in thousands):

	Three months ended
	March 31
	2011	2010
Accrued warranties at beginning of period	$229	$215
Charges made against warranty liabilities	(0)	(0)
Adjustments to warranty reserves	(24)	(1)
Accruals for additional warranties sold	5	8

Accrued warranties at end of period	$210	$222

Maintenance Warranties
Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the period ending March 31, 2011 (in thousands):

	Three months ended
	March 31
	2011	2010
Deferred warranty revenue at beginning of period	$1,883	$798
Deferred warranty revenue recognized	(873)	(181)
Revenue deferred for additional warranties sold	183	12

Deferred warranty revenue at end of period	$1,193	$629

Letters of Credit
The Company provided a letter of credit in the amount of $2.4 million as of March 31, 2011 and December 31, 2010 for its office space lease signed in December 2007.
As of March 31, 2011 and December 31, 2010, the Company had an outstanding letter of credit in the amount of $2.7 million to guarantee the performance of the Company’s obligations under customer contracts.
Employment Agreements
At March 31, 2011, GTSI has change in control agreements with 10 executives and key employees and severance agreements with six executives. These arrangements provide for payments of as much as 15 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of March 31, 2011, no accruals have been recorded for these agreements.
Contingencies
On October 1, 2010, GTSI received notice from the United States Small Business Administration (“SBA”) that GTSI was temporarily suspended from any future Federal Government contracting. The suspension notice cited that it was based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the responsibility of GTSI as a government contractor. On October 19, 2010, GTSI entered into an administrative agreement with the SBA pursuant to which the SBA lifted its temporary federal contract suspension on GTSI (the “SBA Agreement”). As a result, GTSI is, subject to the SBA Agreement, engaged in its business with most of its existing clients and pursuing new Federal Government contracts.
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits involving small businesses serving as prime contractors, joint ventures with small businesses and participation in the SBA’s mentor-protégé program. As also required by the SBA Agreement, GTSI has retained Debarment Solutions Institute, LLC, a SBA-approved monitor, to report regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal Government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.

In connection with the SBA Agreement, GTSI accepted the voluntary resignations of its chief executive officer and general counsel, effective as of October 26, 2010 and entered into separation agreements with the resigning officers. GTSI also suspended three other employees, who subsequently resigned. GTSI has conducted a review of its business ethics program that covers all employees and created a position and designated an employee as GTSI’s ethics officer, who is responsible for managing GTSI’s business ethics program. At least once each year, GTSI will conduct an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s code of business ethics and the special requirements regarding government contracting and report the results of such audit to the SBA and Debarment Solutions Institute, LLC.
The U.S. Attorney’s Office is reviewing the same subject matter that led to the SBA’s temporary suspension of GTSI from Federal Government contracting and the resulting SBA Agreement. GTSI has provided information in response to that inquiry.
GTSI will continue to cooperate with the continuing investigations of GTSI’s conduct as a subcontractor for certain small businesses. The continuing investigations of GTSI by the Federal Government may result in administrative, civil or criminal penalties, including a recommendation that may adversely affect or terminate GTSI’s ability to serve as a government contractor.
Legal Proceedings
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
13. Related Party Transactions
In 2002, GTSI made a $0.4 million investment in Eyak Technology, LLC (“EyakTek”) and acquired a 37% ownership of EyakTek. GTSI is not the primary beneficiary of this “variable interest entity” because the Company does not control, through voting rights or other means, EyakTek. The investment balance is included in the long-term receivables and other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets and represents the maximum exposure to the Company. The investment in EyakTek is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. At March 31, 2011 and December 31, 2010, our investment balance for EyakTek was $11.7 million and $10.6 million, respectively, and for the three months ended March 31, 2011 and 2010, our equity in earnings was $1.1 million and $1.5 million, respectively.
GTSI recognized sales to EyakTek and its subsidiary of $4.9 million and $5.1 million for the three months ended March 31, 2011 and 2010, respectively. GTSI receives a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek. Fees recorded by the Company, which are recognized when EyakTek sells to third party customers, are less than $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The following table summarizes EyakTek’s unaudited financial information for the periods presented in the accompanying Unaudited Condensed Statement of Operations (in thousands):

	Three Months ended March 31,
	2011	2010
Revenues	$66,882	$94,485
Gross margin	$8,562	$9,192
Net income	$2,984	$3,979
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

By letter dated November 1, 2010, Eyak Corp., through the same counsel that represents EyakTek, advised GTSI that Eyak Corp. was the owner of 100 shares of GTSI’s common stock, and as a GTSI stockholder Eyak Corp. was demanding that GTSI investigate and take actions on matters set forth in the letter, including matters that were the subject of GTSI’s claims before the Delaware Chancery Court. Eyak Corp. alleged that GTSI’s failure to approve the continuation of EyakTek’s business operations constitutes a breach of fiduciary duties by GTSI’s directors and officers and demands that they cure this breach by approving the continuation of EyakTek’s business operations. Eyak Corp. also demanded that, if the alleged breach is not cured, GTSI investigate its prior disclosure related to GTSI’s disputes and litigation with EyakTek, make appropriate disclosures, including to the SBA and GTSI’s lenders, and investigate GTSI’s financial statements and account balances in respect of GTSI’s 37% interest in EyakTek. Further, EyakTek demanded that GTSI bring action against GTSI’s employees, officers and directors responsible for the foregoing alleged actions to recover damages for GTSI. GTSI’s board of directors and a special committee of the board of directors are investigating this matter and will take such action as they deem necessary or appropriate and in the best interest of GTSI and its stockholders, in accordance with Delaware law.
14. Subsequent Event
In April 2011, the Company eliminated approximately 50 non-sales related positions, which included the termination of 33 employees and the elimination of approximately 15 open positions. The Company will record $0.4 million of severance related expense during the three months ended June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2010. We use the terms “GTSI,” “we,” “the Company,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.
Disclosure Regarding Forward-Looking Statements
Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	GTSI’s ability to comply with its obligations under the October 19, 2010 administrative agreement with the SBA and the outcome of the continuing related Federal Government investigations
•	Adverse effects of possible increased governmental and regulatory scrutiny or negative publicity
•	Our continuing disputes with EyakTek and its other members
•	Possible future reduction of EyakTek’s financial performance
•	Adverse effects of possible delay in the Federal Budget process or a Federal Government shutdown
•	Our ability to retain or attract key management personnel
•	Changes in Federal government fiscal spending
•	Our ability to comply with our Amended Credit Agreement may impact our ability to continue to operate our business
•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins
•	Our ability to shift our business model from a reseller of products to a high-end solutions provider
•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business
•	Our ability to meet the covenants under our Amended Credit Agreement in future periods
•	Negativity to our business due to the current global economic and credit conditions
•	Possible infrastructure failures
•	Any material weaknesses in our internal control over financial reporting
•	Possible changes in accounting standards and subjective assumptions may significantly affect our financial results
•	Continued net losses, if we fail to align costs with our sales levels

•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast
•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness
•	Our ability to adapt to consolidation within the OEM market place
•	Our ability to remain compliant with OEM certification requirements
•	Our dependence on certain strategic partners
•	Our ability to integrate any potential future acquisitions, strategic investments or mergers
•	Our ability to enter new lines of business
For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A, Risk Factors in Part II of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
GTSI has nearly three decades of experience in selling information technology (“IT”) products and solutions to U.S. Federal, state and local governments and to prime contractors that are working directly on government contracts. During this period, our customers have come to rely on GTSI to translate business challenges into practical technology solutions for today’s government. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with a wide variety of vendors, and a technology lifecycle management framework approach.
The IT solutions we offer to our customers are enterprise product-based, with many including a service component. Enterprise product-based components are identified and purchased by government procurement officers under standard government contracts, ranging from single agency contracts to those that are available to the entire U.S. Federal Government or state government contracts such as U.S. Communities. In March 2011, GTSI was awarded by the General Services Administration a GSA IT Schedule 70 Contract for the sale of IT products and services. GTSI is classified as a large business on this schedule which covers the base period of March 21, 2011 through March 20, 2016, plus one five-year extension period.
We connect IT’s leading vendors, products and services inside the core technology areas critical to government success by partnering with global IT leaders such as Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, Net App, Dell, Citrix, VMware and Hitachi. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions provided to our customers.
We continue to align our solutions with the IT infrastructure needs and requirements of our customers in the areas of Client End-Points, Networking, Data Center and Security. GTSI has embraced the evolving government requirements in IT Infrastructure such as collaboration, virtualization and security and developed innovative approaches to Desktop & Server Virtualization, Unified Communications and Physical Security.
To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of professional and financial services capable of managing and funding the entire technology lifecycle. Additionally, GTSI financial services provides flexible financing options for the entire technology lifecycle and such options may be a better fit for an agency’s operating and maintenance budget than a capital expenditure. We believe this model represents a distinctive advantage to our customers.

SBA Agreement
On October 1, 2010, GTSI received notice from the SBA that GTSI had been temporarily suspended from any future Federal Government contracting. On October 19, 2010, GTSI entered into an administrative agreement with the SBA pursuant to which, among other things, the SBA lifted the suspension it had imposed on GTSI (the “SBA Agreement”). Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. For a further discussion regarding the SBA Agreement see Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II. Other Information, Item 1. “Legal Proceedings” of this report.
Possible Material Trends, Demands, Commitments, Events and Uncertainties
Summarized below are some of the possible material trends, demands, commitments, events and uncertainties currently facing the Company:
•	The ramifications of the SBA suspension continued to impact our sales and operating expenses during the three months ended March 31, 2011 and will likely have an adverse effect on our sales and operating expenses during the three months ended June 30, 2011 along with the remainder of 2011; mainly due to open sales positions from the higher than expected rate of voluntary separations over the past six months. Management has taken action in an effort to minimize the adverse effect on our future business including the active recruitment of open sales positions. As of late April 2011, all key open sales positions have been filled with the last two new hires joining the Company by mid May 2011. During the three months ended March 31, 2011, the Company incurred additional SG&A expenses of approximately $0.2 million and $0.6 million related to legal and monitoring expenses, respectively, in connection with the SBA Agreement. If the Company fails to generate additional sales, mitigate impacted opportunities and reduce operating costs to offset for reduced sales and added administrative costs related to our obligations and restrictions under the SBA Agreement it may have a material adverse effect on the Company’s business, results of operations and financial condition in future periods. The Company expects to incur additional SG&A expenses during the year ended December 31, 2011 related to legal, professional and monitoring expenses in connection with the SBA Agreement.
•	Resolution of our continuing disputes with EyakTek and its other members may have a material adverse effect on our financial performance, as discussed in Part II. Other Information Item 1 “Legal Proceedings.” While the outcome of these continuing disputes with EyakTek and its other members is currently unknown, possible outcomes may include a buyout of our equity interests in EyakTek, the dissolution of EyakTek, the continuation of EyakTek under its current Operating Agreement or under a modified Operating Agreement or some other alternative agreed upon by the various parties involved or ruled by the arbitrator. The sale of our equity interest in EyakTek or EyakTek’s dissolution would result in GTSI having no future equity income from EyakTek as reported in our unaudited condensed consolidated statements of operations. In the past, including for the years ended December 31, 2010, 2009 and 2008, EyakTek’s equity income has had a material positive impact on GTSI’s financial performance. We believe that GTSI’s continuing disputes with EyakTek and its other members may have a material adverse affect on our financial performance. During the three months ended March 31, 2011, the Company incurred legal fees of approximately $0.3 million related to the various EyakTek legal matters and will continue to incur legal expenses until a resolution is reached.
•	We depend heavily on Federal Government contracts. The Federal Government’s delay in passage of the budget for 2011 has delayed the appropriations process for many of the Federal agencies which has negatively impacted our financial results for the three months ended March 31, 2011 and may continue to impact our financial results throughout 2011.
•	In the near term, we face some uncertainties due to the current business environment. We have continued to experience a longer contracting process with DOD agencies, which is one of our traditionally stronger markets. This delay, along with an overall decrease in Federal Government IT spending may have an adverse effect on our financial condition, operating performance, revenue, income or liquidity.
•	A shift of expenditures away from programs that we support may cause Federal Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or to decide not to exercise options to renew contracts.
•	With the Sun/Oracle merger and the continued consolidation within the OEM market place, we are likely to see continued pricing pressure from our partners in the market place.

The Company’s financial results for the three months ended March 31, 2011 were negatively impacted by the delay in the passage of the Federal Government’s budget for 2011, various government agencies spending trends, continued consolidation within the OEM market place, competitive pricing pressures and weak sales activity in certain pockets of the hardware business, especially within the DOD agencies.
In April 2011, the Company eliminated approximately 50 non-sales related positions, which included the termination of 33 employees and the elimination of approximately 15 open positions. The Company will record $0.4 million of severance related expense during the three months ended June 30, 2011.
For the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010:
•	Total sales decreased $31.5 million.
•	Gross margin decreased $0.5 million.
•	Selling, General & Administrative expenses decreased $3.9 million.
•	Interest and other income decreased $0.5 million.
•	Loss before income taxes decreased $2.9 million.
•	Cash provided by operations increased $27.1 million.
Critical Accounting Estimates and Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, transfer of receivables, valuation of inventory, capitalized internal use software, accounts payables and income taxes. For more information on critical accounting estimates and policies see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2010. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.
Historical Results of Operations
The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three months ended
	March
	2011	2010
Sales	100.0%	100.0%
Cost of sales	81.5%	86.7%

Gross margin	18.5%	13.3%
Selling, general, and administrative expenses	26.0%	21.8%

Loss from operations	(7.5)%	(8.5)%
Interest and other income, net	1.4%	1.4%

Loss before taxes	(6.1)%	(7.1)%
Income tax benefit	2.3%	2.6%

Net loss	(3.8)%	(4.5)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended
	March
Sales by Type	2011		2010
Hardware	$44.9	63.8%	$72.8	71.5%
Software	13.6	19.4%	15.9	15.6%
Service	7.9	11.2%	10.7	10.5%
Financing	3.9	5.6%	2.4	2.4%

Total	$70.3	100.0%	$101.8	100.0%

	Three months ended
	March 31,
Sales by Vendor (based on YTD 2011 sales)	2011		2010
Cisco	$11.9	17.0%	$21.0	20.7%
Hewlett Packard	11.3	16.1%	13.4	13.2%
Dell	7.0	10.0%	12.5	12.2%
Microsoft	6.1	8.6%	3.1	3.1%
Oracle	5.0	7.1%	6.9	6.7%
Others, net of reserves and adjustments	29.0	41.2%	44.9	44.1%

Total	$70.3	100.0%	$101.8	100.0%

Three Months Ended March 31, 2011 Compared With the Three Months Ended March 31, 2010
Sales
Total sales, consisting of product, service and financing revenue, decreased $31.5 million, or 30.9% from $101.8 million for the three months ended March 31, 2010 to $70.3 million for the three months ended March 31, 2011. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales decreased $30.2 million, or 34.0%, from $88.7 million for the three months ended March 31, 2010 to $58.5 million for the three months ended March 31, 2011. Product revenue as a percent of total revenue decreased 3.9% from 87.1% for the three months ended March 31, 2010 to 83.2% for the three months ended March 31, 2011. During the three months ended March 31, 2011, the Company was impacted by the lingering effects of the SBA Agreement, delay in the Federal Government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Overall product revenue was down 34.0%, with hardware revenue declining 38.3% and software revenue decreasing 14.4% for three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Hardware sales decreased $27.9 million, from $72.8 million for the three months ended March 31, 2010 to $44.9 million for the three months ended March 31, 2011. In particular, hardware sales during the three months ended March 31, 2011 to Intelligence Agencies, Army, Independent Agencies and Air Force decreased by approximately $10 million, $6 million, $5 million and $3 million, respectively. Software sales decreased $2.3 million, from $15.9 million for the three months ended March 31, 2010 to $13.6 million for the three months ended March 31, 2011 due to decreased software sales to various government agencies.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $21.0 million and $34.7 million for the three months ended March 31, 2010 and 2011, respectively. Service revenue decreased $2.8 million, or 26.4% from $10.7 million for the three months ended March 31, 2010 to $7.9 million for the three months ended March 31, 2011. The decrease in service revenue is a result of decreased sales of professional services as the number of projects for the three months ended March 31, 2011 has declined as compared to the three months ended March 31, 2010. Professional service revenue decreased $3.0 million, from $7.9 million for the three months ended March 31, 2010 to $4.9 million for the three months ended March 31, 2011. Service revenue as a percent of total revenue increased 0.7% from 10.5% for the three months ended March 31, 2010 to 11.2% for the three months ended March 31, 2011.

Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue increased $1.5 million, or 64.0%, from $2.4 million for the three months ended March 31, 2010 to $3.9 million for the three months ended March 31, 2011 due to $1.4 million increase in lease residual sales.
Although we offer our customers access to products from hundreds of vendors, 58.8% of our total sales in the first quarter of 2011 were products from five vendors; Cisco was our top vendor in the first quarter of 2011 with sales of $11.9 million. Sales from these five vendors decreased by $15.5 million, or 27.2% for the three months ended March 31, 2011, mainly due to decreased activity with Cisco, Hewlett Packard and Dell; partially offset by increased activity with Microsoft. As a percent of total sales the first quarter of 2011 top five vendors increased 2.9 percentage points to 58.8% for the three months ended March 31, 2011 from 55.9% for the three months ended March 31, 2010. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. In 2011, we consider Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, NetApp, Dell, Citrix, VMware and Hitachi as our strategic partners.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $0.5 million, or 3.9%, from $13.5 million for the three months ended March 31, 2010 to $13.0 million for the three months ended March 31, 2011. As a percentage of total sales, gross margin for the three months ended March 31, 2011 increased 5.2% percentage points from the three months ended March 31, 2010. The gross margin activity of each of the three product lines are discussed below.
Product gross margin increased $0.3 million, or 3.8%, from $8.3 million for the three months ended March 31, 2010 to $8.6 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, the Company’s gross margin was impacted by lower revenue due to the lingering effects of the SBA Agreement, delay in the Federal Government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Product gross margin as a percentage of sales increased 5.3 percentage points from 9.3% for the three months ended March 31, 2010 to 14.6% for the three months ended March 31, 2011. The increase in product gross margin percentage was due to several large projects with favorable gross margin percentages along with higher software netting for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Service gross margin decreased $1.8 million, or 48.8%, from $3.7 million for the three months ended March 31, 2010 to $1.9 million for the three months ended March 31, 2011. Service gross margin as a percentage of sales decreased 10.6 percentage points from 34.9% for the three months ended March 31, 2010 to 24.3% for the three months ended March 31, 2011. These gross margin decreases were driven by lower revenue in professional and integration services and a lower gross margin percentage in professional, integration and support services for the three months ended March 31, 2011 as compared to the same period in 2010.
Financing gross margin increased $1.0 million, or 64.5% from $1.5 million for the three months ended March 31, 2010 to $2.5 million for the three months ended March 31, 2011 due to $1.4 million increase in lease residual sales. Gross margin as a percentage of sales increased 0.2 percentage points from 63.9% for the three months ended March 31, 2010 to 64.1% for the three months ended March 31, 2011.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended March 31, 2011, SG&A expenses decreased $3.9 million, or 17.6% from the same period in 2010. SG&A as a percentage of sales increased to 26.0% in the first quarter of 2011 from 21.8% for the same period in 2010. The decrease in SG&A expenses was mainly due to lower personnel related costs of $5.1 million attributed to lower salary and related costs of $4.2 million due to lower headcount in 2010 as compared to the prior year and lower incentive and commission compensation expense of $1.0 million, along with lower travel expense of $0.3 million; partially offset by $1.4 million higher professional fees and consulting expenses, mainly due to the SBA Agreement, during the three months ended March 31, 2011.

Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2011 was $1.0 million as compared $1.4 million for the same period in 2010. The decline in interest and other income, net, was due to lower equity income from affiliates. Equity income from affiliates related to our equity investments in Eyak Technology, LLC decreased by $0.4 million for the three months ended March 31, 2011 as compared to the same period last year.
Income Taxes
GTSI had a loss of $4.3 million and $7.2 million before income taxes for the three months ended March 31, 2011 and 2010, respectively.
The effective income tax rate was 38.2% and 36.7% for the three months ended March 31, 2011 and 2010, respectively. The increase in the tax rate from 2010 to 2011 was due to non-deductible stock expense during the three months ended March 31, 2011 that did not occur in the same period in 2010.
For the three months ended March 31, 2011, an income tax benefit of less than $0.1 million was recognized related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices which was fully offset by a decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
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
Seasonal Fluctuations
Historically, over 90% of our annual sales have been earned from departments and agencies of the Federal government, either directly or indirectly through system integrators for which GTSI is a subcontractor. We have historically experienced, and expect to continue to experience, significant seasonal fluctuations in our operations as a result of government buying and funding patterns, which also affect the buying patterns of GTSI’s prime contractor customers. These buying and funding patterns historically have had a significant positive effect on our bookings in the third quarter ended September 30 each year (the Federal government’s fiscal year end), and consequently on sales and net income in the third and fourth quarters of each year. Conversely, sales during the first quarter of our fiscal year have traditionally been the weakest for GTSI, consisting of less than 20% of our annual sales. Our SG&A expenses are more level throughout the year, although our sales commissions programs generally result in marginally increased expenses in the fourth quarter of our fiscal year.
Quarterly financial results are also affected by the timing of contract awards and the receipt of products by our customers. The seasonality of our business, and the unpredictability of the factors affecting such seasonality, makes GTSI’s quarterly and annual financial results difficult to predict and subject to significant fluctuation.
Liquidity and Capital Resources
Cash flows for the three months ended March 31,

(in millions)	2011	2010	Change

Cash provided by operating activities	$61.8	$34.7	$27.1
Cash used in investing activities	$(0.0)	$(0.1)	$0.1
Cash used by financing activities	$(26.7)	$(18.8)	$(7.9)

During the three months ended March 31, 2011, our cash balance increased $35.1 million from our December 31, 2010 balance. The non-interest bearing advances under our Amended Credit Agreement, which are classified as Accounts Payable — floor plan on our condensed consolidated balance sheets, are included as a financing activity on our Unaudited Condensed Consolidated Statements of Cash Flows.
Cash provided by operating activities for the three months ended March 31, 2011 was $61.8 million, an improvement of $27.1 million compared to the same period last year. The improvement was primarily due to a $80.1 million decrease in accounts receivable for the three months ended March 31, 2011; partially offset by a $16.8 million decrease in accounts payable for the three months ended March 31, 2011.
Cash provided by operating activities for the three months ended March 31, 2010 was $34.7 million. The 2010 increase was primarily due to a $96.8 million decrease in accounts receivable for the three months ended March 31, 2010; partially offset by a $52.0 million decrease in accounts payable and $8.7 million decrease in accrued liabilities.
Cash used in investing activities for the three months ended March 31, 2011 was less than $0.1 million, a decrease of $0.1 million as compared with the same period in 2010. This decrease was due to lower purchases of assets in 2011 related to GTSI’s Enterprise Management System.
Cash used in financing activities for the three months ended March 31, 2011 was $26.7 million, an increase of $7.9 million as compared to $18.8 million for the same period in 2010. The increase was due to $26.7 million net of floor plan loans for the three months ended March 31, 2011 as compared to $18.4 million net of floor plan loans for the same period in 2010; partially offset by common stock purchases of $0.4 million during the three months ended March 31, 2010.
Amended Credit Agreement
On October 19, 2010, we entered into a $100 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Amended Credit Agreement”), which includes inventory financing. The Amended Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest vendors with extended payment terms. Borrowing under the Amended Credit Agreement at any time is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.
As of March 31, 2011, borrowing capacity and availability under the Amended Credit Agreement was as follows (in thousands):

Total Credit Agreement	$100,000
Borrowing base limitation	(62,132)

Total borrowing capacity	37,868
Less: non-interest bearing advances (floor plan loans)	(8,462)
Less: letters of credit	(5,115)

Total unused availability	$24,291

As of March 31, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Amended Credit Agreement and as reflected above, unused available credit there under of $24.3 million.
The Amended Credit Agreement contains customary covenants that the Company is required to meet. The Company was in compliance with all financial and informational covenants in the Credit Agreement as of March 31, 2011. The Company currently relies on its Amended Credit Agreement as its primary vehicle to finance its operations. If the Company fails to comply with any material covenant or other provision of its Amended Credit Agreement, it would be required to seek a waiver or amendment of covenants.
On February 24, 2011, GTSI entered into an agreement with CPC and Wells Fargo Capital Finance, LLC., extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement and also allowing the acquisition of its common stock related to net share settlements. GTSI and CPC are currently in discussions with another lender to participate in the Amended Credit Agreement in respect of a 25.92% pro-rata share of the total loan commitment thereunder until May 27, 2012. If the other lender does not participate in the Amended Credit Agreement, our total facility limit will be reduced from an aggregate principal amount of $100 million to $74.08 million and the aggregate revolving loan facility limit would be reduced from $45 million to $33.34 million.

Liquidity
Our working capital as of March 31, 2011 decreased approximately $6.6 million from our working capital at December 31, 2010. GTSI’s current assets decreased $54.9 million as of March 31, 2011 when compared to our December 31, 2010 balance. This decrease is due to a decrease in accounts receivable of $80.1 million and a decrease in inventory of $7.3 million which was partially offset by an increase in cash of $35.1 million. The decrease in accounts receivable is due to the seasonality of our business and the lower revenue for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in cash is due to the use of the Credit Agreement’s non-interest bearing floor plan arrangement along with better cash management and collection efforts. Current liabilities decreased $48.4 million due to a decrease in accounts payable of $16.8 million and a decrease in accounts payable — floor plan of $26.7 million.
During 2009, the Company began using the extended channel financing arrangement in the Credit Agreement and subsequently under the Amended Credit Agreement for inventory financing and working capital requirements. Our balance outstanding as of March 31, 2011 under this program was $8.5 million with additional availability of $24.3 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of March 31, 2011, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $21.4 million with additional availability of $69.3 million.
The SBA Agreement could have a material adverse effect on our working capital in the future if the Company is not able to generate additional sales and/or reduce operating costs to offset for lost sales and administrative costs related to our obligations and restrictions under the SBA Agreement.
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. On February 24, 2011, GTSI entered into an agreement with CPC and Wells Fargo Capital Finance, LLC, extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement. GTSI and CPC are currently in discussions with another lender to participate in the Amended Credit Agreement in respect of a 25.92% pro-rata share of the total loan commitment thereunder until May 27, 2012. If the other lender does not participate in the Amended Credit Agreement, the total facility limit would be reduced from an aggregate principal amount of $100 million to $74.08 million and the aggregate revolving loan facility limit will be reduced from $45 million to $33.34 million.
We anticipate that we will continue to rely primarily on operating cash flow, vendor lines of credit and our Amended Credit Agreement to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our anticipated cash requirements for operations over the next 12 months.
New Accounting Pronouncements
In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. This guidance removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of this guidance did not have a material impact on the accompanying Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
GTSI is exposed to interest rate risk through the investment of our cash and cash equivalents. We invest our cash in short-term investments with maturities of three months or less with high credit quality financial institutions. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.
In connection with the SBA Agreement, GTSI entered into the Amended Credit Agreement, dated as of October 19, 2010, with its lenders to amend the Credit Agreement by reducing the total facility limit from an aggregate principal amount of $135 million to $100 million and the aggregate revolving loan facility limit from $60 million to $45 million (“Amended Credit Agreement”). The Amended Credit Agreement carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. On February 24, 2011, GTSI entered into an agreement with CPC and another lender extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement. GTSI and CPC are currently in discussions with another lender to participate in the Amended Credit Agreement in respect of a 25.92% pro-rata share of the total loan commitment thereunder until May 27, 2012. If the other lender does not participate in the Amended Credit Agreement, our total facility limit would be reduced from an aggregate principal amount of $100 million to $74.08 million and the aggregate revolving loan facility limit will be reduced from $45 million to $33.34 million.
This Amended Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations may be affected by changes in interest rates due to the impact those changes have on any borrowings under our Amended Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of March 31, 2011 and December 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $24.3 million and $49.9 million, respectively. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 1, 2010, GTSI received notice from the SBA that GTSI was temporarily suspended from any future Federal Government contracting. The suspension notice cited that it was based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the responsibility of GTSI as a government contractor. On October 19, 2010, GTSI entered into an administrative agreement with the SBA pursuant to which, among other things, the SBA lifted its temporary federal contract suspension on GTSI (the “SBA Agreement”). As a result, GTSI is, subject to the SBA Agreement, engaged in its business with most of its existing clients and pursuing new Federal Government contracts.
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits involving small businesses serving as prime contractors, joint ventures with small businesses and participation in the SBA’s mentor-protégé program. As also required by the SBA Agreement, GTSI has retained Debarment Solutions Institute, LLC, a SBA-approved monitor, to report regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal Government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
In connection with the SBA Agreement, GTSI accepted the voluntary resignations of its chief executive officer and general counsel, effective as of October 26, 2010. GTSI also suspended three other employees, who subsequently resigned. GTSI has conducted a review of its business ethics program that covers all employees and created a position and designated an employee as GTSI’s ethics officer who is responsible for managing GTSI’s business ethics program. At least once each year, GTSI will conduct an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s code of business ethics and the special requirements regarding government contracting and report the results of such audit to the SBA and Debarment Solutions Institute, LLC.
The U.S. Attorney’s Office is reviewing the same subject matter that led to the SBA temporary suspension of GTSI from Federal Government contracting and the resulting SBA Agreement. GTSI has provided information in response to that inquiry.
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
EyakTek Arbitration and Certain Related Matters
By letter dated May 24, 2010 the SBA advised Eyak Technology, LLC (“EyakTek”) that its request for a voluntary early graduation from the SBA’s Business Development Program under Section 8(a) of the Small Business Act (“Section 8(a) BD Program”) was approved, effective May 10, 2010. EyakTek’s Operating Agreement provides that EyakTek shall dissolve and commence winding up and liquidating upon its graduation from the Section 8(a) BD Program, unless EyakTek’s members by an affirmative vote of at least 65% of the membership interests decide to continue EyakTek’s business operations. While GTSI has not voted its 37% EyakTek membership interests to continue EyakTek’s business operations, such operations have continued since EyakTek’s graduation from the Section 8(a) BD Program.

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
By letter dated November 1, 2010, Eyak Corp., through the same counsel that represents EyakTek, advised GTSI that Eyak Corp. was the owner of 100 shares of GTSI’s common stock, and as a GTSI stockholder Eyak Corp. was demanding that GTSI investigate and take actions on matters set forth in the letter, including matters that were the subject of GTSI’s claims before the Delaware Chancery Court. Eyak Corp. alleged that GTSI’s failure to approve the continuation of EyakTek’s business operations constitutes a breach of fiduciary duties by GTSI’s directors and officers and demands that they cure this breach by approving the continuation of EyakTek’s business operations. Eyak Corp. also demanded that, if the alleged breach is not cured, GTSI investigate its prior disclosure related to GTSI’s disputes and litigation with EyakTek, make appropriate disclosures, including to the SBA and GTSI’s lenders, and investigate GTSI’s financial statements and account balances in respect of GTSI’s 37% interest in EyakTek. Further, EyakTek demanded that GTSI bring action against GTSI’s employees, officers and directors responsible for the foregoing alleged actions to recover damages for GTSI. GTSI’s board of directors and a special committee of the board of directors are investigating this matter and will take such action as they deem necessary or appropriate and in the best interest of GTSI and its stockholders, in accordance with Delaware law.
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

Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q and our 2010 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading “Risk Factors” in Part I, Item 1A of our 2010 Form 10-K. Since the filing of our 2010 Form 10-K, the Company has identified an additional factor that may cause actual results to differ materially from those in forward-looking statements and form historical trends.
Compliance with OEM certification requirements may have a material adverse effect on the Company.
Our OEM agreements provide the Company with the ability to sell OEM products and to obtain preferred pricing. These agreements require a certain number of employees to maintain various certifications, some of which are usually very technical in nature. If we are not able to remain compliant with the various OEM certification requirements, it could have an impact on our OEM preferred pricing and have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Sales
None.
(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
On June 8, 2009, GTSI’s board of directors authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. In connection with the SBA Agreement, GTSI Corp. entered into the Amended Credit Agreement with its lenders, dated October 19, 2010, which, among other things, prohibits GTSI from purchasing any of its common stock. The Company did not purchase any of its common stock during the three months ended March 31, 2011, except for 5,650 shares acquired through net share settlements to cover tax withholdings in connection with restricted stock issuances as permitted by the Amended Credit Agreement.
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

GTSI Corp.

Date: May 12, 2011	/s/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.
Chief Executive Officer

Date: May 12, 2011	/s/ PETER WHITFIELD Peter Whitfield
Senior Vice President and Chief Financial Officer

Exhibit
Number	Description

10.1	Employment Agreement dated January 24, 2011 between the Registrant and Sterling Phillips * (1)
10.2	Board appointment dated January 26, 2011 * (2)
10.3	Bonus arrangement dated February 11, 2011 between the Registrant and Peter Whitfield * (3)
10.4	First and second amendment to the Amended and Restated Credit Agreement with Castle Pines Capital LLC and Wells Fargo Capital Finance, LLC (4)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated January 24, 2011

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated January 26, 2011

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 11, 2011

(4)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 24, 2011