Form 10-Q
period 2011-06-30
GTSI CORP
filed 2011-08-15
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, par value $0.005 per share, outstanding as August 9, 2011 was 9,679,866.

GTSI Corp.
Form 10-Q for the Quarter ended June 30, 2011
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$45,935	$4,049
Accounts receivable, net of allowance of $299 and $98 at June 30, 2011 and December 31, 2010, respectively	85,823	154,891
Inventory, net of reserve of $74 and $104 at June 30, 2011 and December 31, 2010, respectively	8,310	13,708
Deferred costs	2,719	6,991
Other current assets	5,004	2,462

Total current assets	147,791	182,101
Depreciable assets, net of accumulated depreciation of $21,891 and $20,349 at June 30, 2011 and December 31, 2010, respectively	5,833	7,452
Long-term receivables and other assets	16,601	14,291

Total assets	$170,225	$203,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,400	$50,870
Accounts payable — floor plan	21,362	35,172
Accrued liabilities	9,008	14,887
Deferred revenue	4,222	3,661

Total current liablilites	74,992	104,590
Other liabilities	3,109	3,044

Total liabilities	78,101	107,634

Commitments and contingencies (See Note 12)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,054,466 issued and 9,679,866 outstanding at June 30, 2011; and 10,056,650 issued and 9,625,728 outstanding at December 31, 2010	50	50
Capital in excess of par value	53,897	53,985
Retained earnings	39,869	43,995
Treasury stock, 322,302 shares at June 30, 2011 and 346,119 shares at December 31, 2010, at cost	(1,692)	(1,820)

Total stockholders’ equity	92,124	96,210

Total liabilities and stockholders’ equity	$170,225	$203,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
SALES
Product	$66,428	$120,944	$124,966	$209,659
Service	10,436	11,958	18,323	22,674
Financing	4,419	2,145	8,329	4,528

	81,283	135,047	151,618	236,861

COST OF SALES
Product	58,743	109,287	108,711	189,740
Service	6,683	7,623	12,656	14,603
Financing	1,701	688	3,106	1,550

	67,127	117,598	124,473	205,893

GROSS MARGIN	14,156	17,449	27,145	30,968

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	17,675	21,646	35,970	43,860

LOSS FROM OPERATIONS	(3,519)	(4,197)	(8,825)	(12,892)

INTEREST AND OTHER INCOME, NET
Interest and other income (expense)	34	(81)	64	74
Equity income from affiliates	1,283	2,386	2,387	3,859
Interest expense	(146)	(178)	(296)	(357)

Interest and other income, net	1,171	2,127	2,155	3,576

LOSS BEFORE INCOME TAXES	(2,348)	(2,070)	(6,670)	(9,316)

INCOME TAX BENEFIT	(895)	(834)	(2,544)	(3,492)

NET LOSS	$(1,453)	$(1,236)	$(4,126)	$(5,824)

LOSS PER SHARE
Basic	$(0.15)	$(0.13)	$(0.43)	$(0.61)

Diluted	$(0.15)	$(0.13)	$(0.43)	$(0.61)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,655	9,593	9,643	9,605

Diluted	9,655	9,593	9,643	9,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,126)	$(5,824)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,827	1,935
Loss on sale of depreciable assets	—	34
Stock-based compensation	(13)	1,127
Bad debt expense	325	20
Equity income, net of distributions in 2011 and 2010 of $1,555 and $1,908, respectively	(832)	(1,951)
Deferred tax expense	(325)	(56)
Changes in operating assets and liabilities:
Accounts receivable	68,743	66,045
Inventory	5,398	4,922
Other assets	1,042	(2,281)
Accounts payable	(10,472)	(49,255)
Accrued liabilities	(5,879)	(7,449)
Other liabilities	625	2,284

Net cash provided by operating activities	56,313	9,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(162)	(228)

Net cash used in investing activities	(162)	(228)

CASH FLOWS FROM FINANCING ACTIVITES:
(Payments) Borrowings under non-interest bearing floor plan financing, net	(13,809)	17,050
Payments of deferred financing costs	(509)	—
Common stock purchases	(27)	(889)
Proceeds from common stock issued	80	84

Net cash (used in) provided by financing activities	(14,265)	16,245

NET INCREASE IN CASH	41,886	25,568

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,049	7,894

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,935	$33,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Second Quarter 2011 Results of Operations
Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (collectively “GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
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
The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year, or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.
Six Months Ended June 30, 2011 Results of Operations
Our results for the six months ended June 30, 2011, include reductions to loss before income taxes of approximately $0.4 million primarily as a result of out-of-period stock compensation adjustments of $0.1 million, accrual adjustments of $0.2 million and equity income adjustments of $0.1 million recorded during the first three months of 2011 that should have been recorded as an increase of pre-tax income during the three months ended December 31, 2010.
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
3. Accounts Receivable
Accounts receivable consists of the following as of (in thousands):

	June 30,	December 31,
	2011	2010
Trade accounts receivable	$62,082	$103,800
Unbilled trade accounts receivable	11,199	21,948
Lease receivables, net of deferred interest income of $173 and $236 at June 30, 2011 and December 31, 2010, respectively	2,934	2,478
Finance receivables, net of deferred interest income of $429 and $691 at June 30, 2011 and December 31, 2010, respectively	9,020	23,351
Vendor and other receivables	2,102	4,027

Total accounts receivable	$87,337	$155,604
Less: Allowance for doubtful accounts	(299)	(98)
Sales return allowance	(1,215)	(615)

Accounts receivable, net	$85,823	$154,891

4. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	June 30,	December 31,
	2011	2010
Lease receivables, net of deferred interest income of $59 and $82 at June 30, 2011 and December 31, 2010, respectively	$1,589	$1,062
Finance receivables, net of deferred interest income of $154 and $216 at June 30, 2011 and December 31, 2010, respectively	1,547	1,123
Equity Investment in EyakTek	11,447	10,615
Other Assets	2,018	1,491

Long-term receivables and other assets	$16,601	$14,291

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
The Company recognized revenue of $9.1 million and $16.9 million for the three months ended June 30, 2011 and 2010, respectively, from sales-type leases and related transactions and $31.8 million and $26.4 million for the six months ended June 30, 2011 and 2010, respectively,. As of June 30, 2011, the Company had gross current and long-term outstanding lease and finance receivables of $15.9 million, compared with $29.1 million as of December 31, 2010.
The Company’s investments in lease receivables were as follows as of (in thousands):

	June 30,	December 31,
	2011	2010
Future minimum lease payments receivable	$4,755	$3,673
Unearned income	(232)	(133)

	$4,523	$3,540

The Company’s investment in finance receivables was as follows as of (in thousands):

	June 30,	December 31,
	2011	2010
Future minimum finance payments receivable	$11,149	$25,382
Unearned income	(582)	(908)

	$10,567	$24,474

6. Transferred Receivables and Financed Lease Debt
The Company transferred gross financing receivables of $11.8 million and $12.3 million for the three months ended June 30, 2011 and 2010, and $30.1 million and $20.8 million for the six months ended June 30, 2011 and 2010, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the three months ended June 30, 2011 and 2010, the Company received cash of $10.1 million and $11.7 million and recorded a profit on the sales of $1.7 million and $0.5 million, respectively. For the six months ended June 30, 2011 and 2010, the Company received cash of $27.9 million and $19.7 million and recorded a profit on the sales of $2.1 million and $1.4 million, respectively. The receivables are transferred non-recourse to third parties which accept all credit, interest, and termination risk from the underlying issuer. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.
7. Credit Agreement and Amended Credit Agreement
On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”). The Credit Agreement provided a “vendor and distributor program” under which we received financing for inventory purchases from several of our largest vendors with extended payment terms.
On October 19, 2010, GTSI entered into an Amended and Restated Credit Agreement, dated as of October 19, 2010, with its lenders to amend the Credit Agreement by reducing the total facility limit from $135 million to $100 million and the revolving loan facility limit from $60 million to $45 million (“Amended Credit Agreement”). The Amended Credit Agreement carried an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing was limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.

On February 24, 2011, GTSI entered into an agreement with CPC and Wells Fargo Capital Finance, LLC., extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement and allowing the acquisition of GTSI’s common stock related to net share settlements.
On May 31, 2011, GTSI entered into a Second Amended and Restated Credit Agreement with its lenders, which amended and restated the Amended Credit Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.
As of June 30, 2011, borrowing capacity and availability under the Second Amended Credit Agreement was as follows (in thousands):

Total Credit Agreement	$100,000
Borrowing base limitation	(51,716)

Total borrowing capacity	48,284
Less: non-interest bearing advances (floor plan loans)	(21,362)
Less: letters of credit	(5,115)

Total unused availability	$21,807

As of June 30, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Second Amended Credit Agreement and as reflected above, unused available credit thereunder of $21.8 million.
The Second Amended Credit Agreement contains customary covenants limiting our ability to, among other things, (a) incur debt; (b) make guarantees or grant or suffer liens; (c) purchase our common stock, (d) make certain restricted payments (including cash dividends), purchase other businesses or make investments; (e) enter into transactions with affiliates; (f) dissolve, change GTSI’s name, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
The financial covenants of the Second Amended Credit Agreement require us, among other things, to:
•	maintain a Tangible Net Worth of not less than or equal to $45 million as of the end of each month
•	maintain a Ratio of Total Liabilities to Tangible Net Worth of not greater than 5.25 to 1.00 as of the end of each month
•	maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of July, August and September
•	maintain a minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as of the end of each month
The Second Amended Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. The Second Amended Credit Agreement also requires the Company to provide the lenders with certain information. The Company was in compliance with all financial and informational covenants in the Second Amended Credit Agreement as of June 30, 2011. If the Company fails to comply with any material provision of our Second Amended Credit Agreement, it would be required to seek a waiver of such event of default.
The Company uses the Second Amended Credit Agreement to finance inventory purchases from approved vendors. Inventory purchases under the Second Amended Credit Agreement usually have 60-day terms. Balances that are paid within the 60-day period do not accrue interest and are classified as floor plan financing in our balance sheet.

To the extent that we have credit availability under the Seconded Amended Credit Agreement, we are able to extend the payment terms past the 60-day period. Amounts extended past the no interest period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at June 30, 2011 or December 31, 2010. These extended payment balances under the Seconded Amended Credit Agreement accrue interest at the 1-Month LIBOR plus 275 basis points.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.5 million of loan financing costs related to the Second Amended Credit Agreement in May 2011. Deferred financing costs were $0.5 million and less than $0.1 million as of June 30, 2011 and December 31, 2010, respectively.
8. Stockholders’ Equity
Purchase of Capital Stock
On June 8, 2009, the Company’s Board of Directors authorized a program for periodic purchases of GTSI’s common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million. During the three and six months ended June 30, 2010, under the repurchase program, the Company purchased 76,479 and 136,886 shares of its common stock, respectively.
The Company was under the Amended Credit Agreement and is under the Second Amended Credit Agreement prohibited from purchasing its common stock except for certain rights to purchase a limited number of shares related to net share settlements. Consequently, the Company did not purchase any shares under its repurchase program during the six months ended June 30, 2011.
In addition, during the six months ended June 30, 2011 and 2010, the Company acquired 5,650 and 18,001 shares, respectively, of its common stock related to restricted stock vesting to cover tax withholdings.
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
Under the 2007 Plan, options have a term of up to 10 years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by the Company’s Board of Directors or its Compensation Committee. The vesting period for restricted stock and restricted stock units is determined by the Compensation Committee on an individual award basis. GTSI recognizes stock-based compensation expense for these graded vesting awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period specified in the option agreement.

Stock Options
A summary of option activity under the 2007 Plan as of June 30, 2011 and changes during the six months then ended is presented below:

	Shares	Weighted	Weighted Average	Aggregate
	(in	Average	Remaining	Intrinsic Value
	thousands)	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2011	964	$7.79
Granted	100	4.73
Exercised	—	—
Forfeited	(55)	6.25
Expired	(345)	8.31

Outstanding at June 30, 2011	664	$7.19	3.85	$135

Exercisable at June 30, 2011	402	$8.61	2.23	$—

There were 100,000 and 55,000 stock options granted during the six months ended June 30, 2011 and 2010, respectively. There were no stock options exercised under the 2007 Plan during the six months ended June 30, 2011. During the six months ended June 30, 2010 there were 30,000 stock options exercised under the 2007 Plan. The Company has historically reissued treasury stock or authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases A tax benefit for the exercise of stock options and the lapse of restrictions on restricted (including elections under Internal Revenue Code section 83(b)) in the amount of $0.1 million was recognized for the six months ended June 30, 2011. A tax benefit for the exercise of stock options in the amount of $0.2 million was recognized for the six months ended June 30, 2010.
Restricted Shares
During the six months ended June 30, 2011 and 2010, 26,664 and 26,664 restricted stock awards were granted, respectively. The fair value of nonvested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s nonvested restricted stock as of June 30, 2011, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at January 1, 2011	85	$8.35
Granted	27	4.56
Vested	(43)	7.94
Forfeited	(17)	8.00

Nonvested at June 30, 2011	52	$6.86

Stock Appreciation Rights (“SAR”s)
A summary of SARs activity under the 2007 Plan as of June 30, 2011 and changes during the six months then ended is presented below:

	Shares	Weighted	Weighted Average	Aggregate
	(in	Average	Remaining	Intrinsic Value
	thousands)	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 1, 2011	381	$9.60
Granted	—	—
Exercised	—	—
Forfeited	(44)	9.60
Expired	(95)	9.60

Outstanding at June 30, 2011	242	$9.60	3.10	$—

Exercisable at June 30, 2011	174	$9.60	2.80	$—

During the six months ended June 30, 2011 and 2010, no SARS were granted. All SARs are to be settled in Company stock.
Stock Compensation Expense and Unrecognized Compensation
For the six months ended June 30, 2011, stock compensation expense for stock options, restricted stock awards and stock appreciation rights were $0.2 million, a credit of $0.1 million and a credit of $0.1 million, respectively, due to out-of-period adjustments. For the six months ended June 30, 2010, stock compensation expense for stock options, restricted stock and SARs were $0.4 million, $0.3 million and $0.4 million, respectively.
As of June 30, 2011, there was $0.8 million of total unrecognized compensation cost related to nonvested stock-based awards, which consisted of unrecognized compensation of $0.4 million related to stock options, $0.2 million related to restricted stock awards and $0.2 million related to stock appreciation rights. The cost for unrecognized compensation related to stock options, restricted stock awards and stock appreciation rights is expected to be recognized over a weighted average period of 2.3 years, 1.3 years and 1.8 years, respectively.
9. Accrued Liabilities
Accrued liabilities consist of the following as of (in thousands):

	June 30,	December 31,
	2011	2010
Accrued commissions and bonuses	$908	$3,805
Accrued income taxes	—	254
Future contractual lease obligations	3,119	4,733
Other	4,981	6,095

Total accrued liabilities	$9,008	$14,887

10. Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, which includes restricted stock that is fully vested. Diluted loss per share is computed similarly to basic loss per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. In periods of net loss, all dilutive shares are considered anti-dilutive.
For the six months ended June 30, 2011 and 2010, anti-dilutive employee stock options and SARs totaling 9,586 and 6,556 weighted-shares, respectively, were excluded from the calculation. Weighted unvested restricted stock awards totaling 22,489 and 16,887, respectively, have been excluded for the six months ended June 30, 2011 and 2010.

The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic loss per share
Net loss	$(1,453)	$(1,236)	$(4,126)	$(5,824)
Weighted average shares outstanding	9,655	9,593	9,643	9,605

Basic loss per share	$(0.15)	$(0.13)	$(0.43)	$(0.61)

Diluted loss per share:
Net loss	$(1,453)	$(1,236)	$(4,126)	$(5,824)
Weighted average shares outstanding	9,655	9,593	9,643	9,605
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A	N/A	N/A

Weighted average shares and equivalents	9,655	9,593	9,643	9,605

Diluted loss per share	$(0.15)	$(0.13)	$(0.43)	$(0.61)

11. Income Taxes
The effective income tax rate benefit was 38.1% and 37.5% for the six months ended June 30, 2011 and June 30, 2010.
As of June 30, 2011 and December 31, 2010, GTSI had $0.1 million and $0.1 million, respectively, of total unrecognized tax benefits most of which would reduce its effective tax rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of June 30, 2011 and December 31, 2010. During the first six months of 2011, the amount accrued for interest decreased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues. Interest will continue to accrue on certain issues for the remainder of 2011 and beyond.

12. Commitments and Contingencies
Product Warranties
GTSI offers extended warranties on certain products that are generally covered for three or five years beyond the warranty provided by the manufacturer. Products under extended warranty require repair or replacement of defective parts at no cost to the customer. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its extended warranty contracts. The following table summarizes the activity related to product warranty liabilities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Accrued warranties at beginning of period	$229	$215
Charges made against warranty liabilities	(0)	(15)
Adjustments to warranty reserves	(37)	(1)
Accruals for additional warranties sold	5	8

Accrued warranties at end of period	$197	$207

Maintenance Warranties
Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Deferred warranty revenue at beginning of period	$1,883	$798
Deferred warranty revenue recognized	(1,310)	(419)
Revenue deferred for additional warranties sold	525	445

Deferred warranty revenue at end of period	$1,098	$824

Letters of Credit
The Company provided a letter of credit in the amount of $2.4 million as of June 30, 2011 and December 31, 2010 for its office space lease signed in December 2007.
As of June 30, 2011 and December 31, 2010, the Company had an outstanding letter of credit in the amount of $2.7 million to guaranty the performance of the Company’s obligations under customer contracts.
Employment Agreements
At June 30, 2011, GTSI has change in control agreements with nine executives and key employees and severance agreements with five executives. These arrangements provide for payments of as much as 15 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of June 30, 2011, no accruals have been recorded for these agreements.

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
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly are intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits involving small businesses serving as prime contractors, joint ventures with small businesses and participation in the SBA’s mentor-protégé program. As also required by the SBA Agreement, GTSI has retained, a SBA-approved monitor to report regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal Government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
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
Legal Proceedings
In addition to the matters discussed above and in Note 13 below, we have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. We believe the resolution of these other claims that we have in the normal course of our business will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty. Further, from time-to-time, agencies of the Federal Government, including the SBA and the U.S. Attorney’s Office as discussed above, investigate whether our operations are being conducted in accordance with applicable regulatory requirements. Federal Government investigations of us, whether relating to government contracts or conducted for other reasons, may result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or may lead to suspension or debarment from future Federal Government contracting. Federal Government investigations often take years to complete.

13. Related Party Transactions
In 2002, GTSI made an approximate $0.4 million investment in Eyak Technology, LLC (“EyakTek”) and acquired a 37% ownership of EyakTek. GTSI is not the primary beneficiary of this “variable interest entity” because the Company does not control, through voting rights or other means, EyakTek. The investment balance is included in the long-term receivables and other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets and represents the maximum exposure to the Company. The investment in EyakTek is accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. At June 30, 2011 and December 31, 2010, our investment balance for EyakTek was $11.4 million and $10.6 million, respectively, and for the six months ended June 30, 2011 and 2010, our equity in earnings was $2.4 million and $3.9 million, respectively.
GTSI recognized sales to EyakTek and its subsidiary of $5.2 million and $13.3 million for the six months ended June 30, 2011 and 2010, respectively. GTSI receives a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek. Fees recorded by the Company, which are recognized when EyakTek sells to third party customers, are less than $0.1 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively, which are included in sales in the accompanying Unaudited Condensed Consolidated Statements of Operations.
The following table summarizes EyakTek’s unaudited financial information for the periods presented in the accompanying Unaudited Condensed Statement of Operations (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Revenues	$72,172	$106,769	$139,053	$201,254
Gross margin	$9,707	$13,150	$18,268	$22,342
Net income	$3,468	$6,449	$6,452	$10,428
By letter dated May 24, 2010 the SBA advised EyakTek that its request for a voluntary early graduation from the SBA’s Business Development Program under Section 8(a) of the Small Business Act (the “Section 8(a) BD Program”) was approved, effective May 10, 2010. EyakTek’s Operating Agreement provides that EyakTek shall dissolve and commence winding up and liquidating upon its graduation from the Section 8(a) BD Program, unless EyakTek’s members by an affirmative vote of at least 65% of the membership interests decide to continue EyakTek’s business operations. While GTSI has not voted its 37% EyakTek membership interests to continue EyakTek’s business operations, such operations have continued since EyakTek’s graduation from the Section 8(a) BD Program.
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

14. Subsequent Events
The Company evaluated events for subsequent events to be included in its June 30, 2011 financial statements herein, and has determined that there are no subsequent events that require disclosure.

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

Overview
GTSI has more than 25 years of experience in selling information technology (“IT”) products and solutions to U.S. Federal, state and local governments and to prime contractors that are working directly on government contracts. During this period, our customers have come to rely on GTSI to translate business and mission requirements into practical technology solutions for today’s government. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with a wide variety of vendors, and a technology lifecycle management framework approach.
The IT solutions we offer to our customers are enterprise product-based, with many including a service component. Enterprise product-based components are identified and purchased by government procurement officers under standard government contracts, ranging from single agency contracts to those that are available to the entire U.S. Federal Government or state government contracts such as U.S. Communities. In March 2011, GTSI was awarded by the General Services Administration a GSA IT Schedule 70 Contract for the sale of IT products and services. GTSI is classified as a “large business” on this schedule which covers the base period of March 21, 2011 through March 20, 2016, plus one five-year extension period.
We connect leading information technology vendors, products and services inside the core technology areas critical to government success by partnering with global IT leaders such as Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, Net App, Dell, Citrix, VMware and Hitachi. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions provided to our customers.
We continue to align our solutions with the IT infrastructure needs and requirements of our customers in the areas of Client End-Points, Networking, Data Center and Security. GTSI has expertise in emerging government requirements in IT Infrastructure such as collaboration, virtualization and security and developed innovative approaches to Desktop & Server Virtualization, Unified Communications and Physical Security.
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
SBA Agreement
On October 1, 2010, GTSI received notice from the SBA that GTSI had been temporarily suspended from any future Federal Government contracting. On October 19, 2010, GTSI entered into an administrative agreement with the SBA pursuant to which, among other things, the SBA lifted the suspension it had imposed on GTSI (the “SBA Agreement”). Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly are intended to benefit small businesses, including task orders and options on existing contracts. For a further discussion regarding the SBA Agreement see Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Other Information, Item 1 “Legal Proceedings” of this report.
Possible Material Trends, Demands, Commitments, Events and Uncertainties
Summarized below are some of the possible material trends, demands, commitments, events and uncertainties currently facing the Company:
•	The ramifications of the SBA suspension continued to impact our sales and operating expenses during the six months ended June 30, 2011 and will likely have an adverse effect on our sales and operating expenses for the remainder of 2011. Management has taken action in an effort to minimize the adverse effect on our future business including the active recruitment for open sales positions. As of May 2011, all key open sales positions have been filled. During the six months ended June 30, 2011, the Company incurred additional SG&A expenses of approximately $0.4 million and $1.3 million related to legal and monitoring expenses, respectively, in connection with the SBA Agreement. If the Company fails to generate additional sales, mitigate impacted opportunities and reduce operating costs to offset reduced sales and added administrative costs related to our obligations and restrictions under the SBA Agreement it may have a material adverse effect on the Company’s business, results of operations and financial condition in future periods. The Company expects to incur additional SG&A expenses during 2011 related to legal, professional and monitoring expenses in connection with the SBA Agreement.
•	Resolution of our continuing disputes with EyakTek and its other members may have a material adverse effect on our financial performance, as discussed in Part II. Other Information Item 1 “Legal Proceedings.” While the outcome of these continuing disputes with EyakTek and its other members is currently unknown, possible outcomes may include a buyout of our equity interests in EyakTek, the dissolution of EyakTek, the continuation of EyakTek under its current Operating Agreement or under a modified Operating Agreement or some other alternative agreed upon by the various parties involved or ruled by the arbitrator. The sale of our equity interest in EyakTek or EyakTek’s dissolution would result in GTSI having no future equity income from EyakTek as reported in our unaudited condensed consolidated statements of operations. For the six months ended June 30, 2011, and the years ended December 31, 2010, 2009 and 2008; EyakTek’s equity income has had a material positive impact on GTSI’s financial performance. We believe that GTSI’s continuing disputes with EyakTek and its other members may have a material adverse affect on our financial performance. During the six months ended June 30, 2011, the Company incurred legal fees of approximately $0.5 million related to the various EyakTek legal matters and will continue to incur legal expenses until a resolution is reached.
•	We depend heavily on Federal Government contracts. The Federal Government’s delay in passage of the budget for 2011 has delayed the appropriations process for many of the Federal agencies, which has negatively impacted our financial results for the six months ended June 30, 2011 and may continue to impact our financial results throughout 2011.
•	In the near term, we face some uncertainties due to the current business environment. We have continued to experience a longer contracting process with DOD agencies, which is one of our traditionally stronger markets. This delay, along with the possibility of an overall decrease in Federal Government IT spending may have an adverse effect on our financial condition, operating performance, revenue, income or liquidity.
•	A shift of expenditures away from programs that we support may cause Federal Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or to decide not to exercise options to renew contracts.
•	With the Sun/Oracle merger and the continued consolidation within the OEM market place, we are likely to see continued pricing pressure from our partners in the market place.
The Company’s financial results for the six months ended June 30, 2011 were negatively impacted by the delay in the passage of the Federal Government’s budget for 2011, various government agencies spending trends, continued consolidation within the OEM market place, competitive pricing pressures and weak sales activity in certain pockets of the hardware business, especially within the United States Department of Defense agencies.
In April 2011, the Company eliminated approximately 50 non-sales related positions, which included the termination of approximately 35 employees and the elimination of approximately 15 open positions. The Company recorded $0.4 million of severance related expense during the three months ended June 30, 2011. Total severance expense for the six months ended June 30, 2011 was $0.6 million.

For the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010:
•	Total sales decreased $53.7 million.
•	Gross margin decreased $3.2 million.
•	Selling, General & Administrative expenses decreased $4.0 million.
•	Interest and other income decreased $1.0 million.
•	Loss before income taxes increased $0.2 million.
•	Cash provided by operations increased $19.6 million.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010:
•	Total sales decreased $85.3 million.
•	Gross margin decreased $3.9 million.
•	Selling, General & Administrative expenses decreased $7.9 million.
•	Interest and other income decreased $1.4 million.
•	Loss before income taxes decreased $2.6 million.
•	Cash provided by operations increased $46.7 million.
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

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.6%	87.1%	82.1%	86.9%

Gross margin	17.4%	12.9%	17.9%	13.1%
Selling, general, and administrative expenses	21.7%	16.0%	23.7%	18.5%

Loss from operations	(4.3)%	(3.1)%	(5.8)%	(5.4)%
Interest and other income, net	1.4%	1.6%	1.4%	1.4%

Loss before taxes	(2.9)%	(1.5)%	(4.4)%	(4.0)%
Income tax benefit	1.1%	0.6%	1.7%	1.5%

Net loss	(1.8)%	(0.9)%	(2.7)%	(2.5)%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended				Six months ended
	June 30				June 30
Sales by Type	2011		2010		2011		2010
Hardware	$48.7	60.0%	$95.1	70.4%	$93.6	61.7%	$167.9	70.9%
Software	17.8	21.9%	25.8	19.1%	31.4	20.7%	41.8	17.6%
Service	10.4	12.7%	12.0	8.9%	18.3	12.1%	22.7	9.6%
Financing	4.4	5.4%	2.1	1.6%	8.3	5.5%	4.5	1.9%

Total	$81.3	100.0%	$135.0	100.0%	$151.6	100.0%	$236.9	100.0%

	Three months ended				Six months ended
Sales by Vendor (based	June 30				June 30
on YTD 2011 sales)	2011		2010		2011		2010
Cisco	$13.0	16.0%	$35.4	26.2%	$25.0	16.5%	$56.4	23.8%
Hewlett Packard	10.2	12.6%	9.9	7.3%	21.6	14.2%	23.3	9.8%
Dell	6.3	7.7%	14.2	10.5%	13.3	8.8%	26.7	11.3%
Oracle	7.3	9.0%	23.0	17.0%	12.3	8.1%	32.1	13.6%
Microsoft	4.6	5.7%	6.5	4.8%	10.7	7.1%	9.6	4.0%
Others, net of reserves and adjustments	39.9	49.0%	46.0	34.2%	68.7	45.3%	88.8	37.5%

Total	$81.3	100.0%	$135.0	100.0%	$151.6	100.0%	$236.9	100.0%

Three Months Ended June 30, 2011 Compared With the Three Months Ended June 30, 2010
Sales
Total sales, consisting of product, service and financing revenue, decreased $53.7 million, or 39.8% from $135.0 million for the three months ended June 30, 2010 to $81.3 million for the three months ended June 30, 2011. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales decreased $54.5 million, or 45.1%, from $120.9 million for the three months ended June 30, 2010 to $66.4 million for the three months ended June 30, 2011. Product revenue as a percent of total revenue decreased from 89.6% for the three months ended June 30, 2010 to 81.8% for the three months ended June 30, 2011. During the three months ended June 30, 2011, the Company was impacted by the lingering effects of the SBA Agreement, delay in the Federal Government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Overall product revenue was down 45.1%, with hardware revenue declining 48.9% and software revenue decreasing 31.2% for three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Hardware sales decreased $46.4 million, from $95.1 million for the three months ended June 30, 2010 to $48.7 million for the three months ended June 30, 2011. In particular, hardware sales during the three months ended June 30, 2011 to Systems Integrator, Army, Intelligence Agencies, and Department of the Treasury decreased by $10 million, $9 million, $9 million, and $6 million, respectively. Software sales decreased $8.0 million, from $25.8 million for the three months ended June 30, 2010 to $17.8 million for the three months ended June 30, 2011 due to decreased software sales to various government agencies.

Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $31.8 million and $18.6 million for the three months ended June 30, 2010 and 2011, respectively. Service revenue decreased $1.6 million, or 13.3% from $12.0 million for the three months ended June 30, 2010 to $10.4 million for the three months ended June 30, 2011. The decrease in service revenue is a result of decreased sales of professional services as the number of projects for the three months ended June 30, 2011 has declined as compared to the three months ended June 30, 2010. Professional service revenue decreased $1.2 million, from $8.7 million for the three months ended June 30, 2010 to $7.5 million for the three months ended June 30, 2011. Service revenue as a percent of total revenue increased from 8.9% for the three months ended June 30, 2010 to 12.7% for the three months ended June 30, 2011.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue increased $2.3 million, or 106.0%, from $2.1 million for the three months ended June 30, 2010 to $4.4 million for the three months ended June 30, 2011 due to a $2.3 million increase in leases sold during the quarter that met the sales criteria of ASC 860.
Although we offer our customers access to products from hundreds of vendors, 51.0% of our total sales in the second quarter of 2011 were products from five vendors; Cisco was our top vendor in the second quarter of 2011 with sales of $13.0 million. Sales from these five vendors decreased by $47.6 million, or 53.5% for the three months ended June 30, 2011, mainly due to decreased demand with Cisco, Hewlett Packard, Dell, Oracle and Microsoft. As a percent of total sales the second quarter of 2011 top five vendors decreased 14.8 percentage points to 51.0% for the three months ended June 30, 2011 from 65.8% for the three months ended June 30, 2010. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. In 2011, we consider Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, NetApp, Dell, Citrix, VMware and Hitachi as our strategic partners.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $3.2 million, or 18.9%, from $17.4 million for the three months ended June 30, 2010 to $14.2 million for the three months ended June 30, 2011. As a percentage of total sales, gross margin for the three months ended June 30, 2011 increased 4.4 percentage points from the three months ended June 30, 2010. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $4.0 million, or 34.1%, from $11.7 million for the three months ended June 30, 2010 to $7.7 million for the three months ended June 30, 2011. During the three months ended June 30, 2011, the Company’s gross margin was impacted by lower revenue due to the lingering effects of the SBA Agreement, delay in the Federal Government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Product gross margin as a percentage of sales increased 1.9 percentage points from 9.6% for the three months ended June 30, 2010 to 11.5% for the three months ended June 30, 2011. The increase in product gross margin percentage was due to several large projects with favorable gross margin percentages offset by slightly lower software netting for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Service gross margin decreased $0.5 million, or 13.4%, from $4.3 million for the three months ended June 30, 2010 to $3.8 million for the three months ended June 30, 2011. Service gross margin as a percentage of sales decreased 0.3 percentage points from 36.3% for the three months ended June 30, 2010 to 36.0% for the three months ended June 30, 2011. These gross margin decreases were driven by lower revenue in professional services and a lower gross margin percentage in integration and support services for the three months ended June 30, 2011 as compared to the same period in 2010.

Financing gross margin increased $1.3 million, or 86.5% from $1.5 million for the three months ended June 30, 2010 to $2.8 million for the three months ended June 30, 2011 due to $1.2 million increase in margin related to leases sold that met the sales criteria of ASC 860. Gross margin as a percentage of sales decreased 6.4 percentage points from 67.9% for the three months ended June 30, 2010 to 61.5% for the three months ended June 30, 2011. The drop in margin percentage is due in large part to the sale of a high dollar, long term lease, which yielded a lower cash buyout due to its duration compared to a more traditional short term lease transaction. This margin decline is offset by the remarketing sale and recovery of a lease receivable written off in December 2010, which was required by the SBA action
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended June 30, 2011, SG&A expenses decreased $4.0 million, or 18.5% from the same period in 2010. SG&A as a percentage of sales increased to 21.7% in the second quarter of 2011 from 16.0% for the same period in 2010. The decrease in SG&A expenses was mainly due to lower personnel and incentive related costs of $2.6 million and $0.6 million, respectively, due to lower headcount in 2011 as compared to the prior year, along with $0.3 million of lower travel expenses and $1.3 million of lower other operating expenses; partially offset by $1.0 million in higher professional fees and consulting expenses, mainly due to the SBA Agreement, during the three months ended June 30, 2011.
Interest and Other Income, Net
Interest and other income, net, for the three months ended June 30, 2011 was $1.2 million as compared $2.2 million for the same period in 2010. The decline in interest and other income, net, was due to primarily to lower equity income from affiliates. Equity income from affiliates related to our equity investments in EyakTek decreased by $1.1 million for the three months ended June 30, 2011 as compared to the same period last year.
Income Taxes
GTSI had losses of $2.3 million and $2.1 million before income taxes for the three months ended June 30, 2011 and 2010, respectively.
For the three months ended June 30, 2011, an income tax benefit of $0.9 million was recognized as it is management’s assessment under ASC 740, Income Taxes (“ASC 740”) that there is sufficient evidence to record the tax benefit on the year to date loss. The income tax benefit includes less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices which was fully offset by a decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.

For the three months ended June 30, 2010, an income tax benefit of $0.8 million was recognized as it is management’s assessment under ASC 740 that there was sufficient evidence to record the tax benefit on the loss. The net income tax benefit includes an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such benefit was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations.
Six Months Ended June 30, 2011 Compared With the Six Months Ended June 30, 2010
Sales
Total sales, consisting of product, service and financing revenue, decreased $85.3 million, or 36.0% from $236.9 million for the six months ended June 30, 2010 to $151.6 million for the six months ended June 30, 2011. The sales activity of each of the three product lines are discussed below.
Product revenue includes the sale of hardware, software and license maintenance on the related software. Product sales decreased $84.7 million, or 40.4%, from $209.7 million for the six months ended June 30, 2010 to $125.0 million for the six months ended June 30, 2011. Product revenue as a percent of total revenue decreased from 88.5% for the six months ended June 30, 2010 to 82.4% for the six months ended June 30, 2011. During the six months ended June 30, 2011, the Company was impacted by the lingering effects of the SBA Agreement, delay in the Federal Government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Overall product revenue was down 40.4%, with hardware revenue declining 44.3% and software revenue decreasing 24.9% for six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Hardware sales decreased $74.3 million, from $167.9 million for the six months ended June 30, 2010 to $93.6 million for the six months ended June 30, 2011. In particular, hardware sales during the six months ended June 30, 2011 to Intelligence Agencies, Army, Systems Integrator and Independent Agencies decreased by approximately $19 million, $15 million, $7 million and $7 million, respectively. Software sales decreased $10.4 million, from $41.8 million for the six months ended June 30, 2010 to $31.4 million for the six months ended June 30, 2011 due to decreased software sales to various government agencies.
Service revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware; we net revenues where we are not the primary obligor, we netted approximately $52.8 million and $37.8 million for the six months ended June 30, 2010 and 2011, respectively. Service revenue decreased $4.4 million, or 19.2% from $22.7 million for the six months ended June 30, 2010 to $18.3 million for the six months ended June 30, 2011. The decrease in service revenue is mainly the result of decreased sales of professional services as the number of projects for the six months ended June 30, 2011 has declined as compared to the six months ended June 30, 2010. Professional service revenue decreased $4.3 million, from $16.7 million for the six months ended June 30, 2010 to $12.4 million for the six months ended June 30, 2011. Service revenue as a percent of total revenue increased from 9.6% for the six months ended June 30, 2010 to 12.1% for the six months ended June 30, 2011.

Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue increased $3.8 million, or 83.9%, from $4.5 million for the six months ended June 30, 2010 to $8.3 million for the six months ended June 30, 2011 due to $1.4 million increase in lease residual sales and $2.8 million increase in leases sold.
Although we offer our customers access to products from hundreds of vendors, 54.7% of our total sales for the six months ended June 30, 2011 were products from five vendors; Cisco was our top vendor in the first two quarters of 2011 with sales of $25.0 million. Sales from these five vendors decreased by $65.2 million, or 44.0% for the six months ended June 30, 2011, mainly due to decreased activity with Cisco, Oracle, Dell and Hewlett Packard; partially offset by increased activity with Microsoft. As a percent of total sales, the sales from top five vendors decreased 7.8 percentage points to 54.7% for the six months ended June 30, 2011 from 62.5% for the six months ended June 30, 2010. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. In 2011, we consider Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, NetApp, Dell, Citrix, VMware and Hitachi as our strategic partners.
Gross Margin
Total gross margin, consisting of product, service and financing revenue less their respective cost of sales, decreased $3.9 million, or 12.3%, from $31.0 million for the six months ended June 30, 2010 to $27.1 million for the six months ended June 30, 2011. As a percentage of total sales, gross margin for the six months ended June 30, 2011 increased 4.8 percentage points from the six months ended June 30, 2010. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $3.7 million, or 18.4%, from $19.9 million for the six months ended June 30, 2010 to $16.2 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, the Company’s gross margin was impacted by lower revenue due to the lingering effects of the SBA Agreement, delay in the Federal Government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Product gross margin as a percentage of sales increased 3.5 percentage points from 9.5% for the six months ended June 30, 2010 to 13.0% for the six months ended June 30, 2011. The increase in product gross margin percentage was due to several large projects with favorable gross margin percentages along with higher software netting for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Service gross margin decreased $2.4 million, or 29.8%, from $8.1 million for the six months ended June 30, 2010 to $5.7 million for the six months ended June 30, 2011. Service gross margin as a percentage of sales decreased 4.7 percentage points from 35.6% for the six months ended June 30, 2010 to 30.9% for the six months ended June 30, 2011. These gross margin decreases were driven by lower revenue in professional and integration services and a lower gross margin percentage in professional, integration and support services for the six months ended June 30, 2011 as compared to the same period in 2010.
Financing gross margin increased $2.2 million, or 75.3% from $3.0 million for the six months ended June 30, 2010 to $5.2 million for the six months ended June 30, 2011 due to $1.4 million increase in lease residual sales and $2.8 million increase in leases sold. Gross margin as a percentage of sales decreased 3.1 percentage points from 65.8% for the six months ended June 30, 2010 to 62.7% for the six months ended June 30, 2011. The drop in margin percentage is due in large part to the sale of a high dollar, long term lease, which yielded a lower cash buyout due to its duration compared to a more traditional short term lease transaction. This margin decline is offset by the remarketing sale and recovery of a lease receivable written off in December 2010, which was required by the SBA action
Selling, General & Administrative Expenses (“SG&A”)
During the six months ended June 30, 2011, SG&A expenses decreased $7.9 million, or 18.0% from the same period in 2010. SG&A as a percentage of sales increased from 18.5% in the first two quarters of 2010 to 23.7% over the same period in 2011. The decrease in SG&A expenses was mainly due to lower personnel and incentive related costs of $7.0 million due to lower headcount in 2010 as compared to the prior year, along with $0.6 million of lower travel expenses and $2.6 million of lower other operating expenses; partially offset by $2.4 million in higher professional fees and consulting expenses, mainly due to the SBA Agreement, during the six months ended June 30, 2011.

Interest and Other Income, Net
Interest and other income, net, for the six months ended June 30, 2011 was $2.2 million as compared $3.6 million for the same period in 2010. The decline in interest and other income, net, was due to lower equity income from affiliates. Equity income from affiliates related to our equity investments in Eyaktek decreased by $1.5 million for the six months ended June 30, 2011 as compared to the same period last year.
Income Taxes
GTSI had losses of $6.7 million and $9.3 million before income taxes for the six months ended June 30, 2011 and 2010, respectively.
For the six months ended June 30, 2011, an income tax benefit of $2.5 million was recognized as it is management’s assessment under ASC 740, Income Taxes (“ASC 740”) that there is sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax benefit of less than $0.1 million for the decrease in accrued interest and penalties for uncertain tax positions due to the expiration of applicable statute of limitations. The $2.5 million tax benefit includes an offset for write-off of deferred tax assets of $0.1 million in 2011 on expired or cancelled stock options.
For the six months ended June 30, 2010, an income tax benefit of $3.5 million was recognized as it is management’s assessment under ASC 740 that there was sufficient evidence to record the tax benefit on the year to date loss. The net income tax benefit includes an income tax expense of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices. Such benefit was fully offset by the decrease in accrued interest and penalties due to the expiration of applicable statute of limitations. The $3.5 million tax benefit includes an offset for write-off of deferred tax assets of $0.3 million in 2010 on expired or cancelled stock options.
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
Liquidity and Capital Resources

Cash flows for the six months ended June 30, (in millions)	2011	2010	Change
Cash provided by operating activities	$56.3	$9.6	$46.7
Cash used in investing activities	$(0.2)	$(0.2)	$0.0
Cash (used in) provided by financing activities	$(14.2)	$16.2	$(30.4)

Net Cash provided	$41.9	$25.6	$16.3

During the six months ended June 30, 2011, our cash balance increased $41.9 million from our December 31, 2010 balance.
For the six months ended June 30, 2011, we generated cash from operating activities of $56.3 compared to $9.6 million during the comparable period for 2010. The majority of the $46.7 million increase is attributable to a $38.8 million reduction in purchases to non AP floor plan suppliers and vendors, a direct correlation to the 40% decline in product sales and SG&A expense reductions for the comparable periods. Other contributing factors to the increase in cash generated from operations include a decrease between comparable periods in deferred costs of $4.4 million, accounts receivable of $2.7 million, $1.1 million from the investment in EyakTek, $1.6 million in accrued liabilities, and $1.3 million in prepaid expenses, offset by an increase between comparable periods for lease receivables of $2.1 million and stock compensation expense of $1.1 million.
Cash used in investing activities for the six months ended June 30, 2011 was $0.2 million, no change from the six months ended June 30, 2010. Our 2011 investing activities was primarily capitalization of labor for the Peoplesoft HRMS project.
Cash used in (provided by) financing activities for the six months ended June 30, 2011 decreased by $30.5 million as compared to the six months ended June 30, 2010. The majority of the decrease was driven by the repayment of AP floor plan vendors at a greater rate than borrowings which is directly related to the sales decline in the business. For the comparable periods, net payments on the floor plan loans was $13.8 million for the six months ended June 30, 2011 compared to $17.1 million in net borrowings for the six months ended June 30, 2010. In addition, the Company incurred $0.5 million of deferred financing costs related to the Second Amended Credit Agreement.
Second Amended Credit Agreement
On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”). The Credit Agreement provided a “vendor and distributor program” under which we received financing for inventory purchases from several of our largest vendors with extended payment terms.
On October 19, 2010, GTSI entered into an Amended and Restated Credit Agreement, with its lenders to amend the Credit Agreement by reducing the total facility limit from $135 million to $100 million and the revolving loan facility limit from $60 million to $45 million (“Amended Credit Agreement”). The Amended Credit Agreement carried an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing was limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.
On February 24, 2011, GTSI entered into an agreement with CPC and Wells Fargo Capital Finance, LLC., extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement and allowing the acquisition of GTSI’s common stock related to net share settlements.
On May 31, 2011, GTSI entered into a Second Amended and Restated Credit Agreement with its lenders, which amended and restated the Amended Credit Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.

As of June 30, 2011, borrowing capacity and availability under the Second Amended Credit Agreement was as follows (in thousands):

Total Credit Agreement	$100,000
Borrowing base limitation	(51,716)

Total borrowing capacity	48,284
Less: non-interest bearing advances (floor plan loans)	(21,362)
Less: letters of credit	(5,115)

Total unused availability	$21,807

As of June 30, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Second Amended Credit Agreement and as reflected above, unused available credit thereunder of $21.8 million.
The Second Amended Credit Agreement contains customary covenants limiting our ability to, among other things, (a) incur debt; (b) make guarantees or grant or suffer liens; (c) purchase our common stock, (d) make certain restricted payments (including cash dividends), purchase other businesses or make investments; (e) enter into transactions with affiliates; (f) dissolve, change GTSI’s name, merge or enter into certain other material agreement regarding changes to the corporate entities; (g) acquire real estate; and (h) enter into sales and leaseback transactions.
The financial covenants of the Second Amended and Restated Credit Agreement require us, among other things, to:
•	maintain a Tangible Net Worth of not less than or equal to $45 million as of the end of each month
•	maintain a Ratio of Total Liabilities to Tangible Net Worth of not greater than 5.25 to 1.00 as of the end of each month

•	maintain Current Ratio not less than (i) 1.20 to 1.00 as of the last business day of January, February, March, April, May, June, October, November and December and (ii) 1.15 to 1.00 as of the last business day of July, August and September
•	maintain a minimum Total Debt Service Coverage Ratio of 1.25 to 1.00 as of the end of each month
The Second Amended Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. The Second Amended Credit Agreement also requires the Company to provide the lenders with certain information. The Company was in compliance with all financial and informational covenants in the Second Amended Credit Agreement as of June 30, 2011. If the Company fails to comply with any material provision of our Second Amended Credit Agreement, it would be required to seek a waiver of such event of default.
The Company uses the Second Amended Credit Agreement to finance inventory purchases from approved vendors. Inventory purchases under the Second Amended Credit Agreement usually have 60-day terms. Balances that are paid within the 60-day period do not accrue interest and are classified as floor plan financing in our balance sheet.
To the extent that we have credit availability under the Seconded Amended Credit Agreement, we are able to extend the payment terms past the 60-day period. Amounts extended past the no interest period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at June 30, 2011 or December 31, 2010. These extended payment balances under the Seconded Amended Credit Agreement accrue interest at the 1-Month LIBOR plus 275 basis points.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.5 million of loan financing costs related to the Second Amended Credit Agreement in May 2011. Deferred financing costs were $0.5 million and less than $0.1 million as of June 30, 2011 and December 31, 2010, respectively.

Liquidity
Our working capital as of June 30, 2011 decreased approximately $4.7 million from our working capital at December 31, 2010. GTSI’s current assets decreased $34.3 million as of June 30, 2011 when compared to our December 31, 2010 balance. This decrease is due to a decrease in accounts receivable of $69.1 million and a decrease in inventory of $5.4 million which was partially offset by an increase in cash of $41.9 million. The decrease in accounts receivable is due to the seasonality of our business and the lower revenue for the six months ended June 30, 2011 as compared to the six months ended December 31, 2010. The increase in cash is due to the collections in accounts receivable. Current liabilities decreased $29.6 million due to a decrease in accounts payable — floor plan, accounts payable, and accrued liabilities of $13.8 million, $10.5 million, and $5.9 million, respectively.
During 2009, the Company began using the extended channel financing arrangement in the Credit Agreement and subsequently under the Amended Credit Agreement and Second Amended Credit Agreement for inventory financing and working capital requirements. Our balance outstanding as of June 30, 2011 under this program was $21.4 million with additional availability of $21.8 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of June 30, 2011, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $36.0 million with additional availability of $69.3 million.
The SBA Agreement could have a material adverse effect on our working capital in the future if the Company is not able to generate additional sales and/or reduce operating costs to offset for lost sales and administrative costs related to our obligations and restrictions under the SBA Agreement.
Capital Requirements
Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. On May 31, 2011, we entered into the Second Amended Credit Agreement, which amended and restated our Amended Credit Agreement, effective as of October 19, 2010. The Second Amended Credit Agreement extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.
We anticipate that we will continue to rely primarily on operating cash flow, vendor lines of credit and our Second Amended Credit Agreement to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our anticipated cash requirements for operations over the next 12 months.
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

Effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2011, the new accounting guidance for multiple-deliverable revenue arrangements and the new guidance related to the scope of existing software revenue recognition guidance. The guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting. The new guidance changes the level of evidence of stand alone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The guidance applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price if available and third-party evidence of selling price, when vendor specific objective evidence is unavailable. Under the new guidance, the Company uses the margin approach to determine the best estimate of selling price. The adoption of this guidance did not have a material impact on the accompanying Unaudited Condensed Consolidated Financial Statements.
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
GTSI entered into the Amended Credit Agreement as of October 19, 2010, with its lenders to amend the Credit Agreement by reducing the total facility limit from $135 million to $100 million and the revolving loan facility limit from $60 million to $45 million (“Amended Credit Agreement”). The Amended Credit Agreement carried an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. On May 31, 2011, we entered into a Second Amended and Restated Credit Agreement, which amends and restates our Amended Credit Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.
The Second Amended Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations may be affected by changes in interest rates due to the impact those changes have on any borrowings under our Second Amended Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of June 30, 2011 and December 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $21.8 million and $49.9 million, respectively. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 1, 2010, the SBA notified GTSI that GTSI was temporarily suspended from any future Federal Government contracting. The suspension notice cited that it was based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the responsibility of GTSI as a government contractor. On October 19, 2010, GTSI entered into an administrative agreement with the SBA pursuant to which the SBA lifted its temporary federal contract suspension on GTSI (the “SBA Agreement”). As a result, GTSI is, subject to the SBA Agreement, engaged in its business with most of its existing clients and pursuing new Federal Government contracts.
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal Government contracts, subcontracts or any business, which in any capacity, whether directly or indirectly is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits involving small businesses serving as prime contractors, joint ventures with small businesses and participation in the SBA’s mentor-protégé program. As also required by the SBA Agreement, GTSI has retained a SBA-approved monitor to report regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal Government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
In connection with the SBA Agreement, GTSI accepted the voluntary resignations of its chief executive officer and general counsel, effective as of October 26, 2010, and suspended three other employees, who subsequently resigned. GTSI has conducted a review of its business ethics program that covers all employees and created a position and designated an employee as GTSI’s ethics officer, who is responsible for managing GTSI’s business ethics program. At least once each year, GTSI will conduct an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s code of business ethics and the special requirements regarding government contracting and report the results of such audit to the SBA and the monitor.
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
None.
(b) Use of Proceeds
None.

(c) Issuer Purchases of Equity Securities
On June 8, 2009, GTSI’s Board of Directors authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. In connection with the SBA Agreement, GTSI Corp. entered into the Amended Credit Agreement with its lenders, dated October 19, 2010, which, among other things, prohibits GTSI from purchasing any of its common stock. The Company did not purchase any of its common stock during the six months ended June 30, 2011, except for 5,650 shares acquired through net share settlements to cover tax withholdings in connection with restricted stock issuances as permitted by the Amended Credit Agreement and Second Amended Credit Agreement.
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

GTSI Corp.
Date: August 12, 2011	/s/ STERLING E. PHILLIPS, JR.
Sterling E. Phillips, Jr.
Chief Executive Officer

Date: August 12, 2011	/s/ PETER WHITFIELD
Peter Whitfield
Senior Vice President and Chief Financial Officer

Exhibit
Number	Description

10.1	Form of Indemnification Agreement dated April 28, 2011. * (1)

10.2	Second Amended and Restated Credit Agreement with Castle Pines Capital LLC and Wells Fargo (2)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

99.1	Results of Operations and Financial Conditions (3)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2011

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 7, 2011

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated May 12, 2011