Form 10-Q
period 2011-09-30
GTSI CORP
filed 2011-11-14
CIK 850483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, par value $0.005 per share, outstanding as November 9, 2011 was 9,651,253.

GTSI Corp.
Form 10-Q for the Quarter ended September 30, 2011
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$56,350	$4,049
Accounts receivable, net of allowance of $1,549 and $713 at September 30, 2011 and December 31, 2010, respectively	102,001	154,891
Inventory, net of reserve of $59 and $104 at September 30, 2011 and December 31, 2010, respectively	10,309	13,708
Deferred costs	3,657	6,991
Other current assets	2,460	2,462

Total current assets	174,777	182,101
Depreciable assets, net of accumulated depreciation of $22,727 and $20,349 at September 30, 2011 and December 31, 2010, respectively	5,255	7,452
Long-term receivables and other assets	3,962	14,291
Other intangible assets, net of accumulated amortization of $120 and $0 at September 30, 2011 and December 31, 2011, respectively	4,370	—
Goodwill	7,718	—

Total assets	$196,082	$203,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,472	$50,870
Accounts payable — floor plan	20,291	35,172
Accrued liabilities	14,693	14,887
Deferred revenue	3,168	3,661

Total current liablilites	96,624	104,590
Other liabilities	2,979	3,044

Total liabilities	99,603	107,634

Commitments and contingencies (See Note 12)

Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,054,466 issued and 9,654,328 outstanding at September 30, 2011; and 10,056,650 issued and 9,625,728 outstanding at December 31, 2010	50	50
Capital in excess of par value	54,102	53,985
Retained earnings	44,134	43,995
Treasury stock, 347,840 shares at September 30, 2011 and 346,119 shares at December 31, 2010, at cost	(1,807)	(1,820)

Total stockholders’ equity	96,479	96,210

Total liabilities and stockholders’ equity	$196,082	$203,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

SALES
Product	$80,408	$208,797	$205,375	$418,456
Service	13,951	15,907	32,273	38,581
Financing	1,423	12,663	9,752	17,191

	95,782	237,367	247,400	474,228

COST OF SALES
Product	69,412	189,092	178,123	378,833
Service	8,742	10,968	21,398	25,571
Financing	309	7,519	3,415	9,068

	78,463	207,579	202,936	413,472

GROSS MARGIN	17,319	29,788	44,464	60,756

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	17,681	20,592	53,651	64,452

(LOSS) GAIN FROM OPERATIONS	(362)	9,196	(9,187)	(3,696)

INTEREST AND OTHER INCOME, NET
Interest and other income	29	57	93	131
Equity income from EyakTek, including gain on sale	7,930	2,170	10,317	6,029
Interest expense	(147)	(160)	(443)	(516)

Interest and other income, net	7,812	2,067	9,967	5,644

INCOME BEFORE INCOME TAXES	7,450	11,263	780	1,948

INCOME TAX EXPENSE	3,185	5,329	641	1,838

NET INCOME	$4,265	$5,934	$139	$110

EARNINGS PER SHARE
Basic	$0.44	$0.62	$0.01	$0.01

Diluted	$0.44	$0.62	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,676	9,603	9,655	9,604

Diluted	9,690	9,629	9,677	9,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139	$110
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,740	2,839
Amortization of deferred financing costs	88	58
Loss on disposal of equipment	—	36
Stock-based compensation expense	191	1,556
Bad debt expense	229	153
Equity income, net of distributions in 2011 and 2010 of $1,555 and and $3,630, respectively	(1,484)	(2,399)
Gain on sale of equity investment in EyakTek, net of transaction costs in 2011 and 2010 of $640 and $0, respectively	(7,278)	—
Deferred tax expense (benefit)	101	(2,894)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	55,524	12,854
Inventory	3,399	(5,725)
Other assets	4,189	6,753
Accounts payable	2,869	(21,669)
Accrued liabilities	(194)	(1,909)
Other liabilities	(558)	1,097

Net cash provided by (used in) operating activities	59,955	(9,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of depreciable assets	(199)	(295)
Sale of equity investment in EyakTek	20,000	—
Acquisition of InSysCo, net of cash acquired	(12,004)	—

Net cash provided by (used in) investing activities	7,797	(295)

CASH FLOWS FROM FINANCING ACTIVITES:
(Payments) Borrowings under non-interest bearing floor plan financing, net	(14,881)	19,804
Payments of deferred financing costs	(509)	—
Proceeds from exercise of Stock Options	—	123
Proceeds from issuance of stock from ESPP plan	81	160
Shares withheld from minimum tax withholding on vested restricted stock awards	(27)	(113)
Repurchase of common stock	(115)	(894)
Excess tax benefit from stock awards	—	(253)

Net cash (used in) provided by financing activities	(15,451)	18,827

NET INCREASE IN CASH	52,301	9,392

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,049	7,894

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,350	$17,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Third Quarter 2011 Results of Operations
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (collectively “GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
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
The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.
Nine Months Ended September 30, 2011 Results of Operations
Our results for the nine months ended September 30, 2011 include reductions to income before income taxes of approximately $0.4 million primarily as a result of out-of-period stock compensation adjustments of $0.1 million, accrual adjustments of $0.2 million and equity income adjustments of $0.1 million recorded during the first three months of 2011 that should have been recorded as an increase of pre-tax income during the three months ended December 31, 2010.
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

Effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2011, the new accounting guidance for multiple-deliverable revenue arrangements and the new guidance related to the scope of existing software revenue recognition guidance. The guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting. The new guidance changes the level of evidence of stand-alone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The guidance applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price if available and third-party evidence of selling price, when vendor specific objective evidence is unavailable. Under the new guidance, the Company uses the margin approach to determine the best estimate of selling price. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . ASU 2010-28 addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires public entities to disclose certain pro forma information about the revenue and earnings of the combined entity within the notes to the financial statements when a material business combination occurs. The pro forma revenue and earnings of the combined entity must be presented as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also requires that this disclosure include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This adoption did not affect our unaudited condensed consolidated financial statements as we did not deem our August 15, 2011 acquisition of Information Systems Consulting Group, Inc (“InSysCo”) to be material to our financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which changes the manner in which comprehensive income is presented in the financial statements. The guidance in ASU 2011-05 removes the current option to report other comprehensive income (“OCI”) and its components in the statement of changes in equity and requires entities to report this information in one of two options. The first option is to present this information in a single continuous statement of comprehensive income starting with the components of net income and total net income followed by the components of OCI, total OCI, and total comprehensive income. The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. The ASU does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of the ASU applied retrospectively for all periods presented in the financial statements. The Company has no items of other comprehensive income in any period presented. Therefore, net income as presented in the Company’s Statement of Operations equals comprehensive income.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption of this update is permitted. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

3. Acquisition
On August 15, 2011, the Company acquired 100% of the outstanding stock of InSysCo. InSysCo provides mission critical IT, software development and business analysis support services to its customers. The business combination provides multiple benefits for both companies and is a significant step in executing our strategy of growing the professional services component of our business. InSysCo’s results have been included in the Company’s consolidated financial statements from August 16, 2011 to September 30, 2011. Pro forma results are not provided because InSysCo’s results of operations are not material.
The aggregate purchase price that the Company paid for InSysCo is as follows (in thousands):

Cash paid	$14,168
Estimated working capital deficit adjustment	(130)

14,038
Less: Cash acquired	(2,034)

Total purchase price	$12,004

The estimated working capital deficit adjustment represents the difference between the actual working capital and the target net working capital. In the event of deficit or excess, the purchase price will be adjusted accordingly. The net working capital adjustment will be finalized in accordance with the purchase agreement. In addition, approximately $0.3 million was incurred for acquisition-related costs and integration costs which are included in “Selling, General and Administrative” expenses in the accompanying unaudited condensed consolidated statement of operations.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$2,846
Prepaid expenses and other assets	818
Property and equipment	224
Intangible Assets	4,490
Goodwill	7,718
Accounts payable and accrued expenses	(4,092)

Total purchase price	$12,004

Included in prepaid assets is $0.6 million for retention bonuses which the seller funded into an escrow bonus account. As of September 30, 2011, the Company recorded $0.5 million of expense related to these retention bonus programs.
The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Customer relationships	$4,490	10-12 years
Goodwill is primarily attributable to the benefits and synergies GTSI and InSysCo are expected to receive as a result of the business combination. The goodwill recorded in this transaction is not deductible for tax purposes.

4. Accounts Receivable
Accounts receivable consists of the following as of (in thousands):

	September 30,	December 31,
	2011	2010
Trade accounts receivable	$78,190	$103,800
Unbilled trade accounts receivable	12,321	21,948
Lease receivables, net of deferred interest income of $160 and $236 at September 30, 2011 and December 31, 2010, respectively	7,710	2,478
Finance receivables, net of deferred interest income of $416 and $691 at September 30, 2011 and December 31, 2010, respectively	2,561	23,351
Vendor and other receivables	2,767	4,027

Total accounts receivable	$103,549	$155,604
Less: Allowance for doubtful accounts	(17)	(98)
Sales return allowance	(1,531)	(615)

Accounts receivable, net	$102,001	$154,891

5. Long-term receivables and other assets
The Company’s long-term receivables and other assets were as follows as of (in thousands):

	September 30,	December 31,
	2011	2010
Lease receivables, net of deferred interest income of $34 and $82 at September 30, 2011 and December 31, 2010, respectively	$803	$1,062
Finance receivables, net of deferred interest income of $102 and $216 at September 30, 2011 and December 31, 2010, respectively	1,533	1,123
Equity investment in EyakTek	—	10,615
Other Assets	1,626	1,491

Long-term receivables and other assets	$3,962	$14,291

6. Lease and Finance Receivables
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
The Company recognized revenue of $8.4 million and $12.6 million for the three months ended September 30, 2011 and 2010, respectively, from sales-type leases and related transactions and $40.1 million and $26.4 million for the nine months ended September 30, 2011 and 2010, respectively,. As of September 30, 2011, the Company had gross current and long-term outstanding lease and finance receivables of $13.3 million, compared with $29.1 million as of December 31, 2010.
The Company’s investments in short term and long term lease receivables were as follows as of (in thousands):

	September 30,	December 31,
	2011	2010
Future minimum lease payments receivable	$8,707	$3,673
Unearned income	(194)	(133)

	$8,513	$3,540

The Company’s investment in short term and long term finance receivables was as follows as of (in thousands):

	September 30,	December 31,
	2011	2010
Future minimum finance payments receivable	$4,612	$25,382
Unearned income	(518)	(908)

	$4,094	$24,474

7. Transferred Receivables and Financed Lease Debt
The Company transferred gross financing receivables of $2.8 million and $19.1 million for the three months ended September 30, 2011 and 2010, and $32.9 million and $39.9 million for the nine months ended September 30, 2011 and 2010, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the three months ended September 30, 2011 and 2010, the Company received cash of $2.6 million and $18.1 million and recorded a profit on the sales of $0.2 million and $3.7 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company received cash of $30.5 million and $38.3 million and recorded a profit on the sales of $2.4 million and $4.7 million, respectively. The receivables are transferred non-recourse to third parties which accept all credit, interest, and termination risk from the underlying issuers. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.
8. Goodwill and Other Intangible Assets
The Company allocates the purchase price paid in a purchase business combination to the assets acquired, including intangible assets and liabilities assumed at their estimated fair values. The excess of purchase price over these fair values is recorded as goodwill. Valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to the projected growth factors; future expected cash flows, discount rates, potential competitive developments and changes in the market. Additionally, estimates associated with the accounting for acquisitions may change as new information becomes available regarding the assets acquired and the liabilities assumed.
The Company amortizes its definite — lived intangible assets using an accelerated or straight-line method that best approximates the proportion of the future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset and evaluated on an annual basis to ensure continued appropriateness.
In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill and our other indefinite-lived intangible assets are not amortized, but instead tested for impairment at least annually. The Company will perform its annual impairment tests as of July 31 of each year.

In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.
Goodwill
The following table represents the balance and changes in goodwill for the nine months ended September 30, 2011 (in thousands):

Balance as of January 1, 2011	—
InSysCo acquisition (see Note 3)	7,718

Balance as of September 30, 2011	7,718

The value of goodwill is derived from the Company’s acquisition of InSysCo. There have been no events or changes in circumstances that have occurred since the acquisition date of August 15, 2011, that would indicate that there has been an impairment of goodwill.
Other Intangible Assets — Customer Relationships
The following tables set forth information for intangible assets subject to amortization (in thousands):

Balance as of January 1, 2011	—
Customer Relationships from InSysCo acquisition (see Note 3)	4,490
Amortization of Customer Relationships	(120)

Balance as of September 30, 2011	4,370

The following table summarizes the estimated future amortization expense related to the customer relationships for the remaining three months of 2011 and years thereafter (in thousands):

Years Ending December 31,
2011 (remaining)	294
2012	915
2013	692
2014	584
2015	504
Thereafter	1,381

Total	4,370

The Company is amortizing the intangible asset over approximately 12 years using a method that reflects the pattern in which the economic benefits of the intangible asset is consumed. There have been no impairment charges on long-lived assets for the periods ended September 30, 2011 or September 30, 2010.
9. Credit Agreements
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
On August 12, 2011, GTSI entered into a First Amendment to Second Amended and Restated Credit Agreement with its lenders. The First Amendment amends, among other provisions, the definition of (a) “Borrowing Base” to include a “Liquidity Reserve” as a deduction therefrom and (b) “Total Debt Service Coverage Ratio” to include the accrual during the respective 12-month period of fees payable by GTSI as debt service expenses of GTSI in determining if it is in compliance with the Total Debt Service Coverage Ratio covenant. In addition, the First Amendment also provides the lenders’ consent to GTSI’s previously announced acquisition of InSysCo.
On August 30, 2011, GTSI entered into a Second Amendment to Second Amended and Restated Credit Agreement with its lenders. The Second Amendment permits GTSI to purchase its common stock subject to certain terms and conditions, including that such purchases cannot exceed an aggregate purchase price of $5 million.
As of September 30, 2011, borrowing capacity and availability under the Second Amended Credit Agreement was as follows (in thousands):

Total Credit Agreement	$100,000
Borrowing base limitation	(32,850)

Total borrowing capacity	67,150
Less: non-interest bearing advances (floor plan loans)	(20,291)
Less: letters of credit	(10,248)

Total unused availability	$36,611

As of September 30, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Second Amended Credit Agreement and as reflected above, unused available credit thereunder of $36.6 million.
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
The Second Amended Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. The Second Amended Credit Agreement also requires the Company to provide the lenders with certain information. The Company was in compliance with all financial and informational covenants in the Second Amended Credit Agreement as of September 30, 2011.
The Company uses the Second Amended Credit Agreement to finance inventory purchases from approved vendors. Inventory purchases under the Second Amended Credit Agreement usually have 60-day terms. Balances that are paid within the 60-day period do not accrue interest and are classified as floor plan financing in our balance sheet.
To the extent that we have credit availability under the Second Amended Credit Agreement, we are able to extend the payment terms past the 60-day period. Amounts extended past the no interest period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at September 30, 2011 or December 31, 2010. These extended payment balances under the Second Amended Credit Agreement accrue interest at the 1-Month LIBOR plus 275 basis points.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.5 million of loan financing costs related to the Second Amended Credit Agreement in May 2011. Deferred financing costs were $0.4 million and less than $0.1 million as of September 30, 2011 and December 31, 2010, respectively.
10. Stockholders’ Equity
Purchase of Capital Stock
On June 8, 2009, the Company’s Board of Directors authorized a program for periodic purchases of GTSI’s common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million.
On August 30, 2011, GTSI entered into an amendment to the Second Amended Credit Agreement which permits GTSI to purchase its common stock subject to certain terms and conditions, including that such purchases cannot exceed an aggregate purchase price of $5 million. On August 31, 2011, the Board of Directors authorized a share repurchase program pursuant to Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) permitting the Company to repurchase its common stock up to an aggregate purchase price of $5 million.
During the nine months ended September 30, 2011 and 2010, under the repurchase program, the Company purchased 25,538 and 154,377 shares of its common stock, respectively. In addition, during the nine months ended September 30, 2011 and 2010, the Company acquired 5,650 and 18,831 of its common stock, respectively, related to minimum tax withholding on vested restricted stock awards
Stock-Based Compensation
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

Stock Options
A summary of option activity under the 2007 Plan as of September 30, 2011 and changes during the nine months then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2011	964	$7.79
Granted	200	4.66
Exercised	—	—
Forfeited	(55)	6.25
Expired	(380)	8.34

Outstanding at September 30, 2011	729	$6.76	4.13	$1

Exercisable at September 30, 2011	381	$8.53	2.15	—

There were 200,000 and 175,000 stock options granted during the nine months ended September 30, 2011 and 2010, respectively. There were no stock options exercised under the 2007 Plan during the nine months ended September 30, 2011. During the nine months ended September 30, 2010 there were 30,000 stock options exercised under the 2007 Plan. The Company has historically reissued treasury stock or authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax benefit for the exercise of stock options and the vesting of restricted stock (including elections under Internal Revenue Code section 83(b)) in the amount of $0.1 million was recognized for the nine months ended September 30, 2011. A tax benefit for the exercise of stock options in the amount of $0.2 million was recognized for the nine months ended September 30, 2010.
Restricted Shares
During the nine months ended September 30, 2011 and 2010, 26,664 and 26,664 restricted stock awards were granted, respectively. The fair value of non-vested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of Company’s non-vested restricted stock as of September 30, 2011, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at January 1, 2011	85	$8.35
Granted	27	4.56
Vested	(43)	7.94
Forfeited	(17)	8.00

Nonvested at September 30, 2011	52	$6.86

Stock Appreciation Rights (“SAR”s)
A summary of SARs activity under the 2007 Plan as of September 30, 2011 and changes during the nine months then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2011	381	$9.60
Granted	—	—
Exercised	—	—
Forfeited	(44)	9.60
Expired	(118)	9.60

Outstanding at September 30, 2011	219	$9.60	2.85	$—

Exercisable at September 30, 2011	151	$9.60	2.55	$—

During the nine months ended September 30, 2011 and 2010, no SARS were granted. All SARs are to be settled in Company stock.
Stock Compensation Expense and Unrecognized Compensation
For the nine months ended September 30, 2011, stock compensation expense for stock options, restricted stock awards and stock appreciation rights were $0.3 million, a credit of $0.1 million, and $0.0 million, respectively, which includes out-of-period adjustments recorded for the three months ended March 31, 2011. For the nine months ended September 30, 2010, stock compensation expense for stock options, restricted stock and SARs were $0.4 million, $0.5 million and $0.7 million, respectively.
As of September 30, 2011, there was $0.9 million of total unrecognized compensation cost related to non-vested stock-based awards, which consisted of unrecognized compensation of $0.1 million related to stock options, $0.2 million related to restricted stock awards and $0.6 million related to stock appreciation rights. The cost for unrecognized compensation related to stock options, restricted stock awards and stock appreciation rights is expected to be recognized over a weighted average period of 2.4 years, 1.0 years and 1.5 years, respectively.
11. Accrued Liabilities
Accrued liabilities consist of the following as of (in thousands):

	September 30,	December 31,
	2011	2010
Future contractual lease obligations	$2,790	$4,733
Accrued commissions and bonuses	1,890	3,805
Accrued income taxes	1,963	254
Accrued paid time off	1,840	1,158
Accrued benefits	1,824	167
Accrued salaries	1,306	999
Other	3,080	3,771

Total accrued liabilities	$14,693	$14,887

12. Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period, which includes restricted stock that is fully vested. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. In periods of net loss, all dilutive shares are considered anti-dilutive.

For the three months ended September 30, 2011 and 2010, dilutive employee stock options and SARs totaling 0 and 1,483 weighted-shares, respectively, were included in the calculation. Weighted unvested restricted stock awards totaling 13,820 and 12,702 shares, respectively, have been included for the three months ended September 30, 2011 and 2010.
For the nine months ended September 30, 2011 and 2010, dilutive employee stock options and SARs totaling 163 and 26,856 weighted-shares, respectively, were included in the calculation. Weighted unvested restricted stock awards totaling 22,612 and 30,735 shares, respectively, have been included for the nine months ended September 30, 2011 and 2010.
The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share
Net income	$4,265	$5,934	$139	$110
Weighted average shares outstanding	9,676	9,603	9,655	9,604

Basic earnings per share	$0.44	$0.62	$0.01	$0.01

Diluted earnings per share:
Net income	$4,265	$5,934	$139	$110
Weighted average shares outstanding	9,676	9,603	9,655	9,604
Incremental shares attributable to the assumed exercise of outstanding stock options	14	26	22	49

Weighted average shares and equivalents	9,690	9,629	9,677	9,653

Diluted earnings per share	$0.44	$0.62	$0.01	$0.01

13. Income Taxes
The effective income tax rate was 82.2% and 94.4% for the nine months ended September 30, 2011 and September 30, 2010. The higher tax rate in 2010 and 2011 compared to our statutory tax rate of 40% is due to the write-off of deferred tax assets on expired or cancelled stock options of $1.3 million and $0.2 million in 2010 and 2011.
As of September 30, 2011 and December 31, 2010, GTSI had $0.1 million and $0.1 million, respectively, of total unrecognized tax benefits most of which would reduce its effective tax rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.
GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of September 30, 2011 and December 31, 2010. During the first nine months of 2011, the amount accrued for interest decreased by less than $0.1 million relating to the expiration of applicable statutes of limitations and increased by an immaterial amount for the remaining issues.

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

	Nine Months Ended
	September 30,
	2011	2010
Accrued warranties at beginning of period	$229	$215
Charges made against warranty liabilities	—	(15)
Adjustments to warranty reserves	(59)	(1)
Accruals for additional warranties sold	14	16

Accrued warranties at end of period	$184	$215

Maintenance Warranties
Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Deferred warranty revenue at beginning of period	$1,883	$798
Deferred warranty revenue recognized	(1,521)	(1,212)
Revenue deferred for additional warranties sold	577	3,118

Deferred warranty revenue at end of period	$939	$2,704

Letters of Credit
The Company provided a letter of credit in the amount of $2.4 million as of September 30, 2011 and December 31, 2010 for its office space lease signed in December 2007.
As of September 30, 2011 and December 31, 2010, the Company had an outstanding letter of credit in the amount of $7.8 million and $2.7 million, respectively, to guaranty the performance of the Company’s obligations under customer contracts.
Employment Agreements
At September 30, 2011, GTSI has change in control agreements with nine executives and key employees and severance agreements with six executives. These arrangements provide for payments of as much as 15 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of September 30, 2011, no accruals have been recorded for these agreements.

Contingencies
On October 1, 2010, GTSI received notice from the U.S. Small Business Administration (“SBA”) that GTSI was temporarily suspended from any future Federal government contracting based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the responsibility of GTSI as a government contractor. On October 19, 2010, the SBA lifted its temporary federal contract suspension on GTSI pursuant to an administrative agreement with GTSI (the “SBA Agreement”). As a result, GTSI is engaged in its business with most of its existing clients and pursuing new Federal government contracts, subject to the SBA Agreement.
Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal government contract, subcontract or any business that is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits involving small businesses serving as prime contractors, joint ventures with small businesses and participation in the SBA’s mentor-protégé program. As also required by the SBA Agreement, GTSI has retained, a SBA-approved monitor to report regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
In connection with the SBA Agreement, GTSI accepted the voluntary resignations of its chief executive officer and general counsel and suspended three other employees, who subsequently resigned. GTSI has conducted a review of its business ethics program that covers all employees and created a position and designated an employee as GTSI’s ethics officer, who is responsible for managing GTSI’s business ethics program. At least once each year, GTSI conducts an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s code of business ethics and the special requirements regarding government contracting and reports the results of such audit to the SBA and the monitor.
The U.S. Attorney’s Office is reviewing the same subject matter that led to the SBA’s temporary suspension of GTSI from Federal government contracting and the resulting SBA Agreement. GTSI has provided information in response to that inquiry.
GTSI will continue to cooperate with the continuing investigations of its conduct as a subcontractor for certain small businesses. The continuing investigations of GTSI by the Federal government may result in administrative, civil or criminal penalties, including a recommendation that may adversely affect or terminate GTSI’s ability to serve as a government contractor.
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

15. Related Party Transactions
On August 19, 2011, GTSI sold its 37% equity interest in Eyak Technology, LLC (“EyakTek”) to EyakTek for $20 million and settled all of the pending arbitration proceedings, litigation and related disputes with EyakTek and its officers and other owners, pursuant to a settlement and redemption agreement. GTSI had acquired the EyakTek equity interest in 2002 when GTSI invested approximately $0.4 million in EyakTek. GTSI was not the primary beneficiary of this “variable interest entity” because GTSI did not control EyakTek, whether through voting rights or other means. GTSI’s previous investment balance in EyakTek was included in the long-term receivables and other assets in the accompanying unaudited condensed consolidated balance sheets. The investment in EyakTek was accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. At September 30, 2011 and December 31, 2010, our investment balance for EyakTek was $0.0 million and $10.6 million, respectively, and for the nine months ended September 30, 2011 and 2010, our equity in earnings was $3.0 million and $6.0 million, respectively.
GTSI recognized sales to EyakTek and its subsidiary of $5.2 million and $25.7 million for the nine months ended September 30, 2011 and 2010, respectively. GTSI received a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek. Fees recorded by the Company, which are recognized when EyakTek sells to third party customers, are less than $0.1 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively, which are included in sales in the accompanying unaudited condensed consolidated statements of operations.
The following table summarizes EyakTek’s unaudited financial information for the periods included in the accompanying unaudited condensed consolidated statements of operations.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$28,742	$117,323	$167,795	$318,577
Gross margin	$3,613	$12,878	$21,881	$35,220
Net income	$1,761	$5,866	$8,213	$16,294
GTSI recorded a $7.3 million gain from the sale of its EyakTek equity interest; the details of the gain calculation are in the table below.

Cash	$20,000
Less: Cost basis of equity investment, net	(12,082)
Transaction Fees	(640)

Gain on sale of equity investment	$7,278

16. Subsequent Events
On August 19, 2011, GTSI sold its 37% equity investment in Eyak Technology, LLC (“EyakTek”) to EyakTek for $20 million. On October 4, 2011, the U.S. Department of Justice issued a press release reporting the indictment of four individuals accused of taking part in a conspiracy involving more than $20 million in over billings, bribes and kick back payments over the past four years in connection with task orders under contracts in which EyakTek was the prime contractor. One of the individuals indicted was an employee of EyakTek. EyakTek was not a named participant in the indictment but received a “show cause” letter from the Suspension and Disbarment Official of the Army related to the two matters described in the indictment. EyakTek believes that a loss related to these matters is probable.
Any potential impact to EyakTek’s financial statements (and whether or not there would be any material corresponding impact on GTSI’s financial statements) for periods prior to August 19, 2011 is unknown at this time. We believe, however, that if prior periods are materially impacted, it would reduce our EyakTek equity income in prior periods and increase our gain on the sale of our EyakTek equity investment but not necessarily by the same amount.

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
Disclosure Regarding Forward-Looking Statements
Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:
•	GTSI’s ability to comply with its obligations under the SBA Agreement and the outcome of the continuing related Federal government investigations

•	Adverse effects of possible increased governmental and regulatory scrutiny or negative publicity

•	Adverse effects of possible delay in the Federal Budget process or a Federal government shutdown

•	Our ability to retain or attract key management personnel

•	Changes in Federal government fiscal spending

•	Our ability to comply with our financial and other covenants under the Second Amended Credit Agreement may impact our ability to continue to operate our business

•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins

•	Our ability to shift our business model from a reseller of products to a high-end solutions provider

•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business

•	Negativity to our business due to the current global economic and credit conditions

•	Possible infrastructure failures

•	Any material weaknesses in our internal control over financial reporting

•	Possible changes in accounting standards and subjective assumptions may significantly affect our financial results

•	Continued net losses, if we fail to align costs with our sales levels

•	Our ability to effectively integrate current or future acquisitions, strategic investments or mergers and achieve expected synergies.

•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast

•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness

•	Our ability to adapt to consolidation within the OEM market place

•	Our ability to remain compliant with OEM certification requirements

•	Our dependence on certain strategic partners

•	Our ability to enter new lines of business
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
The IT solutions we offer to our customers are enterprise product-based, with many including a service component. Enterprise product-based components are identified and purchased by government procurement officers under standard government contracts, ranging from single agency contracts to those that are available to the entire U.S. Federal government or state government contracts such as U.S. Communities. In March 2011, GTSI was awarded by the General Services Administration a GSA IT Schedule 70 Contract for the sale of IT products and services. GTSI is classified as a “large business” on this schedule which covers the base period of March 21, 2011 through March 20, 2016, plus, if exercised by GSA, one five-year extension period.
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
On August 15, 2011, GTSI acquired Information Systems Consulting Group, Inc (“InSysCo”), a privately held Federal IT professional service provider. This acquisition expands GTSI’s professional services capabilities in the areas of software and database development and maintenance.
On August 19, 2011, GTSI sold its 37% EyakTek equity interest to EyakTek for $20 million and settled all of the pending arbitration proceedings, litigation and related disputes with EyakTek and its officers and other owners, pursuant to a settlement and redemption agreement.
SBA Agreement
On October 1, 2010, GTSI received notice from the SBA that GTSI had been temporarily suspended from any future Federal government contracting. On October 19, 2010, the SBA lifted the suspension it had imposed on GTSI pursuant to an administrative agreement with GTSI (the “SBA Agreement”). Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal government contract, subcontract or any business that is intended to benefit small businesses, including task orders and options on existing contracts. For a further discussion regarding the SBA Agreement see Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Other Information, Item 1 “Legal Proceedings” of this report.
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

Possible Material Trends, Demands, Commitments, Events and Uncertainties
Summarized below are some of the possible material trends, demands, commitments, events and uncertainties currently facing the Company:

•	We depend heavily on Federal government contracts. The Federal government’s delay in passage of the budget has delayed the appropriations process for many of the Federal agencies, which has negatively impacted our financial results for the nine months ended September 30, 2011 and may continue to impact our financial results during the remainder of 2011 and during 2012.

•	In the near term, we face some uncertainties due to the current business environment. We have continued to experience a longer contracting process with U.S. Department of Defense agencies, which is traditionally one of our stronger markets. This delay, along with the possibility of an overall decrease in Federal government IT spending may have an adverse effect on our financial condition, operating performance, revenue, income or liquidity.

•	The ramifications of the SBA’s temporary suspension in October 2010 continued to impact our sales and operating expenses during the nine months ended September 30, 2011 and will likely have an adverse effect on our sales and operating expenses for the remainder of 2011. Management has taken action in an effort to minimize the adverse effect on our future business, including the active recruitment for open sales positions. During the nine months ended September 30, 2011, the Company incurred additional SG&A expenses of approximately $0.5 million and $1.8 million related to legal and monitoring expenses, respectively, in connection with the SBA Agreement. If the Company fails to generate additional sales, mitigate impacted opportunities and reduce operating costs to offset reduced sales and added administrative costs related to our obligations and restrictions under the SBA Agreement it may have a material adverse effect on the Company’s business, results of operations and financial condition in future periods. The Company expects to incur additional SG&A expenses during the remainder of 2011 related to legal, professional and monitoring expenses in connection with the SBA Agreement.

•	A shift of expenditures away from programs that we support may cause Federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or to decide not to exercise options to renew contracts.

•	With our recent acquisition of InSysCo, we have recorded goodwill and intangible assets. The Company will be required to do impairment testing annually or when events dictate. An impairment of our goodwill or intangible assets may adversely impact our results of operations.
The Company’s financial results for the nine months ended September 30, 2011 were negatively impacted by the delay in the passage of the Federal government’s budget for 2011, various government agencies spending trends, continued consolidation within the OEM market place, competitive pricing pressures and weak sales activity in certain pockets of the hardware business, especially within the U. S. Department of Defense agencies.
In April 2011, the Company eliminated approximately 50 non-sales related positions, which included the termination of approximately 35 employees and the elimination of approximately 15 open positions. Total severance expense for the nine months ended September 30, 2011 was $0.6 million.

For the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010:
•	Total sales decreased $141.6 million.

•	Gross margin decreased $12.5 million.

•	Selling, General & Administrative expenses decreased $2.9 million.

•	Interest and other income increased $5.7 million.

•	Income before income taxes decreased $3.8 million.

•	Cash provided by operations increased $22.3 million.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:
•	Total sales decreased $226.8 million.

•	Gross margin decreased $16.3 million.

•	Selling, General & Administrative expenses decreased $10.8 million.

•	Interest and other income increased $4.3 million.

•	Income before income taxes decreased $1.2 million.

•	Cash provided by operations increased $69.1 million.
Critical Accounting Estimates and Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, transfer of receivables, valuation of inventory, capitalized internal use software, accounts payables and income taxes. For more information on critical accounting estimates and policies see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2010. We have discussed the application of these critical accounting estimates and policies with our Board of Directors’ Audit Committee.
Historical Results of Operations
The following table illustrates the unaudited percentage of sales represented by items in our condensed consolidated statements of operations for the periods presented.

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.9%	87.5%	82.0%	87.2%

Gross margin	18.1%	12.5%	18.0%	12.8%
Selling, general, and administrative expenses	18.5%	8.7%	21.7%	13.6%

(Loss) income from operations	(0.4)%	3.8%	(3.7)%	(0.8)%
Interest and other income, net	8.2%	0.9%	4.0%	1.2%

Income before taxes	7.8%	4.7%	0.3%	0.4%
Income tax expense	(3.3)%	(2.2)%	(0.3)%	(0.4)%

Net Income	4.5%	2.5%	0.0%	0.0%

The following tables indicate, for the periods indicated, the approximate sales by type and vendor along with related percentages of total sales (in millions).

	Three months ended				Nine months ended
	September 30				September 30
Sales by Type	2011		2010		2011		2010
Hardware	$49.9	52.1%	$144.3	60.8%	$143.4	58.0%	$312.1	65.8%
Software	30.5	31.8%	64.5	27.2%	61.9	25.0%	106.3	22.4%

Product	80.4	83.9%	208.8	88.0%	205.3	83.0%	418.4	88.2%
Services	14.0	14.6%	15.9	6.7%	32.3	13.1%	38.6	8.1%
Financing	1.4	1.5%	12.7	5.3%	9.8	3.9%	17.2	3.7%

Total	$95.8	100.0%	$237.4	100.0%	$247.4	100.0%	$474.2	100.0%

	Three months ended				Nine months ended
Sales by Vendor	September 30				September 30
(based on YTD 2011 sales)	2011		2010		2011		2010
Cisco	$8.8	9.2%	$50.7	21.4%	$33.8	13.7%	$107.1	22.6%
Microsoft	18.7	19.5%	11.6	4.9%	29.5	11.9%	21.2	4.5%
Hewlett Packard	7.3	7.6%	12.8	5.4%	28.9	11.7%	36.1	7.6%
Oracle	5.9	6.2%	11.9	5.0%	18.2	7.4%	44.0	9.3%
Dell	2.5	2.6%	22.1	9.3%	15.8	6.4%	48.8	10.3%
Others, net of reserves and adjustments	52.6	54.9%	128.3	54.0%	121.2	48.9%	217.0	45.7%

Total	$95.8	100.0%	$237.4	100.0%	$247.4	100.0%	$474.2	100.0%

Three Months Ended September 30, 2011 Compared With the Three Months Ended September 30, 2010
Sales
Total sales, consisting of product, services and financing revenue, decreased $141.6 million, or 59.6% from $237.4 million for the three months ended September 30, 2010 to $95.8 million for the three months ended September 30, 2011. The sales activity of each of the three product lines are discussed below. On August 15, 2011, we acquired InSysCo, which has contributed $3.1 million in total sales during the three months ended September 30 2011.
Product revenue includes the sale of hardware, software and licensed maintenance on the related software. Product sales decreased $128.4 million, or 61.5%, from $208.8 million for the three months ended September 30, 2010 to $80.4 million for the three months ended September 30, 2011. Product revenue as a percent of total revenue decreased from 88.0% for the three months ended September 30, 2010 to 83.9% for the three months ended September 30, 2011. During the three months ended September 30, 2011, the Company was impacted by continuing effects of the SBA Agreement, delay in the Federal government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Overall product revenue was down 61.5%, with hardware revenue declining 65.4% and software revenue decreasing 52.7% for three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
Hardware sales decreased $94.4 million, from $144.3 million for the three months ended September 30, 2010 to $49.9 million for the three months ended September 30, 2011. Hardware sales have declined primarily due to the impact of the SBA action and the uncertainty regarding the level and timing of U.S. government spending amid the uncertainty surrounding the Federal budget which has impacted government agencies resulting in delayed or reduced purchasing decisions. While we expect continuing demand for our products, the government has once again begun the new fiscal year under a continuing resolution and there is substantial uncertainty as to when the fiscal 2012 budget will be passed and, to the extent to which there will be budget reductions. Historically, this uncertainty has caused federal buyers to curtail or delay spending plans and this could adversely impact our sales opportunity.

Software sales decreased $34.0 million, from $64.5 million for the three months ended September 30, 2010 to $30.5 million for the three months ended September 30, 2011. Revenues are netted where we are not the primary obligor and we netted approximately $11.6 million and $22.2 million for the three months ended September 30, 2010 and 2011, respectively. Software revenue and hardware revenue are very closely related and are very often part of the same contract, therefore the reasons for the decline in software revenue are very similar to the decline in hardware, the SBA action and the federal budget uncertainties.
Services revenue includes the sale of professional services (including InSysCo), resold third-party services products, hardware warranties and maintenance on hardware. Revenues are netted where we are not the primary obligor and we netted approximately $31.8 million and $33.6 million for the three months ended September 30, 2010 and 2011, respectively. Services revenue decreased $2.0 million, or 12.3% from $15.9 million for the three months ended September 30, 2010 to $14.0 million for the three months ended September 30, 2011. Services revenue as a percent of total revenue increased from 6.7% for the three months ended September 30, 2010 to 14.6% for the three months ended September 30, 2011. Professional services are the main driver of the $2.0 services revenue decline. Professional services revenue declined by $1.6 million from $11.3 million for the three months ended September 30, 2011 as compared to $9.7 million for the three months ended September 30, 2010. The decline is professional services is due to a decline in the number of contracts between the comparable periods, offset by $3.1 million in revenue generated by InSysCo.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue decreased $11.2 million, or 88.8%, from $12.7 million for the three months ended September 30, 2010 to $1.4 million for the three months ended September 30, 2011. Leasing generally tracks product sales and is significantly lower compared to third quarter last year which is directly related to the lower sales overall for the company.
Although we offer our customers access to products from many vendors, 45.1% of our total sales in the third quarter of 2011 were products from five vendors. Microsoft was our top vendor in the third quarter of 2011 with sales of $18.7 million. Sales from these five vendors decreased by $65.9 million, or 60.4% for the three months ended September 30, 2011, mainly due to decreased demand with Cisco, Hewlett Packard, Dell, Oracle and Microsoft. As a percent of total sales, the third quarter of 2011 top five vendors decreased 0.9 percentage points to 45.1% for the three months ended September 30, 2011 from 46.0% for the three months ended September 30, 2010. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. In 2011, we consider Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, NetApp, Dell, Citrix, VMware and Hitachi as our largest strategic partners.
Gross Margin
Total gross margin, consisting of product, services and financing revenue less their respective cost of sales, decreased $12.5 million, or 41.9%, from $29.8 million for the three months ended September 30, 2010 to $17.3 million for the three months ended September 30, 2011. As a percentage of total sales, gross margin for the three months ended September 30, 2011 increased 5.5 percentage points from the three months ended September 30, 2010. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $8.7 million, or 44.2%, from $19.7 million for the three months ended September 30, 2010 to $11.0 million for the three months ended September 30, 2011. During the three months ended September 30, 2011, the Company’s gross margin was impacted by lower revenue due to the lingering effects of the SBA Agreement, delay in the Federal government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Product gross margin as a percentage of sales increased 4.3 percentage points from 9.4% for the three months ended September 30, 2010 to 13.7% for the three months ended September 30, 2011. The increase in product gross margin percentage was due to several large projects with favorable gross margin primarily from better pricing from vendor and higher revenue netting for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Services gross margin increased $0.3 million, or 5.5%, from $4.9 million for the three months ended September 30, 2010 to $5.2 million for the three months ended September 30, 2011. The gross margin increase was driven by an overall decline in the base business of $0.4 million or 8.6% due to the overall decline in government spending, offset by an increase of $0.7 million or 22.5% from the impact of InSysCo acquisition. Services gross margin as a percentage of sales increased 6.2 percentage points from 31.1% for the three months ended September 30, 2010 to 37.3% for the three months ended September 30, 2011.
Financing gross margin decreased $4.0 million, or 78.3% from $5.1 million for the three months ended September 30, 2010 to $1.1 million for the three months ended September 30, 2011. Gross margin as a percentage of sales increased 37.7 percentage points from 40.6% for the three months ended September 30, 2010 to 78.3% for the three months ended September 30, 2011. Gross margin dollars decreased primarily due to the lower revenue, while gross margin percentage improvement quarter over quarter is driven by the mix of transactions resulting in higher margin.
Selling, General & Administrative Expenses (“SG&A”)
During the three months ended September 30, 2011, SG&A expenses decreased $2.9 million, or 14.1% from the same period in 2010. SG&A as a percentage of sales increased to 18.5% in the third quarter of 2011 from 8.7% for the same period in 2010. InSysCo had $0.9 million in SG&A expenses for the period which included non-recurring retention bonus expense related to the acquisition of $0.5 million. SG&A, net of InSysCo decreased $3.8 million or 18.7% and as a percentage of sales increased 9.4 percentage points compared to September 30, 2010. In response to lower sales, management has taken a proactive approach to reduce SG&A costs accordingly. As a result, personnel and incentive costs have decreased $2.6 million and $1.3 million, respectively, for the three months ended September 30, 2011 as compared to the same period in 2010. In addition, cost containment strategies resulted in $0.2 million in lower travel and entertainment expenses and $0.5 million in other operating expenses compared to the three months ended September 30, 2010. These savings are offset by an increase of $0.4 million in marketing costs primarily due to less vendor renewal registration fee income and $0.2 million increase in consulting and professional fees due to the SBA Agreement.

Interest and Other Income, Net
Interest and other income, net, for the three months ended September 30, 2011 was $7.8 million as compared to $2.1 million for the same period in 2010. The increase in interest and other income, net, was due to primarily to a $7.3 million gain on the sale of our EyakTek equity interest, offset by the discontinuation of equity earnings recognized from such equity interest beginning in the third quarter, as well as a slight decrease in interest income and interest expense compared to September 30, 2011.
Income Taxes
The effective income tax rate was 42.7% and 47.3% for the three months ended September 30, 2011 and 2010, respectively. The higher tax rate in 2010 vs. 2011 is due to a reduction in the write-off of deferred tax assets on expired or cancelled stock options of $1.0 million in 2010 compared to $0.1 million in 2011.
A tax benefit of less than $0.1 million in 2011 was recognized related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices which was fully offset by a write-off of deferred tax assets of $0.1 million in 2011 on expired or cancelled stock options.
A net income tax benefit of less than $0.1 million was recognized in 2010 related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices.
Nine Months Ended September 30, 2011 Compared With the Nine Months Ended September 30, 2010
Sales
Total sales, consisting of product, services and financing revenue, decreased $226.8 million, or 47.8% from $474.2 million for the nine months ended September 30, 2010 to $247.4 million for the nine months ended September 30, 2011. The sales activity of each of the three product lines are discussed below. InSysCo contributed $3.1 million in total sales during the three months ended September 30, 2011.
Product revenue includes the sale of hardware, software and licensed maintenance on the related software. Product sales decreased $213.1 million, or 50.9%, from $418.5 million for the nine months ended September 30, 2010 to $205.4 million for the nine months ended September 30, 2011. Product revenue as a percent of total revenue decreased from 88.2% for the nine months ended September 30, 2010 to 83.0% for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, the Company was impacted by the continuing effects of the SBA Agreement, delay in the Federal government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Overall product revenue was down 50.9%, with hardware revenue declining 54.0% and software revenue decreasing 41.8% for nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
Hardware sales decreased $168.7 million, from $312.1 million for the nine months ended September 30, 2010 to $143.4 million for the nine months ended September 30, 2011. Hardware sales have primarily declined due to the impact of the SBA action and the uncertainty regarding the level and timing of U.S. government spending amid the uncertainty surrounding the Federal budget has impacted government agencies resulting in delayed or reduced purchasing decisions. While we expect continued demand for our products, the government has once again begun the new fiscal year under a continuing resolution and there is substantial uncertainty as to when the fiscal 2012 budget will be passed and, to the extent to which there will be budget reductions. Historically, this uncertainty has caused federal buyers to curtail or delay spending plans and this could adversely impact our sales opportunity.
Software sales decreased $44.4 million, from $106.3 million for the nine months ended September 30, 2010 to $61.9 million for the nine months ended September 30, 2011. Revenues are netted where we are not the primary obligor and we netted approximately $32.0 million and $57.4 million for the three months ended September 30, 2010 and 2011, respectively. Software revenue and hardware revenue are very closely related and are generally part of the same contract. Consequently the reasons for the decline in software revenue are very similar to the decline in hardware; the SBA action and the federal budget uncertainties.

Services revenue includes the sale of professional services, resold third-party service products, hardware warranties and maintenance on hardware. Revenues are netted where we are not the primary obligor, we netted approximately $84.5 million and $71.4 million for the nine months ended September 30, 2010 and 2011, respectively. Services revenue decreased $6.3 million, or 16.4% from $38.6 million for the nine months ended September 30, 2010 to $32.3 million for the nine months ended September 30, 2011. Services revenue as a percent of total revenue increased from 8.1% for the nine months ended September 30, 2010 to 13.0% for the nine months ended September 30, 2011. Professional services are the main driver of the $6.3 million services revenue decline. Professional services revenue declined by $5.9 million from $22.1 million for the nine months ended September 30, 2011 as compared to $28.0 million for the nine months ended September 30, 2010. The decline in professional services is due to a decline in the number of contracts between the comparable periods, offset by $3.1 million in revenue generated by InSysCo.
Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue decreased $7.4 million, or 43.3%, from $17.2 million for the nine months ended September 30, 2010 to $9.8 million for the nine months ended September 30, 2011. Leasing generally tracks product sales and is significantly lower compared to the nine months ended September 30, 2010 which is directly related to lower sales overall for the Company.
Although we offer our customers access to products from hundreds of vendors, 51.1% of our total sales for the nine months ended September 30, 2011 were products from five vendors. Cisco was our top vendor in the first three quarters of 2011 with sales of $33.8 million. Sales from these five vendors decreased by $131.0 million, or 50.9% for the nine months ended September 30, 2011, mainly due to decreased activity with Cisco, Oracle, Dell and Hewlett Packard; partially offset by increased activity with Microsoft. As a percent of total sales, the sales from top five vendors decreased 3.2 percentage points to 51.1% for the nine months ended September 30, 2011 from 54.3% for the nine months ended September 30, 2010. Our top five vendors may fluctuate between periods because of the timing of certain large contracts. In 2011, we consider Cisco, Microsoft, Oracle, Hewlett Packard, Panasonic, NetApp, Dell, Citrix, VMware and Hitachi as our strategic partners.
Gross Margin
Total gross margin, consisting of product, services and financing revenue less their respective cost of sales, decreased $16.3 million, or 26.8%, from $60.8 million for the nine months ended September 30, 2010 to $44.5 million for the nine months ended September 30, 2011. As a percentage of total sales, gross margin for the nine months ended September 30, 2011 increased 5.2 percentage points from the nine months ended September 30, 2010. The gross margin activity of each of the three product lines are discussed below.
Product gross margin decreased $12.4 million, or 31.2%, from $39.6 million for the nine months ended September 30, 2010 to $27.3 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, the Company’s gross margin was impacted by lower revenue due to the lingering effects of the SBA Agreement, delay in the Federal government’s passage of the budget for 2011, an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy and weak sales activity in certain pockets of the hardware and software commodity segments. Product gross margin as a percentage of sales increased 3.8 percentage points from 9.5% for the nine months ended September 30, 2010 to 13.3% for the nine months ended September 30, 2011. The increase in product gross margin percentage was due to several large projects with favorable gross margin percentages primarily from better pricing from vendor and higher revenue netting for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
Services gross margin decreased $2.1 million, or 16.4%, from $13.0 million for the nine months ended September 30, 2010 to $10.9 million for the nine months ended September 30, 2011. The gross margin decrease was driven by an overall decline in the base business of 21.7%, due to the overall decline in government spending and lower revenue netting, offset by an increase of 22.5% from the impact of InSysCo. Services gross margin as a percentage of sales was unchanged.
Financing gross margin decreased $1.8 million, or 22.0% from $8.1 million for the nine months ended September 30, 2010 to $6.3 million for the nine months ended September 30, 2011. Financing gross margin as a percentage of sales increased 17.7 percentage points from 47.3% for the nine months ended September 30, 2010 to 65.0% for the nine months ended September 30, 2011. Gross margin dollars decreased primarily due to the lower revenue, while gross margin percentage improvement quarter over quarter is driven by the mix of transactions resulting in higher margin.

Selling, General & Administrative Expenses (“SG&A”)
During the nine months ended September 30, 2011, SG&A expenses decreased $10.8 million, or 16.8% compared to the same period in 2010. SG&A as a percentage of sales increased from 13.6% in the first three quarters of 2010 to 21.7% over the same period in 2011. InSysCo had $0.9 million in SG&A expenses for the period which included non-recurring retention bonus expense related to the acquisition of $0.5 million. SG&A, net of InSysCo decreased $11.7 million or 18.2%, and as a percentage of sales, increased 8.0 percentage points compared to September 30, 2010. In response to lower sales, management has taken a proactive approach to reduce SG&A costs accordingly. As a result, personnel and incentive costs have decreased 10.1 million and 2.8 million, respectively for the nine months ended September 30, 2011 as compared to September 30, 2010. In addition cost containment strategies have resulted in $0.7 million of lower travel expenses, $0.3 million of lower marketing expenses and $0.4 million of lower other operating expenses. These decreases are offset by $2.5 million in higher consulting and professional fees, mainly due to the SBA agreement during the nine months ended September 30, 2011.

Interest and Other Income, Net
Interest and other income, net, for the nine months ended September 30, 2011 was $10.0 million as compared to $5.6 million for the same period in 2010. The increase in interest and other income, net, was due to primarily to a $7.3 million gain on the sale of our EyakTek equity offset by $3.0 million in lower equity earnings recognized from the investment in EyakTek, due in part to the sale in the third quarter. In addition, there was a slight decrease in interest income and interest expense compared to September 30, 2011.
Income Taxes
GTSI had income of $0.8 million and $1.9 million before income taxes for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rate benefit was 82.2% and 94.4% for the nine months ended September 30, 2011 and September 30, 2010. The higher tax rate in 2010 and 2011 compared to our statutory tax rate of 40% is due to the write-off of deferred tax assets on expired or cancelled stock options of $1.3 million and $0.2 million in 2010 and 2011.
An income tax benefit of $0.1 million was recognized for the decrease in accrued interest and penalties for uncertain tax positions due to the expiration of applicable statute of limitations in 2011. The tax benefit was offset for a write-off of deferred tax assets of $0.2 million in 2011 on expired or cancelled stock options.
A net income tax benefit of less than $0.1 million related to the accrual of interest and penalties for uncertain tax positions and payment of state income tax notices.
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
Liquidity and Capital Resources

Cash flows for the nine months ended September 30,
(in millions)	2011	2010	Change

Cash provided by (used in) operating activities	$60.0	$(9.1)	$69.1
Cash provided by (used in) investing activities	$7.8	$(0.3)	$8.1
Cash (used in) provided by financing activities	$(15.5)	$18.8	$(34.3)

Net Cash provided	$52.3	$9.4	$42.9
During the nine months ended September 30, 2011, our cash balance increased $52.3 million from our December 31, 2010 balance.

For the nine months ended September 30, 2011, we generated cash from operating activities of $60.0 million compared to cash used from operating activities of $9.1 million during the comparable period for 2010. The majority of the $69.1 million increase in cash provided by operations is attributable to changes of $42.7 million in accounts receivable and $24.5 million non AP floor plan suppliers and vendors. The change in accounts receivable is a direct correlation to the 47.8% decline in sales while the change in accounts payable is due to a reduction in SG&A expenses offset by a shift from floor plan vendors to non floor plan vendors, primarily Microsoft. Other contributing factors to the increase in cash generated from operations include a decrease between comparable periods in inventory of $9.1 million, as well as a decrease in deferred tax assets of $3.0 million offset by the net gain from the sale of EyakTek of $7.3 million and an increase of $0.9 million from the net equity earnings from EyakTek.
Cash provided by investing activities for the nine months ended September 30, 2011 was $7.8 million due to the sale of our EyakTek equity for $20.0 million offset by InSysCo acquisition for $12.0 million and some purchases of depreciable assets of $0.2 million.
Cash used in financing activities for the nine months ended September 30, 2011 increased by $34.3 million as compared to the nine months ended September 30, 2010. For the comparable periods, net payments on the floor plan loans were $14.9 million for the nine months ended September 30, 2011 compared to $19.8 million in net borrowings for the nine months ended September 30, 2010. This increase was driven by the repayment of AP floor plan vendors at a greater rate than borrowings which is directly related to the sales decline in the business as well as a shift from floor plan vendors to non floor plan vendors, primarily due to higher percentage of purchases from Microsoft which is not a floor plan vendor. In addition, the Company incurred $0.5 million of deferred financing costs related to the Second Amended Credit Agreement offset by less stock repurchases of $0.8 million.
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
On August 12, 2011, GTSI entered into a First Amendment to Second Amended and Restated Credit Agreement with its lenders. The First Amendment amends, among other provisions, the definition of (a) “Borrowing Base” to include a “Liquidity Reserve” as a deduction there from and (b) “Total Debt Service Coverage Ratio” to include the accrual during the respective 12-month period of fees payable by GTSI as debt service expenses of GTSI in determining if it is in compliance with the Total Debt Service Coverage Ratio covenant. In addition, the First Amendment also provides the lenders’ consent to GTSI’s previously announced acquisition of InSysCo.

On August 30, 2011, GTSI entered into a Second Amendment to Second Amended and Restated Credit Agreement with its lenders. The Second Amendment permits GTSI to purchase its common stock subject to certain terms and conditions, including that such purchases cannot exceed an aggregate purchase price of $5 million.
As of September 30, 2011, borrowing capacity and availability under the Second Amended Credit Agreement was as follows (in thousands):

Total Credit Agreement	$100,000
Borrowing base limitation	(32,850)

Total borrowing capacity	67,150
Less: non-interest bearing advances (floor plan loans)	(20,291)
Less: letters of credit	(10,248)

Total unused availability	$36,611

As of September 30, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Second Amended Credit Agreement and as reflected above, unused available credit thereunder of $36.6 million.
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
The Second Amended Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. The Second Amended Credit Agreement also requires the Company to provide the lenders with certain information. The Company was in compliance with all financial and informational covenants in the Second Amended Credit Agreement as of September 30, 2011.
The Company uses the Second Amended Credit Agreement to finance inventory purchases from approved vendors. Inventory purchases under the Second Amended Credit Agreement usually have 60-day terms. Balances that are paid within the 60-day period do not accrue interest and are classified as floor plan financing in our balance sheet.

To the extent that we have credit availability under the Second Amended Credit Agreement, we are able to extend the payment terms past the 60-day period. Amounts extended past the no interest period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at September 30, 2011 or December 31, 2010. These extended payment balances under the Second Amended Credit Agreement accrue interest at the 1-Month LIBOR plus 275 basis points.
The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.5 million of loan financing costs related to the Second Amended Credit Agreement in May 2011. Deferred financing costs were $0.4 million and less than $0.1 million as of September 30, 2011 and December 31, 2010, respectively.

Liquidity
Our working capital as of September 30, 2011 increased approximately $0.6 million from our working capital at December 31, 2010. GTSI’s current liabilities decreased by $8.0 million offset by the decrease in current assets of $7.3 million. The changes resulted primarily as a result of the decline in sales offset by the corresponding decrease in costs.
During 2009, the Company began using the extended channel financing arrangement in its credit agreements for inventory financing and working capital requirements. Our balance outstanding as of September 30, 2011 under this program was $20.3 million with additional availability of $36.6 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of September 30, 2011, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $17.9 million with additional availability of $68.8 million.
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
We anticipate that we will continue to rely primarily on operating cash flow, vendor lines of credit and our Second Amended Credit Agreement to finance our operating cash needs. We believe that such funds should be sufficient to satisfy our anticipated cash requirements for operations during the next 12 months.
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
Effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2011, the new accounting guidance for multiple-deliverable revenue arrangements and the new guidance related to the scope of existing software revenue recognition guidance. The guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting. The new guidance changes the level of evidence of stand-alone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The guidance applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price if available and third-party evidence of selling price, when vendor specific objective evidence is unavailable. Under the new guidance, the Company uses the margin approach to determine the best estimate of selling price. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . ASU 2010-28 addresses how to apply Step 1 of the goodwill impairment test when a reporting unit has a zero or negative carrying amount. ASU 2010-28 requires for those reporting units with a zero or negative carrying amount to perform Step 2 of the impairment test if qualitative factors indicate that it is more likely than not that goodwill impairment exists. ASU 2010-28 is effective for annual and interim periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires public entities to disclose certain pro forma information about the revenue and earnings of the combined entity within the notes to the financial statements when a material business combination occurs. The pro forma revenue and earnings of the combined entity must be presented as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also requires that this disclosure include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This adoption did not affect our unaudited condensed consolidated financial statements as we did not deem the business combination of InSysCo to be material to our financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which changes the manner in which comprehensive income is presented in the financial statements. The guidance in ASU 2011-05 removes the current option to report other comprehensive income (“OCI”) and its components in the statement of changes in equity and requires entities to report this information in one of two options. The first option is to present this information in a single continuous statement of comprehensive income starting with the components of net income and total net income followed by the components of OCI, total OCI, and total comprehensive income. The second option is to report two consecutive statements; the first statement would report the components of net income and total net income in a statement of income followed by a statement of OCI that includes the components of OCI, total OCI and total comprehensive income. The statement of OCI would begin with net income. The ASU does not change what is required to be reported in other comprehensive income or impact the computation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with the application of the ASU applied retrospectively for all periods presented in the financial statements. The Company has no items of other comprehensive income in any period presented. Therefore, net income as presented in the Company’s Statement of Operations equals comprehensive income.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption of this update is permitted. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
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

GTSI entered into the Amended Credit Agreement as of October 19, 2010 to amend the Credit Agreement by reducing the total facility limit from $135 million to $100 million and the revolving loan facility limit from $60 million to $45 million. The Amended Credit Agreement carried an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. On May 31, 2011, we entered into the Second Amended Credit Agreement to amend the Amended Credit Agreement. The Second Amended Credit Agreement extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.
The Second Amended Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.
Our results of operations may be affected by changes in interest rates due to the impact those changes have on any borrowings under our Second Amended Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of September 30, 2011 and December 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $36.6 million and $49.9 million, respectively. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. We acquired InSysCo on August 15, 2011. InSysCo is included in our September 30, 2011 consolidated financial statements and constituted, in the aggregate, 9% of consolidated total assets at September 30, 2011, 1% of consolidated total revenues, and a loss of 4% of consolidated gain from operations for the nine months ended September 30, 2011. Since the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include InSysCo. This exclusion is consistent with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 1, 2010, the SBA notified GTSI that GTSI was temporarily suspended from any future Federal government contracting based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the responsibility of GTSI as a government contractor. On October 19, 2010, the SBA lifted its temporary federal contract suspension on GTSI pursuant to an administrative agreement with GTSI (the “SBA Agreement”). As a result, GTSI is engaged in its business with most of its existing clients and pursuing new Federal government contracts, subject to the SBA Agreement.

Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal government contract, subcontract or any business, that is intended to benefit small businesses, including task orders and options on existing contracts. This includes benefits involving small businesses serving as prime contractors, joint ventures with small businesses and participation in the SBA’s mentor-protégé program. As also required by the SBA Agreement, GTSI has retained a SBA-approved monitor to report regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.
In connection with the SBA Agreement, GTSI accepted the voluntary resignations of its chief executive officer and general counsel and suspended three other employees, who subsequently resigned. GTSI has conducted a review of its business ethics program that covers all employees and created a position and designated an employee as GTSI’s ethics officer, who is responsible for managing GTSI’s business ethics program. At least once each year, GTSI conducts an internal audit of its business practices, procedures, policies and internal controls for compliance with the SBA Agreement, GTSI’s code of business ethics and the special requirements regarding government contracting and report the results of such audit to the SBA and the monitor.
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
EyakTek
On August 19, 2011, GTSI sold its 37% EyakTek equity interest to EyakTek for $20 million and settled all of the pending arbitration proceedings, litigation and related disputes with EyakTek and its officers and other owners, pursuant to a settlement and redemption agreement. For additional information regarding GTSI’s settled EyakTek-related arbitration proceedings, litigation and other disputes, see Item 3 “Legal Proceedings” of Part I of GTSI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”) and Item 1 “Legal Proceedings” of Part II of GTSI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
As previously reported, Eyak Corp. had submitted a letter to GTSI in November 2010 demanding, as the holder of 100 shares of GTSI’s common stock, that GTSI investigate and take action on the matters set forth in the letter, including an investigation of previous disclosures by GTSI of its disputes and litigation with EyakTek and Eyak Corp. and of Eyak Corp.’s allegations of related breaches of fiduciary duty by GTSI directors and officers. In view of the findings of a special committee of GTSI’s Board of Directors that the allegations in Eyak Corp.’s letter were unfounded and of the settlement of all pending arbitration proceedings, litigation and related disputes with EyakTek and Eyak Corp., GTSI’s board of directors and its special committee are no longer investigating these matters.

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
None.
(b) Use of Proceeds
None.

(c) Issuer Purchases of Equity Securities
On June 8, 2009, GTSI’s Board of Directors authorized a program for periodic purchases of GTSI common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million, replacing GTSI’s stock repurchase program announced in December 2008. In October, 2010 GTSI Corp. entered into the Amended Credit Agreement which among other things, prohibits GTSI from purchasing any of its common stock.
On August 30, 2011, GTSI entered into a Second Amendment to Second Amended Credit Agreement which permits GTSI to purchase its common stock subject to certain terms and conditions, including that such purchases cannot exceed an aggregate purchase price of $5 million. On August 31, 2011, the Board of Directors authorized a share repurchase program pursuant to Rules 10b5-1 and 10b-18 of the Exchange Act permitting the Company to repurchase its common stock up to an aggregate purchase price of $5 million.
The following table sets forth the purchases of our common stock we made during the three months ended
September 30, 2011.

	(a)		Total Number of	Maximum Dollar
	Total		Shares Purchased	Value of Shares
	Number	Average	as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
July 1 to July 31	—	$—	—	$—
August 1 to August 31	—	$—	—	$5,000,000
September 1 to September 30	25,538	$4.49	25,538	$4,885,378

	25,538	$4.49	25,538

Year to date restricted stock lapses acquired January 1, 2011 to September 30, 2011				5,650
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

GTSI Corp.
Date: November 14, 2011	/s/ STERLING E. PHILLIPS, JR.
Sterling E. Phillips, Jr.
Chief Executive Officer

Date: November 14, 2011	/s/ PETER WHITFIELD
Peter Whitfield
Senior Vice President and Chief Financial Officer

Exhibit
Number	Description

2.1	Stock Purchase Agreement between GTSI Corp and Information Systems Consulting Group, Inc., dated August 15, 2011 (3)
10.1	First Amendment to Second Amended and Restated Credit Agreement and Consent, dated August 12, 2011 (4)
10.1	Settlement and Redemption Agreement between GTSI Corp. and Eyak Technology, LLC., dated August 19, 2011 (5)
10.1	Second Amendment to Second Amended and Restated Credit Agreement and Consent, dated August 30, 2011 (6)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Other Events (1)
99.1	Results of Operations and Financial Condition (2)
99.1	Other Events (3)
99.1	Other Events (5)
99.1	Other Events (6)

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 9, 2011

(2)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 15, 2011

(3)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 17, 2011

(4)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 17, 2011

(5)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 19, 2011

(6)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 31, 2011