Form 10-K
period 2011-12-31
GTSI CORP
filed 2012-03-29
CIK 850483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2011 was $42, 361,175.

The number of shares outstanding of the registrant’s common stock on March 20, 2012 was 9,672,177.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference to GTSI’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of GTSI’s Stockholders scheduled to be held on May 25, 2012.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), relating to our operations that are based on our current expectations, estimates and projections. Words such as “expect,” “believe,” “anticipate,” “plan,” “intend” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from what is expressed or projected in these forward-looking statements. The reasons for this include the factors discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K. We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

PART I

ITEM 1.	BUSINESS

Company Overview

All references in this Annual Report on Form 10-K (this “Form 10-K”) to “GTSI,” “Company,” “we,” “us” and “our” refer to GTSI Corp. and its consolidated subsidiaries (unless the context otherwise indicates).

GTSI is a leading provider of technology solutions and services to the Federal government, state and local governments, and to prime contractors. Founded in 1983, the Company has helped meet the unique information technology (“IT”) needs of more than 1,700 governmental agencies nationwide. GTSI professionals draw on their deep customer knowledge, strategic partnerships, and more than 740 industry certifications to guide agencies in selecting the most cost-effective technology solutions and services available. GTSI has extensive capabilities and past performance in data center, networking, collaboration, security, custom Capability Maturity Model Integration (CMMI) Level 3 software development, and cloud computing solutions. In addition, GTSI's advanced engineering, integration, and financial services and broad portfolio of contracts ease the planning, purchasing, and deployment of solutions, and facilitates the management of mission-critical IT throughout the lifecycle.

We offer a competitive mix of logistical and procurement support to the Federal government, state and local governments, and prime contractors. Our total sales were $356.7 million, $666.7 million and $761.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The approximate percentage of our sales by customer type for the years ended December 31 2011, 2010, and 2009 was:

	September 30,	September 30,	September 30,
	2011	2010	2009
Federal Government	72%	67%	72%
Prime Contractors	18%	29%	23%
State and Local Governments	10%	4%	5%

Total	100%	100%	100%

On August 15, 2011, GTSI acquired Information Systems Consulting Group, Inc (“InSysCo”), a privately held Federal IT professional service provider. This acquisition expands GTSI's Services capabilities in the areas of software and database development and maintenance.

GTSI Solutions

GTSI leverages expertise in storage, computing, security, networking, and mobility technologies into packaged IT infrastructure solutions that include:

•	Data Center Consolidation and Optimization Solutions

•	Server and Desktop Virtualization Solutions

•	Cloud Computing Solutions

•	Network Modernization Solutions

•	Unified Communications and Collaboration Solutions

•	Database and Software Development Solutions

•	Asset Management Solutions

•	Financial Services Solutions (TLM)

GTSI designs, deploys, manages and supports these solutions using:

•	Innovative COTS hardware and software from technology innovators

•	Professional and program management services from certified engineers and project managers

•	Proven, repeatable processes

•	Multiple contract vehicles

GTSI has evolved into the first government-focused IT infrastructure solutions provider offering a Technology Lifecycle Management (TLM) approach. Through disciplined and proactive planning, TLM provides the framework for agencies to effectively and efficiently address all stages of the technology lifecycle, from initial assessment to acquisition, implementation, refresh, and disposal. The GTSI Financial Services provides government agencies with a solution to overcome budget challenges while implementing mission-critical IT infrastructure solutions.

GTSI Services

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

GTSI also provides software development and information technology services through an award-winning, wholly owned subsidiary, InSysCo. InSysCo is comprised primarily of former Federal government business and IT personnel. InSysCo blends these skill-sets with industry experts who have extensive experience in IT development, using industry best practices. InSysCo's technical, business, and operations personnel average over 30 years of IT and business experience. InSysCo is appraised at CMMI Level 3, and is adept at understanding business requirements and developing systems within budget and on schedule.

Our project managers and certified engineers can design, deploy, manage, and support integrated IT infrastructure solutions in helping Federal clients with:

•	Software Development and Maintenance

•	Program and Project Management

•	Database Development and Maintenance

•	Legacy Systems Modernization

Additional information related to net income, total assets, significant customers and long-lived assets is provided in the consolidated financial statements and the accompanying notes to the consolidated financial statements appearing in Part II, Item 8 of this Form

10-K.

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

Retain and Obtain Government Contracts and Utilize Flexible Contract Vehicles

GTSI holds a wide range of government contracts, including multimillion dollar, multiyear contract vehicles with the U.S. Department of Defense (“DoD”) and several Federal Civilian agencies, as well as multiple award schedules and blanket purchasing agreements with DoD, Federal Civilian agencies and state and local agencies. In addition, we also serve as a subcontractor, providing products and services to other companies holding government contracts. GTSI intends to continue identifying and pursuing contract vehicles that best leverage our broad selection of solutions, services, integration and distribution capabilities and partner relationships.

Continue to expand our Solutions and Services businesses through strategic acquisitions and organic growth

In August 2011, we executed on our strategy to expand professional services and completed the acquisition of InSysCo, a systems integrator, solutions and services provider to Federal, state and local governments. GTSI also continues to develop and deliver information technology solutions that include products from OEM partners in the areas of Client End-Points, Networking, Data Center and Security. GTSI will continue to enable said solutions through consulting, integration, delivery and support services.

Provide a High-Quality Centralized Source for Procuring IT Products and Services

In addition to offering a comprehensive line of computer hardware, software and peripheral products, GTSI offers pre- and post-sales technical support and assistance in the selection, configuration, installation and maintenance of the products and systems that we sell. We offer a wide range of IT solutions and products plus the convenience, flexibility and cost savings of obtaining infrastructure technology solutions from a centralized source. As we interact with our customers, we focus on providing high quality customer services associated with the order, delivery, installation and repair of the products we sell. In addition to our heritage product offerings, we also have capabilities to meet our customers’ needs with regard to data centers, networks, client devices and physical security.

Customers

Federal government & Prime Contractors

GTSI has been dedicated to the Federal, state and local government marketplaces since our incorporation in 1983. Historically, at least 20% of our revenue comes from prime contractors. Our most significant subcontracts are with companies such as NCI, Lockheed Martin, Northrop Grumman, Raytheon, and Jacobs Engineering. Our top customer relationships include the U.S. Department of Army, U.S. Department of Veterans Affairs, Department of Homeland Security, Internal Revenue Service (“IRS”) and the Federal Bureau of Investigation. While GTSI derives the majority of its sales from DoD and Federal Civilian sectors; we are also focused on continuing to increase our positions in the state and local government and U.S. Intelligence marketplaces. The breakout of our Federal government sales is approximated below:

	September 30,	September 30,	September 30,
	2011	2010	2009
DoD	37%	30%	38%
Federal Civilian Agencies	43%	40%	37%
Prime Contractors	20%	30%	25%

Total	100%	100%	100%

State and Local

GTSI’s sales in state and local government markets are generated mostly from county and city agencies. Cities and counties are faced with maintaining government services, including urban security and safety, that improve the quality of life for constituents. With reduced budgets and workforce, agencies are forced to re-examine core competencies and outsource labor to maximize the efficiencies provided by advancing technology. Automating processes and achieving operational efficiency are essential to cutting costs and addressing budget constraints. The U.S. Communities Program provides a contract vehicle that enables GTSI to address customer requirements, offer a needs assessment, procure best-of-breed technologies and be responsible for the delivery.

Because Federal funds are available to state and local governments for protection against terrorist and criminal threats, we plan to increase our state and local business by focusing our Physical Security practice on education, city infrastructure, maritime ports and airports. In addition, our Mobile Evidence Capture (“MEC”) practice focuses on law enforcement and public safety. MEC enables digital in-car video evidence to be captured, transmitted, stored and retrieved without human manipulation to quickly and effectively comply with prosecution processes. Much like Physical Security solutions, MEC is moving from analog to digital, leveraging GTSI technical resources, competencies in security, wireless, networking and storage while using existing processes for project management and services implementation.

Contracts

GTSI achieves its sales through Federal, state and local government contracts and open market procurements. GTSI holds multiple contracts that include indefinite delivery/indefinite quantity (“IDIQ”) contracts, blanket purchase agreements (“BPAs”), and stand-alone contracts.

We typically pursue formal government Request For Quotes (RFQ’s) and Request For Proposals (RFP’s). The basis for award on many of these contracts is “best value” to the government, which can be a combination of price, management and technical expertise, past performance or other factors specified in the RFQ/RFP. We seek to use our professional services and other delivery capabilities, vendor relationships, purchasing power, supply chain management and procurement expertise to compete successfully on Federal government bid opportunities. These procurements may involve millions of dollars in total sales, span multiple years and provide a purchasing vehicle for many government agencies. Items offered under our contracts include IT hardware and software as well as program/project management services, technical/engineering services, life-cycle maintenance and training services.

Many of our contracts allow GTSI to deliver comprehensive, enterprise-wide solutions that include both products and professional services. GTSI has established a team of experienced program managers to increase the size and scope of our program/project portfolio and manage programs of increasing complexity.

Indefinite Delivery/Indefinite Quantity (“IDIQ”)

GTSI holds a number of IDIQ contracts pursuant to which the government establishes a purchasing vehicle without specifying purchase dates or quantity. There are three types of IDIQ contracts: government-wide acquisition contracts (“GWAC”), multiagency contracts and single agency contracts. A GWAC is a task-order or delivery-order contract for information technology established by a single Federal agency for government-wide use upon approval by the Office of Management and Budget, while MACs accept orders from the same agency, and from other agencies under the authority of the Economy Act.

One of our largest IDIQ contracts is the GSA Schedule 70 contract for the sale of IT products and services. The schedule 70 contract is a GWAC contract and our current contract has valid pricing through March 20, 2016.

GSA contracts provide government agencies, and state and local governments with an efficient and cost-effective means for buying commercial IT products and services. GSA purchasers may place unlimited orders for products under GSA contracts.

Blanket Purchase Agreements (BPA)

Many Federal customers establish BPAs with multiple GSA contract holders. The main purpose/advantage for establishing a BPA is to streamline the ordering process by limiting the competition pool. Most BPA’s also allow the ordering agencies to obtain better pricing based on volume ordering, and specialized services to address specific agency needs or preferences.

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

In 2009, GTSI was re-awarded the U.S. Communities (“USC”) contract for a four-year term with a two to three-year extension option. U.S. Communities is a pre-competed national cooperative purchasing agreement available to cities, counties, special districts (airport, water, etc.), state agencies, K-12 schools, higher education, and large non-profits such as hospitals and clinics in all 50 U.S. states. Our USC contract is our primary vehicle for the state and local sales organization. Entering our ninth year with the U.S. Communities Contract, we have established programmatic relationships with customers to offer the operational efficiencies that the U.S. Communities contract can allow, with GTSI providing professional services to ensure project delivery, enabling our customer to focus on their constituent business objectives.

In addition, state and local government agencies are also able to utilize GSA Schedules to satisfy their requirements. Multi-state contracts enable individual states to utilize the buying power of multiple states to reduce costs based on volume purchasing.

The solutions sold under the USC contract utilize competitive labor rates for professional services on a firm-fixed- price or time-and-material basis. Volume discounts are available to public agencies and are offered on a case-by-case basis depending on agency commitment and buying power. With solutions such as Physical Security, Data Center Virtualization and Modernization, and MEC as a focus, our USC contract allows us to maintain compliance with funding milestones, act as the project manager, and provide the delivery engineering and project management services to achieve customer acceptance and mission compliance.

Stand-Alone/Open Market

Some buying organizations also choose not to leverage existing contracts to compete their requirements. In these instances the buying organization issues an RFQ/RFP which results in a separate Stand-Alone contract. The pricing proposed under such vehicles is often referred to as “open market pricing” because it is not based on previously negotiated/established pricing/rates. We also sell enterprise products and services to government-serving prime contractors, including systems integrators through open market procurements. Certain contract vehicles also allow a small percentage of open market pricing to be included to supplement those products and services that are under contract. This amount is typically less than $2,500.

Strategic Partner Relationships

GTSI maintains strong relationships with a core set of strategic partners. These partners are industry leaders and are established in the government market. Our strategic partners include: Cisco, Hewlett Packard, Crossmatch Technologies, Microsoft, Dell, Oracle, Net App, and Hitachi.

Additionally, we establish and enhance alliances with specialized technology companies that complement our core partners to address our customer needs for their solutions environment.

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

Inventory Management

During 2011, we purchased approximately 70% of the products we sold directly from manufacturers and the remaining amount from distributors and resellers. Products are shipped to our customers both from our ISO 9001:2008 Integration and Distribution Center and directly by our suppliers. The receiving, inventory and shipping processes in our Integration and Distribution Center are highly automated. Products are systemically tracked while in the facility through the use of handheld scanners which capture product information and status triggered by receipt, transfer and shipment. Our shipping process captures product model numbers and serial numbers via bar code scan and ties them directly to order and carrier information. We ship products with a wide variety of carriers, using automation that selects the best carrier based on customer location, size of shipment, and desired service levels. We are able to negotiate favorable rates with many carriers, including FedEx and UPS.

We perform a comprehensive physical inventory each January and supplement inventory with regularly scheduled, system-controlled cycle counts throughout the year. Our cycle count schedule is constructed to result in complete inventory coverage approximately every two months.

We have a radio frequency identification (“RFID”) tagging solution that enables us to apply RFID labels to case and pallet-load shipments that satisfy DoD Gen-2 requirements.

Marketing and Sales

GTSI’s strategic marketing initiatives continue to focus on positioning the Company’s value as a systems integrator, with substantial solutions and services capabilities. In 2011, GTSI used tradeshows, advertising, seminars and webinars as primary marketing tools to reach key audiences. In early 2010, GTSI launched a redesigned corporate website (www.gtsi.com), as a key positioning tool and a vehicle for educating government executives on the latest trends in IT. The website in particular focuses on the IT technology areas of Virtualization, Cloud Computing and Physical Security, where GTSI has deep expertise and capability.

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

The growing trend in government to consolidate and reduce operational costs as well as the current economic environment is likely to increase the needs of government agencies to extend the lifecycle of their existing legacy systems to deliver mission-critical services. Flexible styles of IT infrastructure service, such as infrastructure as a service (“IaaS”), software as a service (“SaaS”) and cloud computing will become more and more established. An emphasis on data center consolidation and use of “green” IT will contribute to the competitive nature of this market. Government agencies need guidance developing migration strategies and technology solution maps to extract more from their existing infrastructure while working toward managed services environments.

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

Backlog

We identify an order as backlog as soon as we receive and accept a written customer purchase order. Backlog fluctuates significantly from quarter to quarter because of the seasonality of the Federal government ordering patterns and changes in inventory availability of various products. Our backlog includes hardware and software orders that have not shipped or delivered (“unshipped backlog”) as well as orders that have shipped or delivered but cannot be recognized as revenue at the end of the reporting period, because title passes normally to our customers when the orders reach the destination. Backlog also includes services that have not been performed. Total backlog, as of December 31, 2011, excluding leasing revenue, was $86.6 million compared to $123.2 million as of December 31, 2010. Unshipped backlog as of December 31, 2011 was approximately $77.7 million, compared to $104.3 million as of December 31, 2010.

Employees

As of December 31, 2011 we had 455 employees, including 267 in sales, marketing and professional services; 52 in operations; and 136 in finance, IT, contracts and legal and other support functions. Of the 455 employees, 135 are employees from InSysCo.

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

The Company’s compliance with the SBA Agreement, which is addressed in Item 3, and the outcome of related Federal government investigations of GTSI, which could result in administrative, civil and criminal penalties, may have a material adverse effect on the Company’s business, financial condition and operating performance. The Company’s failure to generate additional sales or reduce operating costs to offset for lost sales due to the restrictions in the SBA Agreement and the costs of complying with the SBA Agreement may have a material adverse effect on our financial performance.

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from regulators and law enforcement agencies with respect to our business practices, our past actions and other matters has increased over the past year. The current political and public sentiment over the past year regarding our involvement with small businesses has resulted in a significant amount of adverse press coverage. Press coverage and other public statements that assert some form of wrongdoing, regardless of any factual basis, may result in investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming, expensive and may divert our senior management’s time and effort from our business. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our Company.

We depend heavily on Federal government contracts. A delay in the Federal budget process or a Federal government shutdown may adversely affect our sales and gross margins, operating results and cash flows.

For the year ended December 31, 2011, we derived approximately 90% of our sales from the Federal government or from prime contractors under Federal government contracts. We expect to continue to derive most of our sales from work performed under Federal government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years.

The programs in which we participate must compete with other Federal government programs and policies for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic weakness place pressure on Federal customer budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in domestic spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.

In years when the Federal government does not complete its budget process before the end of its fiscal year (September 30), Federal government operations typically are funded through a continuing resolution (CR) that authorizes Federal government agencies to continue to operate, but does not authorize new spending initiatives. When the Federal government operates under a continuing resolution, delays can occur in the procurement of products and services. While this has not yet had a material effect on our business, a continuing resolution that is further prolonged or extended through the entire government fiscal year or a Federal government shutdown may have a material adverse effect on our financial performance. The Federal government 2012 budget was covered partly by continuing resolutions that ran from October to December and is currently operating under an omnibus spending bill through October 1, 2012.

We rely on a small number of large transactions for significant portions of our sales and gross margins, and our operating results and cash flows may decline significantly if we fail to secure additional large transactions.

We rely on the Federal government to provide a substantial portion of our sales either directly or through prime contractors with which we work. We have derived, and believe that we will continue to derive, a significant portion of our sales from a limited number of projects and transactions with the Federal government. For the year ended December 31, 2011 approximately 90% of our sales came from the Federal government or from prime contractors under Federal government contracts. The completion or cancellation of a large project or a significant reduction in scope may significantly reduce our sales and gross margins. In addition, if we fail to secure an equal number of large transactions in the future, our results may be negatively impacted. Any dispute, failure to exercise an extension, or contract not renewed as a result of a re-compete may have a material adverse impact on our future operating results and gross margins.

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

We continue to evolve from a reseller of commodity IT products to a provider of value-added solutions to our government customers. A number of risks are inherent in this strategy. We may not be able to maintain a workforce that has the technical skills to provide more complex technology to customers. Services and solutions require different internal accounting, tracking, and project management procedures, and there is no assurance we will be able to implement and maintain those necessary procedures. We are now competing against organizations which have greater experience and past performance in selling solutions to government customers. Some of these competitors also have significantly greater financial, technical and marketing resources, generate greater sales and have greater name recognition than we do. Additionally, our efforts spent on evolving to a high-end solutions business model may detract from operating results.

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

Any issue that compromises our relationship with the Federal government would cause serious harm to our business.

Our sales are highly dependent on the Federal government’s demand for IT products. Direct and indirect sales to numerous Federal government agencies and departments accounted for 90%, 96% and 95% of our sales in 2011, 2010 and 2009, respectively. We believe that Federal government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with Federal government agencies would cause serious harm to our business. A material decline in overall sales to the Federal government as a whole, or to certain key agencies thereof, may have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with Federal government agencies are:

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

If we fail to comply with our Second Amended Credit Agreement, we may not be able to continue to operate our business.

The affirmative, negative and financial covenants of our Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) impose certain operating restrictions and financial and reporting covenants on us. These restrictions and conditions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The financial covenants require us, among other things, to:

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

The Company was in compliance with all financial covenants in the Second Amended Credit Agreement as of December 31, 2011.

While the Company believes that we will remain in compliance with all of the financial and reporting covenants in the Second Amended Credit Agreement, there can be no assurance that we will continue to do so. A breach of any of the covenants or restrictions in the Second Amended Credit Agreement may constitute an event of default resulting in our lenders discontinuing lending or declaring all outstanding borrowings, including our inventory financing, to be due and payable. In such event, we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

Our business may be negatively affected by current global economic and credit conditions.

Our Second Amended Credit Agreement is provided by several financial institutions that share the committed financing under the credit agreement. Economic and credit market conditions have presented banks and financial institutions with significant challenges, which has led a number of such entities to seek capital from the Federal government. Although we monitor the ability of our lenders to fulfill their responsibilities, future market conditions may affect the ability of one or more of these financial institutions to provide the financing that has been committed under the Second Amended Credit Agreement. The inability to access our Second Amended Credit Agreement could have a material, adverse effect on our business, results of operations, and liquidity.

Infrastructure failures may have a material adverse effect on our business.

We are highly dependent on our infrastructure to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, recognize revenue and otherwise carry on our business in the ordinary course. In 2008, GTSI launched a large upgrade to the enterprise systems to gain advantage of features provided by the software vendor as well as utilize new architecture tools for supply chain fulfillment. As of December 31, 2011, GTSI continued to enjoy stabilized systems, but we cannot be assured that possible failures will not occur in the future. GTSI continues to plan for risk mitigation should a minor infrastructure disruption occur and as such will enforce operational continuity plans which are from time to time updated as needed.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including revenue recognition, stock-based compensation, receivables, inventories, self-insurance, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management may significantly change our reported or expected financial performance.

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

If we are unable to control our costs or generate sales to cover the costs required to run our business, net losses may continue in future years and our business may be adversely affected.

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

Any recent or potential future acquisitions, strategic investments or mergers may subject us to significant risks that may harm our business.

Our long-term strategy includes identifying and acquiring, investing in or merging with providers of product offerings that complement our business. Currently, our financing agreement prohibits any acquisitions without our lender’s prior consent. Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

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

Our long-term strategy may include new lines of business within the Federal and commercial business arena. Any new lines of business would involve risks and may present financial, managerial and operational challenges. The results may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect, which may have a material short term adverse impact on our future operating results and gross margins.

The risks discussed above are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.

Impairment of our goodwill or intangible assets may adversely impact our results of operations.

Our acquisition of InSysCo resulted in goodwill valued at approximately $9.4 million and other purchased intangible assets valued at approximately $4.1 million as of December 31, 2011. This represents 8.2% of the assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are reviewed periodically for impairment. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but are also reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Charges to operations may occur in the event of a future impairment. In addition, a decrease in the price of our stock may occur in the future and may also affect whether we experience any impairments in future periods. If an impairment is deemed to exist in the future, we would be required to write down the recorded value of these intangible assets to their then-current estimated fair values. If a write down were to occur, it could have a materially adverse impact on our results of operations and our stock price.

Potential impacts to reputation and business operations if harmed as a result of cyber security incident or other risks of data or system compromise

As a government contractor and a public company, it cannot be ignored that we are potential targets of malicious cyber security threats or compromise. We process credit card payments as well as store customer and partner data which if compromised, could harm our reputation or our operational functions as a result of the attack. While GTSI takes measures to minimize potential threats through external third party vulnerability scans and penetration testing, the climate of threats are ever evolving and gaining in abundance and methods. As a company that relies on the supply chain integrations with our vendors and customers, any risk or attack to those systems could harm GTSI due to outages or undue burdens resultant from those cyber risks of attack events. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, customers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely impact our business, operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

GTSI’s primary business is conducted from its corporate headquarters complex and distribution center located in Northern Virginia. We do not own any real property. GTSI executed a new 10-year lease for a new corporate headquarters in Herndon, Virginia in 2007 and moved into the approximately 104,000 square-foot facility in 2008. GTSI has a number of lease options for current and future space commitments under its 10-year term lease. In 2008, GTSI relocated its datacenter to a separate location owned and operated by a third party. The 42-month agreement, which includes options for additional years, calls for the hosting and providing power services for a company installed datacenter. GTSI’s primary distribution and integration operations are located in a facility in Chantilly, Virginia. In June 2011, GTSI extended the Chantilly, Virginia lease for an additional five years expiring in December 2016 and reduced its leased footage from approximately 142,000 square feet to approximately 96,000 square feet.

Our corporate headquarters is a multi-tenant facility located in Herndon, Virginia, approximately five miles from our distribution and integration center on the Route 28 corridor, across from Dulles International Airport. The facility has an efficient space plan that incorporates a number of resources that enhances our business development such as a Client Solutions Center, upgraded testing labs and meeting spaces to enable our employees to take advantage of amenities that are provided to the tenants of the facility.

We believe the facilities we are retaining are in good condition and suitable to meet our current needs for the conduct of our business. For additional information regarding our obligations under leases, see Note 17 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

On October 1, 2010, the U.S. Small Business Administration (“SBA”) notified GTSI that GTSI was temporarily suspended from any future Federal government contracting based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the responsibility of GTSI as a government contractor. On October 19, 2010, the SBA lifted its temporary Federal contract suspension on GTSI pursuant to an administrative agreement with GTSI (the “SBA Agreement”).

Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal government contract, subcontract or any business that is intended to benefit small businesses, including task orders and options on existing contracts. As also required by the SBA Agreement, GTSI retains a SBA-approved monitor who reports regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.

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

In addition to the matters discussed above, we have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. We believe the resolution of these other claims that we have in the normal course of our business will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty. Further, from time-to-time, Federal government agencies, including the SBA and the U.S. Attorney’s Office as discussed above, investigate whether our operations are being conducted in accordance with applicable regulatory requirements. Federal government investigations of us, whether relating to government contracts or conducted for other reasons, may result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or may lead to suspension or debarment from future Federal government contracting. Federal government investigations often take years to complete.

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The annual meeting of GTSI’s stockholders is scheduled to be held at 11:00 a.m. on May 25, 2012, at the Company’s headquarters located at 2553 Dulles View Drive, Suite 100, Herndon, VA.

Price Range of Common Stock

GTSI’s common stock is traded on the NASDAQ Global Market under the symbol GTSI. As of Feb XXX, 2012, there were XXX holders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

	September 30,	September 30,	September 30,	September 30,
Quarter	2011		2010
	High	Low	High	Low
First	$4.84	$4.42	$6.28	$5.05
Second	$5.52	$4.17	$6.67	$5.46
Third	$5.41	$4.23	$7.05	$5.04
Fourth	$4.53	$3.99	$7.25	$3.55

GTSI’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane Plaza Level, New York, NY 10038; telephone 1-800-937-5449.

Dividends

The Company has never paid any cash dividends and currently has no plans to pay cash dividends on its common stock. Also, as discussed in Note 10 to GTSI’s consolidated financial statements, included in Part II, Item 8 of this Form 10-K, the Second Amended Credit Agreement prohibits GTSI from paying any cash dividends without the consent of the lenders.

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

The following table sets forth the purchases of our common stock we made each month during the quarter ended December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
			Total Number of Shares	Maximum Dollar Value
	(a)	Average	Purchased as Part of	of Shares that May Yet
	Total Number of	Price Paid	Publicly Announced	Be Purchased Under the
Month	Shares Purchased	per Share	Plans or Programs	Plans or Programs

October	4,155	$4.62	3,807	$1,740,234
November	671	$4.53	—	$1,740,234
December	—	$—	—	$1,740,234

	4,826	$4.61	3,807

(a)	1,019 shares purchased in the fourth quarter of 2011 were surrendered to cover the tax withholdings obligation with respect to the vesting of $3,162 restricted stock awards.

Equity Compensation Plans

The following table summarizes information regarding GTSI’s equity compensation plans as of December 31, 2011 (GTSI does not have any equity compensation plans that have not been approved by its stockholders).

	September 30,	September 30,	September 30,
	(a)	Weighted	Number of Shares Available
	Number of Shares to be	Average Exercise	for Future Issuance Under
	Issued upon Exercise /Lapse	Price of	Equity Compensation Plans
	of Outstanding Options /	Outstanding	(excluding shares reflected in
Plan Category	Restricted Stock Awards	Options	column (a))

Equity compensation plans approved by stockholders	925,226	$7.39	1,608,423

PERFORMANCE GRAPH—UPDATE

The following graph is furnished pursuant to SEC Exchange Act regulations. It compares the annual percentage change in the cumulative total return on GTSI’s common stock with the cumulative total return of the NASDAQ Composite Index and a Peer Index of companies with the same four-digit standard industrial classification (SIC) code as the Company (SIC Code 5045 — Computers and Peripheral Equipment and Software)1 for the period commencing December 31, 2006 and ending December 31, 2011. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
GTSI	100.00	106.81	64.98	53.71	51.00	45.02
NASDAQ Composite-Total Returns	100.00	110.66	66.41	96.54	114.06	113.16
SIC Code Index	100.00	84.67	55.08	84.24	91.82	85.11

The 13 companies listed in SIC Code 5045 are: APPLIED VISUAL; DIGITAL RIVER, INC.; GTSI; INGRAM MICRO, INC.; INFONOW CORP.; NAVARRE CORPORATION; EPLUS INC.; SCANSOURCE INC.; SMART CARD MKTG;TECH DATA CORP.;TRANSET CORP.;WAYSIDE TECH GP

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by reference to, and should be read in conjunction with, the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. The statement of operations data set forth below for the three years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 has been derived from GTSI’s audited consolidated financial statements that are included in Part II, Item 8 of this Form 10-K. The statement of operations data for the year ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 is derived from audited consolidated financial statements of GTSI that are not included herein.

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the years ended December 31,
Statement of Operations Data:	2011 (a)	2010	2009	2008	2007
	(in thousands, except per share data)

SALES	$356,666	$666,711	$761,870	$821,165	$723,465

COST OF SALES (b)	294,302	586,371	660,418	713,812	618,745

GROSS MARGIN	62,364	80,340	101,452	107,353	104,720

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (c)	70,875	87,636	98,107	103,848	106,335

(LOSS) INCOME FROM OPERATIONS	(8,511)	(7,296)	3,345	3,505	(1,615)

INTEREST AND OTHER INCOME, NET	9,861	7,466	6,320	2,524	416

INCOME (LOSS) BEFORE TAXES	1,350	170	9,665	6,029	(1,199)

INCOME TAX EXPENSE (BENEFIT) (d)	844	1,100	4,209	(1,806)	568

NET INCOME (LOSS)	$506	$(930)	$5,456	$7,835	$(1,767)

EARNINGS (LOSS) PER SHARE
Basic	$0.05	$(0.10)	$0.56	$0.80	$(0.18)
Diluted	$0.05	$(0.10)	$0.56	$0.79	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,654	9,604	9,706	9,760	9,571
Diluted	9,679	9,604	9,762	9,865	9,571

	September 30,	September 30,	September 30,	September 30,	September 30,
Balance Sheet Data:	As of December 31,
(in thousands)	2011	2010	2009	2008	2007

Working capital	$79,638	$77,511	$62,167	$67,473	$69,985
Total assets	163,840	203,844	288,631	247,629	226,667
Borrowings under credit facility	—	—	—	22,387	18,031
Long-term liabilities, including debt	3,779	3,044	17,598	5,101	20,432
Total liabilities	66,882	107,634	192,344	157,515	148,954
Stockholders’ equity	96,958	96,210	96,287	90,114	77,713

(a)	2011 includes the acquistion of InSysCo as of August 16, 2011.

(b)	Cost of sales for the year ended December 31, 2010 included a charge of $4.6 million for the write-off of a financing receivable related to the SBA Agreement.

(c)	Selling, General and Administrative for the year ended December 31, 2010 included a charge of $3.0 million related to the legal and accounting fees related to the SBA Agreement.

(d)	Income tax benefit for the year ended December 31, 2008 included the reversal of the tax valuation allowance of $4.6 million.

All notes referenced are in Item 8 of this Form 10-K. Our historical results are not necessarily indicative of our results for any future period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our audited consolidated financial statements and notes included in Part II, Item 8 of this Form 10-K. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future period. We use the terms “GTSI,” “Company,” “we,” “our,” and “us” to refer to GTSI Corp. and its consolidated subsidiaries (unless the context otherwise requires).

Overview

GTSI has more than 25 years of experience in selling information technology (“IT”) products and solutions to Federal, state and local governments and to prime contractors that are working directly on government contracts. During this period, our customers have come to rely on GTSI to translate business and mission requirements into practical technology solutions for today’s government. We believe our key differentiators to be our strong brand among government customers, extensive contract portfolio, close relationships with a wide variety of vendors, and a technology lifecycle management framework approach.

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

We connect leading information technology vendors, products and services inside the core technology areas critical to government success by partnering with global IT leaders such as Cisco, Hewlett Packard, Crossmatch Technologies, Microsoft, Dell, Oracle, Net App, and Hitachi. GTSI has strong strategic relationships with hardware and software industry leading OEMs and includes these products in the solutions provided to our customers.

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

The ramifications of the SBA Agreement continued to impact our sales and operating expenses during 2011. If the Company fails to generate additional sales, mitigate impacted opportunities and reduce operating costs to offset reduced sales and added administrative costs related to our obligations and restrictions under the SBA Agreement it may have a material adverse effect on the Company’s business, results of operations and financial condition in future periods

On August 15, 2011, GTSI acquired InSysCo, a privately held Federal IT professional service provider. This acquisition expands GTSI’s professional services capabilities in the areas of software and database development and maintenance.

Summarized below are some of the possible material trends, demands, commitments, events and uncertainties currently facing the Company:

•	We depend heavily on Federal government contracts. A delay in the Federal government budget process or a Federal government shutdown may adversely affect our sales and gross margins, operating results and cash flows. The Federal government 2012 budget was covered partly by continuing resolutions that ran from October to December and the Federal government is currently operating under an omnibus spending bill through October 1, 2012.

•	In the near term, we face uncertainties due to the current business environment. We have continued to experience a longer contracting process with DOD agencies, which is one of our traditionally stronger markets. This delay, along with an overall decrease in Federal government IT spending may have a negative impact on our financial condition, operating performance, revenue, income or liquidity.

•	A shift of expenditures away from programs that we support may cause Federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or to decide not to exercise options to renew contracts.

•	With our recent acquisition of InSysCo, we have recorded goodwill and intangible assets. The Company will be required to do impairment testing annually or when events dictate. An impairment of our goodwill or intangible assets may adversely impact our results of operations.

The Company’s financial results for the year ended December 31, 2011 were negatively impacted by effects of the SBA Agreement, delays in the passage of the Federal government’s budget for 2011, various government agencies spending trends, competitive pricing pressures and weak sales activity in certain pockets of the hardware business especially within DoD.

As a result of declining revenues, during the years ended December 31, 2011 and December 31, 2010, the Company reviewed its various divisions and departments and reduced the workforce by 81 employees and 78 employees, respectively, to adjust staffing levels to support the ongoing operations. The Company recorded severance related costs, which are included in SG&A expenses, of $1.3 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively.

As discussed in more detail below:

•	Our sales decreased approximately $310.0 million, or 46.5%, from 2010 to 2011;

•	Gross margin decreased $17.9 million but gross margin as a percentage of sales increased 5.4 percentage points from 2010 to 2011;

•	In 2011, SG&A expenses decreased approximately $16.7 million and increased as a percentage of sales by 6.7 percentage points from 2010 to 2011;

•	Our net income for the year ended December 31, 2011was $0.5 million;

•	Cash provided by operations activities totaled $64.7 million for the year ended December 31, 2011;

We continue to evolve as a provider of value-added infrastructure solutions that include both products and services to our government and system integrator customers. We continue to identify and eliminate certain redundancies within the Company and have terminated activities that have failed to yield adequate profitability. While the larger IT infrastructure solutions sales transactions represent a small percentage of our total transactions, they represent the majority of our margin and profits. Going forward, we will continue to focus on these larger, more profitable transactions, and drive processes and changes to make the delivery of the smaller transactions more profitable. In addition, we will continue to take other actions to become a profitable company, including continuing to execute our strategy to expand our professional services capability through acquisition.

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

The following list of critical accounting estimates and policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements in Item 8 of this Form 10-K. Accounting policies and estimates that management believes are most important to our financial condition and require management’s significant judgments and estimates pertain to revenue recognition, financing receivables, stock-based compensation, accounts payable, bids and proposals, valuation of purchased intangible assets, impairment of identifiable intangible and other long-lived assets and goodwill and income taxes. We have discussed the application of these critical accounting estimates and policies with the Audit Committee of our Board of Directors.

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

As discussed in Note 1 “New Accounting Pronouncements,” in Item 8, effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2011, the new accounting guidance for multiple-deliverable revenue arrangements and the new guidance related to the scope of existing software revenue recognition guidance. The guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting. The Company is still evaluating the impact from this adoption and does not expect that it will have a material impact on our consolidated financial statements.

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

Financing Receivables

We enter into complex agreements with our customers to provide IT solutions with payment terms generally spread over a two to four-year period. Usually we monetize these future revenue streams by selling such receivables to third party financial institutions. We have master service agreements with multiple lenders each with varying terms. These agreements, as well as the individual transaction agreements, require significant analysis to determine whether the transfer of the receivable should be accounted for as a sale or a secured borrowing with pledge of collateral based on FASB ASC 860, Transfers and Servicing, criteria that require GTSI to effectively surrender control over the asset. The technical accounting and legal requirements involved are complex and subject to interpretation. Significant judgment is required to determine if we have effectively surrendered control over the asset. If certain criteria are met and control is surrendered, the transaction is recorded as financing revenue and associated expenses as cost of sales. If the transfer does not meet the criteria for a sale, the transaction is reported as a secured borrowing with pledge of collateral. The collateral remains on our balance sheet and revenues and cost of sales are recognized over the term of the agreement.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options, restricted stock awards, and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”), are measured based on the fair value of the award on the measurement date of grant. The Company determines the fair value of options granted using the Black-Scholes-Merton option pricing model and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. Under our ESPP, employees may make semiannual purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation. These shares are at 85% of the closing price per share on the last day of the offering period. Compensation expense related to our ESPP represents the difference between the fair value on the date of purchase and the price paid. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period of the awards.

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

Valuation of Purchased Intangible Assets

The Company allocates the purchase price paid in a purchase business combination to the assets acquired, including intangible assets and liabilities assumed at their estimated fair values. The excess of purchase price over these fair values is recorded as goodwill. Valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include the projected growth factors; future expected cash flows, discount rates, potential competitive developments and changes in the market. Additionally, estimates associated with the accounting for acquisitions may change as new information becomes available regarding the assets acquired and the liabilities assumed.

The Company amortizes its definite — lived intangible assets using an accelerated method that best approximates the proportion of the future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset and evaluated on an annual basis to ensure continued appropriateness.

Impairment of Identifiable Intangible and Other Long-Lived Assets and Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized, but instead tested for impairment at least annually. The Company will perform its annual impairment test as of July 31 of each year.

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

Income Taxes

Determining our effective tax rate, provision for tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgments and estimates. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in our consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that the asset is more likely than not to be unrealized through future taxable earnings or implementation of tax planning strategies. We record reserves for uncertain tax positions, which management believes are adequate. There was no valuation allowance at December 31, 2011 or December 31, 2010. Our effective tax rate in a given period may be impacted if we determine the allowance is or is not required, or if we were required to pay amounts in excess of established reserves. See Note 15 of the consolidated financial statements in Item 8 of this Form 10-K.

Historical Results of Operations

The following table sets forth our historical statements of operations including dollar and percentage change from the prior periods indicated as well as the percentage of total sales for each period presented:

Summary

	2011		2010		2009		2011 vs 2010 change		2010 vs 2009 change
	$	% of Sales	$	% of Sales	$	% of Sales	$	%	$	%
	(dollars in millions)
Sales	$356.7	100.0	$666.7	100.0	$761.9	100.0	(310.0)	(46.5%)	$(95.2)	(12.5%)
Cost of sales	294.3	82.5	586.4	87.9	660.4	86.7	(292.1)	(49.8%)	(74.0)	(11.2%)

Gross margin	62.4	17.5	80.3	12.1	101.5	13.3	(17.9)	(22.4%)	(21.2)	(20.9%)
SG&A	70.9	20.0	87.6	13.2	98.1	12.9	(16.7)	(19.1%)	(10.5)	(10.7%)

(Loss) income from operations	(8.5)	(2.5)	(7.3)	(1.1)	3.4	0.4	(1.2)	16.7%	(10.7)	(318.1%)
Interest and other income	9.8	2.7	7.5	1.1	6.3	0.9	2.3	32.1%	1.2	18.1%
Income tax provision	(0.8)	(0.2)	(1.1)	(0.1)	(4.2)	(0.6)	0.3	(23.3%)	3.1	(73.9%)

Net Income	$0.5	0.0	$(0.9)	(0.1)	$5.5	0.7	$1.4	(154.4%)	$(6.4)	(117.0%)

Sales

	2011		2010		2009		2011 vs 2010 change		2010 vs 2009 change
	$	% of Sales	$	% of Sales	$	% of Sales	$	%	$	%
	(dollars in millions)
Hardware	$221.0	62.1	$463.1	69.5	$495.6	65.1	$(242.1)	(52.3%)	$(32.5)	(6.6%)
Software	73.3	20.5	130.2	19.5	182.4	23.9	(56.9)	(43.7%)	(52.2)	(28.6%)

Total Product	294.3	82.6	593.3	89.0	678.0	89.0	(299.0)	(50.4%)	(84.7)	(12.5%)
Integration	2.0	0.5	3.9	0.6	3.6	0.5	(1.9)	(50.0%)	0.3	8.6%

Professional	33.9	9.5	35.1	5.3	39.5	5.2	(1.2)	(3.3%)	(4.4)	(11.0%)
Support	11.9	3.3	12.1	1.8	12.5	1.6	(0.2)	(1.6%)	(0.4)	(3.7%)
Total Services	47.8	13.3	51.1	7.7	55.6	7.3	(3.3)	(6.5%)	(4.5)	(8.1%)

Financing	14.6	4.1	22.3	3.3	28.3	3.7	(7.7)	(34.4%)	(6.0)	(21.3%)

Total Sales	$356.7	100.0	$666.7	100.0	$761.9	100.0	$(310.0)	(46.5%)	$(95.2)	(12.5%)

Total sales, consisting of product, services and financing revenue, decreased $310.0 million, or 46.5% from $666.7 million for the year ended December 31, 2010 to $356.7 million for the year ended December 31, 2011 and decreased $95.2 million or 12.5% from $761.9 million for the year ended December 31, 2009.

Product revenue as a percent of total revenue was 82.6% in 2011 and 89.0% in 2010, a decline of 6.4 percentage points. While overall revenue is down in all segments, there is a shift in the dollars as a percentage of sales to services which is consistent with our business strategy to focus on services which is a higher gross margin business. Service revenue, as a percentage of total revenue, increased by 5.6 percentage points, from 7.7% in 2010 to 13.3% in 2011. This increase is driven primarily by the acquisition of InSysCo which contributed $9.6 million dollars of services revenue from August 16, 2011 to December 31, 2011 and accounted for 2.7 percentage points of the increase.

Product revenue as a percent of total revenue was 89.0% in 2009 and 2010.

A more detailed discussion of each of GTSI’s sales categories follows.

Product

GTSI has strategic relationships with hardware and software industry-leading OEMs including Cisco, Microsoft, Hewlett Packard, Oracle, and Dell. GTSI packages their hardware, software and related license maintenance in the solutions provided to our customers.

During the year ended December 31, 2011, product revenue decreased $299.0 million or 50.4% from $593.3 million in 2010 to $294.3 million in 2011. The declines in product sales for the year ended December 31, 2011 were driven by the continuing effects on our sales organization as a result of the temporary SBA suspension in October 2010, the delay in the Federal government’s passage of the budget for 2011, which delayed spending in various organizations, as well as an overall decrease in spending trends among various government agencies due to the weak economy. Hardware sales declined $242.1 million or 52.3% from $463.1 million in 2010. The decline is primarily volume related and can be seen across multiple sectors throughout the government including intelligence agencies, Department of Justice, Department of Treasury, Army, and other independent agencies of approximately $39 million, $24 million, $20 million, $15 million, and $14 million, respectively as well as system integrators and resellers of approximately $80 million and $18 million, respectively. Software revenue declined $56.9 million, or 43.7%, from $130.2 million. The decline in software sales is volume related and primarily attributable to the Department of Treasury, resellers, the Department of Justice, Department of Veterans Affairs, intelligence agencies, and other independent agencies of approximately $27 million, $9 million, $7 million, $6 million, $4 million, and $4 million respectively, offset by an increase in the Army and Marines of approximately $13 million and $7 million, respectively.

During the year ended December 31, 2010, the Company was impacted by an overall decrease in hardware and software revenue due to various government agencies spending trends, the weak economy, weak sales activity in certain pockets of the hardware and software commodity segments, and several large software orders during 2009. The Company was also impacted during the three months ended December 31, 2010, by the temporary suspension and the SBA Agreement, which resulted in lost product sales the Company believed, would have been awarded to GTSI. Overall product revenue was down 12.5%, with hardware revenue declining 6.6% and software revenue decreasing 28.6% for 2010 as compared to 2009. Hardware sales decreased $32.5 million, from $495.6 million for the year ended December 31, 2009 to $463.1 million for the year ended December 31, 2010. In particular, hardware sales during the year ended December 31, 2010 to the Army, Department of Justice and Navy decreased by approximately $47 million, $17 million and $14 million, respectively; whereas hardware sales to our system integrators increased approximately $39 million. Software sales decreased $52.2 million, from $182.4 million for the year ended December 31, 2009 to $130.2 million for the year ended December 31, 2010, partially due to decreased software sales to the Marines and intelligence agencies of approximately $16 million and $11 million, respectively, during the year ended December 31, 2010.

Services

Services revenue includes the sale of professional services, resold third-party service products, hardware warranties and hardware maintenance. As detailed in Note 1, we net revenues where we are not the primary obligor and netted approximately $96.9 million in 2011, $131.7 million in 2010 and $160.5 million in 2009.

Services revenue decreased $3.3 million, or 6.5%, from $51.1 million in 2010 to $47.8 million in 2011. Of the decrease, $1.9 million, or 50.0%, was attributable to integration services due to the overall decline in government spending. Professional services, decreased $1.2 million or 3.3%, from $35.1 million in 2010 to $33.9 million in 2011. $9.6 million of professional services revenue includes InSysCo from August 16, 2011 through December 31, 2011, offset by a decline of $10.8 million in the base business which is directly correlated to the volume declines in hardware sales discussed above. The decrease in support services of $0.2 million, or 1.6%, to $11.9 million for the year ended December 31, 2011 from $12.1 million in 2010 is due to the a decline in gross sales of $35.0 million offset by decreased netting of $34.8 million. The gross sales decline is attributable to a reduction in sales to systems integrators, independent agencies, and resellers of approximately $20 million, $17 million, and $14 million, respectively offset by an increase in sales to Department of Homeland Security of approximately $17 million and Department of Treasury of approximately $5 million.

Services revenue decreased $4.5 million, or 8.1%, from $55.6 million in 2009 to $51.1 million in 2010. The majority of the sales decrease is attributable to the decline in professional services of $4.4 million, or 11.0%, from $39.5 million in 2009 to $35.1 million in 2011 due to a reduction of projects in 2010.

Financing

Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment.

Financing revenue decreased $7.7 million, or 34.4%, from $22.3 million in 2010 to $14.6 million in 2011. The majority of the decline is due to the impact of lower sales across the organization resulting in fewer leases available to sell. Leases sold declined $8.8 million and annuity streams from in-house leases declined $1.3 million offset by an increase in the sale of previously leased equipment of $2.4 million.

Financing revenue decreased $6.0 million, or 21.3%, from $28.3 million in 2009 to $22.3 million in 2010; due to lower sales of new leases that were properly securitized under ASC 860. Leases sold that were properly securitized decreased $4.3 million, from $22.3 million in 2009 to $18.0 million in 2010.

Gross Margin

	2011		2010		2009		2011 vs 2010 change		2010 vs 2009 change
	$	% of Sales	$	% of Sales	$	% of Sales	$	%	$	%
	(dollars in millions)
Hardware	$24.8	7.1	$47.3	7.1	$55.6	7.3	$(22.5)	(47.6%)	$(8.3)	(14.8%)
Software	11.1	3.1	10.2	1.5	11.1	1.4	0.9	8.7%	(0.9)	(8.3%)

Total Product	35.9	10.2	57.5	8.6	66.7	8.7	(21.6)	(37.7%)	(9.2)	(13.8%)

Integration	1.1	0.2	2.4	0.4	2.0	0.2	(1.3)	(55.3%)	0.4	23.0%
Professional	7.1	2.0	6.2	1.0	7.3	1.0	0.9	14.5%	(1.1)	(14.7%)
Support	8.4	2.3	8.6	1.3	13.1	1.7	(0.2)	(2.3%)	(4.5)	(34.4%)

Total Services	16.6	4.5	17.2	2.7	22.4	3.0	(0.6)	(3.6%)	(5.2)	(23.2%)

Financing	9.9	2.8	5.6	0.8	12.4	1.6	4.3	76.6%	(6.8)	(54.8%)

Total Gross Margin	$62.4	17.5	$80.3	12.1	$101.5	13.3	$(17.9)	(22.4%)	$(21.2)	(20.9%)

Total gross margin decreased $17.9 million, or 22.4%, from $80.3 million in 2010 to $62.4 million in 2011. As a percentage of total sales, gross margin increased 5.4 percentage points from 12.1% in 2010 to 17.5% in 2011.

Total gross margin decreased $21.2 million, or 20.9%, from $101.5 million in 2009 to $80.3 million in 2010. As a percentage of total sales, gross margin decreased 1.2 percentage points from 13.3% in 2009 to 12.1% in 2010.

Product

Product gross margin decreased $21.6 million, or 37.7%, from $57.5 million in 2010 to $35.9 million during the year ended December 31, 2011. Although product revenue dollars declined by 50.4% as previously discussed, the impact to gross margin was mitigated by a strategic decision to shift the efforts of the sales force toward deals with higher profitability rather than deal volume. Hardware gross margin declined $22.5 million to $24.8 million and 7.1% of total sales. Software gross margin increased $0.9 million and 1.6 percentage points, from $10.2 million and 1.5% of total sales in 2010 to $11.1 million and 3.1% of total sales in 2011. Software gross margin percentage increased 7.3 percentage points from 7.8% in 2010 to 15.1% in 2011 of which 2.7 percentage points, or 36.4% of total increase, is due to an increase in gross sales, while 4.7 percentage points, or 63.6% of total increase, is due to netting of $56.8 million in 2011 compared to $43.1 million in 2010.

Product gross margin decreased $9.2 million, or 13.8%, from $66.7 million in 2009 to $57.5 million in 2010. During the year ended December 31, 2010, the Company’s gross margin was impacted by various government agencies spending trends, an overall decrease in hardware and software revenue, weak sales activity with two of our largest DOD customers, continued pricing pressures from Oracle and our other partners, and several large software orders that closed during the first six months of 2009. The Company was also impacted during the three months ended December 31, 2010, by the temporary suspension and the SBA Agreement, which resulted in lost product sales the Company believed would have been awarded to GTSI. Product gross margin as a percentage of sales decreased 0.1 of a percentage point from 8.7% in 2009 to 8.6% in 2010, as the Company continued to see pricing pressures from our partners.

Services

Services gross margin dollars decreased $0.6 million, or 3.6%, from $17.2 million in 2010 to $16.6 million in 2011, while the services gross margin percentage increased 1.1 percentage points over the same period. Professional services increased $0.9 million or 14.5% from $6.2 million in 2010. $2.3 million of the increase is due to the gross margin contribution from InSysCo for the period August 16, 2011 to December 31, 2011 offset by a decrease of $1.4 million in the base business. Although gross margin dollars were down, the gross margin percentage increased 3.3 percentage points from 17.7% to 21.0% from 2010 to 2011. Integration gross margin was also down $1.3 million in 2011 from $2.4 million in 2010 to $1.1 million in 2011. Although integration revenue declined by 49.9%, the gross margin percentage impact was limited to a 6.6 percentage point reduction from 61.0% in 2010 to 54.4% in 2011 as the majority of the costs are variable and were managed effectively through the revenue decline. Support services gross margin is down $0.2 million, or 2.3%, from $8.6 million in 2010 to $8.4 million in 2011. Gross margin percentage is also down 0.4 percentage points to 70.9% from 71.3% in 2010.

Services gross margin decreased $5.2 million, or 23.2%, from $22.4 million in 2009 to $17.2 million in 2010, due to the decreases in margin for professional and third party services. Service gross margin as a percentage of sales decreased 6.5 percentage points to 33.7% for 2010 from 40.2% in 2009. These gross margin decreases were driven by lower revenue and gross margin in delivery and support services during the year ended 2010 as compared to 2009.

Financing

Gross margin from financing activities increased $4.3 million, or 76.6%, from $5.6 million in 2010 to $9.9 million in 2011. The majority of the increase in gross margin dollars is attributable to the $4.6 million financing receivable write-off in 2010 of certain multiyear financing agreements as a result of the SBA Agreement. Excluding the write-off, gross margin in 2010 was $10.3 million from financing activities resulting in a decrease of $0.4 million, or 26.0%, to $9.9 million in 2011. Lower overall company revenue is driving the gross margin dollar decline; however gross margin percentage is up 42.7% due to an increase in the proportion of revenue attributable to the sale of residual lease equipment, which has a 100% margin.

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

Selling, General & Administrative Expenses (“SG&A”)

	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000
	2011		2010		2009		2011 vs 2010 change		2010 vs 2009 change
	$	% of Sales	$	% of Sales	$	% of Sales	$	%	$	%
	(dollars in millions)
Total SG&A	$70.9	20.0	$87.6	13.2	$98.1	12.9	$(16.7)	(19.1%)	$(10.5)	(10.7%)

SG&A expenses for 2011 decreased $16.7, million or 19.1%, as compared to the prior year. SG&A expenses as a percentage of sales increased to 20.0% on a revenue decline of $310.0 million or 46.5%. Personnel and incentive cost declined $11.5 million and $4.4 million, respectively, and are the biggest drivers of the decrease from 2010. $10.0 million of the $11.5 decline is due to lower salary and fringe benefit expense in 2011 related to the reduction in average annual headcount between 2010 and 2011 of approximately 160 employees, offset by the partial year impact of 135 additional employees from the InSysCo acquisition. The decrease in headcount was the result of management’s action to properly size the Company to address the revenue decline as well as attrition we attribute to the uncertainty created by the SBA temporary suspension in October 2010 and the ongoing SBA monitoring. The remaining $1.5 million reduction in personnel expense is due to $1.1 million of lower stock option expense in 2011 compared to 2010 due to fewer company-wide awards other than those contractually required and a $0.4 million reduction to expense for a change in estimate. The reduction in incentive expense is due to a decline in sales commissions of $2.1 million which is in line with the decline in revenue as well as $3.1 million from the discontinuation of the incentive bonus plan in 2011, offset by a one-time retention bonus payout of $0.5 million to InSysCo employees following the acquisition.

SG&A expenses for 2010 decreased $10.5 million, or 10.7%, as compared to the prior year. SG&A expenses as a percentage of sales increased to 13.2% for 2010 from 12.9% in 2009. The decrease in SG&A expenses was mainly due to lower personnel related costs of $9.9 million attributed to lower margins resulting in a $5.1 million reduction of incentive and commission compensation expense and lower salary and related costs of $6.5 million due to lower headcount in 2010 as compared to prior the year; partially offset by $1.7 million higher severance related costs during the year ended December 31, 2010. Other changes in SG&A expenses included an increase of consulting expense of $1.0 million, an increase of legal fees of $0.7 million and a decrease of travel expenses of $0.6 million during the year ended December 31, 2010. During the three months ended December 31, 2010, the Company incurred additional SG&A expenses of approximately $1.4 million, $0.7 million and $0.9 million related to severance, legal and monitoring and other expenses in connection with the SBA Agreement. In addition, during the year ended December 31, 2010, the Company incurred approximately $0.7 million of legal expenses in connection with the various legal matters involving its equity investment in Eyak Technology, LLC.

Interest and Other Income, Net

	2011		2010		2009		2011 vs 2010 change		2010 vs 2009 change
	$	% of Sales	$	% of Sales	$	% of Sales	$	%	$	%
	(dollars in millions)
Interest and other income	$0.1	—	$0.2	—	$0.9	0.1	$(0.1)	(20.9%)	$(0.7)	(82.3%)
Equity income from EyakTek, including gain on sale	10.3	2.9	7.9	1.2	8.3	1.1	2.4	30.2%	(0.4)	(4.1%)
Interest expense	(0.6)	(0.2)	(0.6)	(0.1)	(2.9)	(0.3)	—	(5.3%)	2.3	(78.4%)

Total Interest & Other Income	$9.8	2.7	$7.5	1.1	$6.3	0.9	$2.3	32.1%	$1.2	18.1%

Interest and other income, net, for 2011 was $9.8 million as compared to $7.5 million for the same period in 2010. The $2.3 million increase in interest and other income, net, was due to primarily to an $7.3 million gain on the sale of our EyakTek equity interest, offset by the discontinuation of equity earnings as result of the sale.

Interest and other income, net, for 2010 was $7.5 million as compared to $6.3 million in the prior year, an increase of $1.2 million. The improvement in interest and other income, net, was due to lower expenses related to the Company’s credit agreements along with deferred financing costs written off in 2009; partially offset by a $0.3 million reduction in equity income. During the second quarter of 2009 the Company’s then credit facility was terminated and the related unamortized deferred financing costs of $1.5 million were written-off to interest expense. Equity income from affiliates related to our equity investment in EyakTek decreased by $0.3 million in 2010 compared with prior year. There were no borrowings under the Company’s credit agreements since March 2009.

Income Taxes

	2011		2010		2009		2011 vs 2010 change		2010 vs 2009 change
	$	% of Sales	$	% of Sales	$	% of Sales	$	%	$	%
	(dollars in millions)
Income before income taxes	$1.3	0.2	$0.2	0.0	$9.7	1.3	$1.1	694.1%	$(9.5)	(98.2%)

Income tax expense	(0.8)	(0.2)	(1.1)	(0.1)	(4.2)	(0.6)	0.3	(23.3%)	3.1	(73.9%)

Effective Tax Rate	62.5%		647.1%		43.5%

For the years ended December 31, 2011 and 2010, GTSI had income before income taxes of $1.3 million and $0.2 million, respectively.

The effective income tax rate was 62.5% and 647.1% for the year ended December 31, 2011 and 2010, respectively. The higher tax rate in 2010 versus 2011 is due to a reduction in the write-off of deferred tax assets on expired or cancelled stock options of $1.3 million in 2010 versus $0.2 million in 2011. 2010 was partially offset by an income tax benefit of less than $0.3 million that was recorded related to an adjustment to a true-up for the filing of the 2009 tax returns. Excluding the effects of the write-off of the deferred tax assets on stock options and the benefit related to the true-up for the filing of the 2009 tax returns, the effective tax rate would have been 36.6% for the year ended December 31, 2010. Excluding the effects of the write-off of the deferred tax assets on stock options and non-deductible acquisition and disposal costs of $0.1 million, the effective tax rate would have been 41.4% for the year ended December 31, 2011.

For the years ended December 31, 2010 and 2009, GTSI had income before income taxes of $0.2 million and $9.7 million, respectively.

The effective income tax rate was 647.1% and 43.5% for the year ended December 31, 2010 and 2009, respectively. The increase in the tax rate from 2009 to 2010 was due to write-off of deferred tax on stock options in 2010 of $1.3 million that did not occur in the same period of 2009, partially offset by an income tax benefit of less than $0.3 million that was recorded related to an adjustment to a true-up for the filing of the 2009 tax returns. Excluding the effects of the write-off of deferred tax on stock options and the benefit related to the true-up for the filing of the 2009 tax returns, the effective tax rate would have been 36.6% for the year ended December 31, 2010.

Seasonal Fluctuations

We have historically experienced and expect to continue to experience significant seasonal fluctuations in our operations as a result of the Federal government buying and funding patterns. The unpredictability of the factors affecting such seasonality makes our annual and quarterly financial results difficult to predict and subject to significant fluctuation. While sales to the Federal government are usually weaker in the first and second quarter and stronger in the third and fourth quarter, our SG&A expenses are more level throughout the year. As such, first and second quarter earnings are typically well below those of the third and fourth quarters. Our stock price may be adversely affected if any such financial results fail to meet the financial community’s expectations.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4	Total
Sales	$70.3	$81.3	$95.8	$109.3	$356.7
Cost of sales	57.3	67.1	78.5	91.4	294.3

Gross margin	$13.0	$14.2	$17.3	$17.9	$62.4
Selling, general & administrative expenses	18.3	17.7	17.7	17.2	70.9

Income (loss) from operations	$(5.3)	$(3.5)	$(0.4)	$0.7	$(8.5)
Interest and other income, net	0.9	1.1	7.8	(0.0)	9.8

Income (loss) before taxes	$(4.4)	$(2.4)	$7.4	$0.6	$1.2
Income tax benefit (provision)	1.7	0.9	(3.1)	(0.2)	(0.7)

Net (loss) income	$(2.7)	$(1.5)	$4.3	$0.4	$0.5

Basic (loss) earnings per share	$(0.28)	$(0.15)	$0.44	$0.04	$0.05
Diluted (loss) earnings per share	$(0.28)	$(0.15)	$0.44	$0.04	$0.05

	September 30,	September 30,	September 30,	September 30,	September 30,
	2010 (unaudited)
	(in millions except per share data)
	Q1	Q2	Q3	Q4 (a)	Total
Sales	$101.8	$135.0	$237.4	$192.5	$666.7
Cost of sales	88.3	117.6	207.6	172.9	586.4

Gross margin	$13.5	$17.4	$29.8	$19.6	$80.3
Selling, general & administrative expenses	22.2	21.6	20.6	23.2	87.6

Income (loss) from operations	$(8.7)	$(4.2)	$9.2	$(3.6)	$(7.3)
Interest and other income, net	1.4	2.1	2.0	1.9	7.4

Income (loss) before taxes	$(7.3)	$(2.1)	$11.2	$(1.7)	$0.1
Income tax benefit (provision)	2.7	0.9	(5.3)	0.7	(1.0)

Net (loss) income	$(4.6)	$(1.2)	$5.9	$(1.0)	$(0.9)

Basic (loss) earnings per share	$(0.48)	$(0.13)	$0.62	$(0.11)	$(0.10)
Diluted (loss) earnings per share	$(0.48)	$(0.13)	$0.62	$(0.11)	$(0.10)

(a)	Pre-tax income for the quarter ended December 31, 2010 was negatively impacted by a $4.6 million write-off of net financing receivables and $3.0 million in additional SG&A expenses related to severance, legal and monitoring and other expenses in connection with the SBA Agreement.

The Company’s tax benefit (provision) was determined on a quarterly basis for the years ended December 31, 2011 and 2010 using the overall annual effective rate pursuant to FASB ASC 270, Interim Reporting.

Liquidity and Capital Resources

	September 30,	September 30,	September 30,
(in millions)	2011	2010	Change

Cash provided (used in) by operating activities	$64.7	$(3.2)	$67.9
Cash provided by (used in) investing activities	$7.8	$(0.3)	$8.1
Cash used in financing activities	$(21.7)	$(0.4)	$(21.3)

Net Cash provided	50.8	(3.9)	54.7

During 2011, net cash increased by $50.8 million compared to a net cash decrease of approximately $3.9 million in 2010. Cash provided by operating activities increased $67.9 million in 2011 compared to cash used by operating activities in 2010 of $3.2 million. The main drivers of the increase in cash are accounts payable and accounts receivable of $36.8 million and $27.7 million, respectively. The increase in cash from accounts payable is due to the decline in sales volume and the associated reduced cost of sales and SG&A expenses. The change in trade and financing receivables is approximately $32.3 million offset by $4.6 million due to a 2010 write-off of financing receivables as a result of the SBA agreement. Other increases in cash generated from operations include a decrease between comparable periods in inventory of $5.3 million, offset by the net gain from the sale of our equity investment in EyakTek of $7.3 million and a decrease of $1.2 million from the net equity earnings from EyakTek.

Cash provided by investing activities for 2011 was $8.1 million improved over 2010, due to the sale of our EyakTek equity for $20.0 million offset by our acquisition of InSysCo for $12.0 million and a decline of $0.1 million in purchases of depreciable assets.

Cash used in financing activities for 2011 increased by $21.3 million as compared to 2010. For the comparable periods, net payments on the floor plan loans were $21.1 million compared to $0.3 million in net borrowings for 2010. This increase was driven by the repayment of AP floor plan vendors at a greater rate than borrowings which is directly related to the sales decline in the business as well as a shift from floor plan vendors to non floor plan vendors, primarily due to higher percentage of purchases from Microsoft. In addition, the Company incurred $0.5 million of deferred financing costs related to the Second Amended Credit Agreement, offset by less stock repurchases of $0.8 million.

Credit Agreements

In May 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”), which also provided a “vendor and distributor program” under which we received financing for inventory purchases from several of our largest vendors with extended payment terms.

On October 19, 2010, GTSI entered into an Amended and Restated Credit Agreement with its lenders to amend the Credit Agreement by reducing the total facility limit from $135 million to $100 million and the revolving loan facility limit from $60 million to $45 million (“Amended Credit Agreement”). The Amended Credit Agreement carried an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing was limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credit.

On February 24, 2011, GTSI entered into an agreement with CPC and Wells Fargo Capital Finance, LLC, extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement and allowing the acquisition of GTSI’s common stock related to net share settlements.

On May 31, 2011, GTSI entered into a Second Amended and Restated Credit Agreement with its lenders, which amended and restated the Amended Credit Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credit.

On August 12, 2011, GTSI entered into a First Amendment to the Second Amended and Restated Credit Agreement with its lenders. The First Amendment amends, among other provisions, the definition of (a) “Borrowing Base” to include a “Liquidity Reserve” as a deduction there from and (b) “Total Debt Service Coverage Ratio” to include the accrual during the respective 12-month period of fees payable by GTSI as debt service expenses of GTSI in determining if it is in compliance with the Total Debt Service Coverage Ratio covenant. In addition, the First Amendment also provided the lenders’ consent to GTSI’s previously announced acquisition of InSysCo.

On August 30, 2011, GTSI entered into a Second Amendment to the Second Amended and Restated Credit Agreement with its lenders. The Second Amendment permits GTSI to purchase its common stock subject to certain conditions, including that such purchases cannot exceed an aggregate purchase price of $5 million.

As of December 31, 2011, borrowing capacity and availability under the Amended Credit Agreement was as follows (in thousands):

September 30,
Total Amended and Restated Agreement	$100,000
Borrowing base limitation	(55,395)

Total borrowing capacity	44,605
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(14,049)
Less: letters of credit	(10,248)

Total unused availability	$20,308

As of December 31, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Second Amended Credit Agreement and as reflected above, unused available credit there under of $20.3 million.

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

The Second Amended Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. The Second Amended Credit Agreement also requires the Company to provide the lenders with certain information. The Company was in compliance with all financial and informational covenants in the Second Amended Credit Agreement as of December 31, 2011.

The Company uses the Second Amended Credit Agreement to finance inventory purchases from approved vendors. Inventory purchases under the Second Amended Credit Agreement usually have 60-day terms. Balances that are paid within the 60-day period do not accrue interest and are classified as floor plan financing in our balance sheet.

To the extent that we have credit availability under the Second Amended Credit Agreement, we are able to extend the payment terms past the 60-day period. Amounts extended past the no interest period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at December 31, 2011 or December 31, 2010. These extended payment balances under the Second Amended Credit Agreement accrue interest at the 1-Month LIBOR plus 275 basis points.

The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.5 million of loan financing costs related to the Second Amended Credit Agreement in May 2011. Deferred financing costs were $0.4 million and less than $0.1 million as of December 31, 2011 and December 31, 2010, respectively.

Capital Resources and Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. During 2011 and 2010, we relied upon our cash provided by operating activities, vendor credit, inventory financing and the availability under our credit agreements to fund our operations. We anticipate continuing to rely upon these sources to finance our operating cash needs and we believe that such funds should be sufficient to satisfy our anticipated cash requirements throughout 2012.

While the Company believes that we will remain in compliance with all of the financial and reporting covenants under the Second Amended Credit Agreement, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Second Amended Credit Agreement may constitute an event of default resulting in the lenders discontinuing lending or declaring all outstanding borrowings to be due and payable. In such event we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

As of December 31, 2011 and 2010, GTSI had no outstanding finance lease debt.

During 2011 and 2010, we made capital expenditures of $0.2 million and $0.3 million, respectively.

Contractual Obligations

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Less			More
		Than 1	1-3	3-5	than 5
In millions of dollars	Total	Year	Years	Years	Years	Other
Operating lease obligations	$34.7	$4.6	$9.4	$9.9	$10.8	$—
Tax Liability for unrecognized tax benefits (a)	0.1	—	—	—	—	0.1

Total contractual obligations	$34.8	$4.6	$9.4	$9.9	$10.8	$0.1

(a)	This amount includes current liabilities on the consolidated balance sheet for FASB ASC 840, Income Taxes. The Company is not able to reasonably estimate the timing of the future payments.

Letters of Credit

As of December 31, 2011 and 2010, the Company provided a letter of credit in the amount of $2.4 million for the office space lease signed in 2007.

As of December 31, 2011 and 2010, the Company had outstanding letters of credit in the amount of $7.8 million and $2.7 million, respectively, to guaranty the performance by the Company of its obligations under customer contracts.

Change in Control and Severance Agreements

At December 31, 2011, GTSI has change in control agreements with eight executives and key employees and severance agreements with six executives. These arrangements provide for payments of as much as 12 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2011, no accruals have been recorded for these agreements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in SEC Regulations S-K, Item 303, paragraph (a)(4)(ii)) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In May 2009, the Company terminated its credit facility and entered into the $135 million Credit Agreement, which includes inventory financing. The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. The Credit Agreement carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans.

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

On May 31, 2011, GTSI entered into the Second Amended Credit Agreement, which extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans.

This Second Amended Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analyses to determine the effects that market risk exposures may have.

Our results of operations may be affected by changes in interest rates due to the impact those changes may have on borrowings under our Amended Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of December 31, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $20.3 million. As of December 31, 2010, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $49.9 million.

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

  of GTSI Corp.:

In our opinion, based on our audits and the report of other auditors with respect to the consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended December 31, 2011 and the consolidated financial statements as of and for the years ended 2010 and 2009, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of GTSI Corp. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Eyak Technology, LLC, an investment accounted for under the equity method, which GTSI Corp. reflected in other assets of $10.6 million as of December 31, 2010, and income from affiliates of $10.3 million, $7.9 million, and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The financial statements of Eyak Technology, LLC as of and for the period ended August 19, 2011 and the years ended December 31, 2010 and 2009 were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Eyak Technology, LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 29, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors

Eyak Technology, LLC

Dulles, Virginia

We have audited the accompanying Consolidated Balance Sheets of Eyak Technology, LLC and Subsidiary as of August 19, 2011 and December 2010, and the related Consolidated Statements of Income, Members’ Equity and Cash Flows, for each of the period January 1, 2011 to August 19, 2011 and the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of Internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position, of Eyak Technology, LLC and Subsidiary as of August 19, 2011 and December 31, 2010, and the consolidated results of their operations and their cash flows for each of the period January 1, 2011 to August 19, 2011 and the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Aronson LLC

Rockville, Maryland

February 6, 2012

GTSI CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$54,872	$4,049
Accounts receivable, net of allowance of $522 and $713 at December 31, 2011 and December 31, 2010, respectively	76,014	154,891
Inventory, net of reserve of $112 and $104 at December 31, 2011 and December 31, 2010, respectively	8,623	13,708
Deferred costs	1,587	6,991
Other current assets	1,645	2,462

Total current assets	142,741	182,101
Depreciable assets, net of accumulated depreciation of $23,239 and $ 20,349 at December 31, 2011 and December 31, 2010, respectively	4,482	7,452
Long-term receivables and other assets	3,126	14,291
Intangible assets, net of accumulated amortization of $414 and $0 at December 31, 2011 and December 31, 2010, respectively	4,076	—
Goodwill	9,415	—

Total assets	$163,840	$203,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$—
Accounts payable	33,598	50,870
Accounts payable—floor plan	14,049	35,172
Accrued liabilities	11,351	14,887
Deferred revenue	4,105	3,661

Total current liablilites	63,103	104,590
Other liabilities	3,779	3,044

Total liabilities	66,882	107,634

Commitments and contingencies (See Note 12)

Stockholders’ equity
Preferred stock—$0.25 par value, 680,850 shares authorized; none issued oroutstanding	—	—
Common stock—$0.005 par value, 20,000,000 shares authorized; 10,049,618issued and 9,667,439 outstanding at December 31, 2011; and 10,056,650issued and 9,625,728 outstanding at December 31, 2010	50	50
Capital in excess of par value	54,160	53,985
Retained earnings	44,501	43,995
Treasury stock, 337,891 shares at December 31, 2011 and 346,119 shares at December 31, 2010, at cost	(1,753)	(1,820)

Total stockholders’ equity	96,958	96,210

Total liabilities and stockholders’ equity	$163,840	$203,844

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009

SALES
Product	$294,266	$593,319	$677,966
Service	47,806	51,140	55,625
Financing	14,594	22,252	28,279

	356,666	666,711	761,870

COST OF SALES
Product	258,432	535,835	611,310
Service	31,183	33,895	33,236
Financing	4,687	16,641	15,872

	294,302	586,371	660,418

GROSS MARGIN	62,364	80,340	101,452

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	70,875	87,636	98,107

(LOSS) INCOME FROM OPERATIONS	(8,511)	(7,296)	3,345

INTEREST AND OTHER INCOME, NET
Interest and other income	129	163	923
Equity income from EyakTek, including gain on sale	10,317	7,921	8,261
Interest expense	(585)	(618)	(2,864)

Interest and other income, net	9,861	7,466	6,320

INCOME BEFORE INCOME TAXES	1,350	170	9,665

INCOME TAX EXPENSE	844	1,100	4,209

NET INCOME (LOSS)	$506	$(930)	$5,456

EARNINGS (LOSS) PER SHARE
Basic	$0.05	$(0.10)	$0.56

Diluted	$0.05	$(0.10)	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,654	9,604	9,706

Diluted	9,679	9,604	9,762

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Common Stock			Capital in			Total
	Shares		Preferred	Excess of	Retained	Treasury	Stockholders’
	Outstanding	Amount	Stock	Par Value	Earnings	Stock	Equity
Balance, December 31, 2008	9,867	$50	$—	$50,722	$39,469	$(127)	$90,114
Common stock issued	156	—	—	—	—	717	717
Common stock purchased	(466)	—	—	—	—	(2,251)	(2,251)
Stock-based compensation	—	—	—	2,387	—	—	2,387
Restricted stock issued	81	—	—	(275)	—	275	—
Preferred stock issued	—	—	—	—	—	—	—
Tax provision from stock-based compensation	—	—	—	(136)	—	—	(136)
Net income	—	—	—	—	5,456	—	5,456

Balance, December 31, 2009	9,638	$50	$—	$52,698	$44,925	$(1,386)	$96,287

Common stock issued	91	—	—	(119)	—	482	363
Common stock purchased	(154)	—	—	—	—	(1,006)	(1,006)
Stock-based compensation	—	—	—	1,750	—	—	1,750
Restricted stock issued	51	—	—	(90)	—	90	—
Preferred stock issued	—	—	—	—	—	—	—
Tax provision from stock-based compensation	—	—	—	(254)	—	—	(254)
Net loss	—	—	—	—	(930)	—	(930)

Balance, December 31, 2010	9,626	$50	$—	$53,985	$43,995	$(1,820)	$96,210

Common stock issued	32	—	—	(36)	—	167	131
Common stock purchased	(30)	—	—	—	—	(132)	(132)
Stock-based compensation	—	—	—	274	—	—	274
Restricted stock issued	39	—	—	(63)	—	32	(31)
Preferred stock issued	—	—	—	—	—	—	—
Net income	—	—	—	—	506	—	506

Balance, December 31, 2011	9,667	$50	$—	$54,160	$44,501	$(1,753)	$96,958

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$506	$(930)	$5,456
Adjustments to reconcile net income to net cash provided by (used in)
Depreciation and amortization	3,800	3,772	3,826
Amortization of deferred financing costs	131	77	30
Loss on disposal of equipment	—	36	137
Stock-based compensation	274	1,750	2,387
Bad debt expense	215	68	12
Tax impact from stock-based compensation	—	(254)	(11)
Equity income, net of distributions in 2011, 2010 and 2009 of $1,555, $5,262 and $5,566, respectively	(1,484)	(2,659)	(2,694)
Gain on sale of equity investment in EyakTek, net of transaction costs in 2011 of $ 640	(7,278)	—	—
Changes in net deferred tax assets (liabilities)	633	1,221	1,663
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	81,526	53,805	(27,103)
Inventory	5,085	(231)	14
Other assets	6,899	24,321	(16,885)
Accounts payable	(22,007)	(58,852)	6,169
Accrued liabilities	(3,990)	(11,240)	8,134
Other liabilities	373	(14,068)	17,143

Net cash provided by (used in) operating activities	64,683	(3,184)	(1,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of depreciable assets	(193)	(300)	(1,259)
Sale of Equity Investment in Eyak	20,000	—	—
Purchase of Investment in InSysCo, net of cash acquired	(12,004)	—	—

Net cash provided by (used in) investing activities	7,803	(300)	(1,259)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments under Credit Facility	—	—	(22,387)
(Payments) Borrowings under non-interest bearing floor plan financing, net	(21,123)	282	34,889
Payments of deferred financing costs	(509)	—	(104)
Proceeds from exercise of Stock Options	—	121	363
Proceeds from issuance of stock from ESPP plan	132	242	354
Shares withheld from minimum tax withholding on vested restricted stock awards	(31)	(114)	(152)
Repurchase of common stock	(132)	(892)	(2,099)
Excess tax benefit from stock awards	—	—	11

Net cash (used in) provided by financing activities	(21,663)	(361)	10,875

NET INCREASE (DECREASE) IN CASH	50,823	(3,845)	7,894

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,049	7,894	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,872	$4,049	$7,894

CASH PAID DURING THE YEAR FOR:
Interest	$—	$—	$56
Income taxes	$260	$2,997	$353

The accompanying notes are an integral part of these consolidated financial statements.

GTSI CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business

GTSI Corp. (collectively with its subsidiaries, “GTSI” or the “Company”) is an IT hardware and solutions provider to Federal, state, and local government customers and prime contractors which are working directly on government contracts. GTSI addresses government technology challenges by providing IT products and solutions, a powerful collection of contracts, dedicated teams of certified professionals, flexible financing options, and ISO 9001:2008 registered global integration and distribution.

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

In 2009 the Company terminated it’s credit facility and entered into a new $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”). The Credit Agreement provides a “vendor and distributor program” under which we receive financing for inventory purchases from several of our largest CPC approved vendors with extended payment terms. On October 19, 2010, GTSI entered into an Amended Credit Agreement with CPC and other lenders to amend and restate the Credit Agreement (the “Amended Credit Agreement”). On May 31, 2011, GTSI entered into a Second Amended and Restated Credit Agreement with its lenders, which amended and restated the Amended Credit Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans. The Company relies on the Second Amended Credit Agreement as the primary vehicle to finance operations. The Company was in compliance with all financial and informational covenants as set forth in the Second Amended Credit Agreement as of December 31, 2011.

While the Company believes that we will remain in compliance with all of the financial and information covenants under the Second Amended Credit Agreement, there can be no assurance that we will do so. A breach of any of the covenants or restrictions in the Second Amended Credit Agreement may constitute an event of default resulting in the lenders discontinuing lending or declaring all outstanding borrowings, including inventory financing, to be due and payable. In such events we would need to find additional or alternative financing, if available, to refinance any such accelerated obligations. There can be no assurance that such financing would be available.

C. Principles of Consolidation

The consolidated financial statements include the accounts of GTSI and its wholly owned subsidiaries, GTSI Financial Services, Inc., GTSI Professional Services, Inc., Technology Logistics, Inc and Information Systems Consulting Group, Inc. All intercompany accounts and transactions have been eliminated. Investments in entities which the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting.

D. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Significant items subject to such estimates and assumptions include revenue recognition, financing receivables, stock-based compensation, accounts payable, bids and proposals, valuation of purchased intangible assets, impairment of identifiable intangible and other long-lived assets and goodwill and income taxes. Cost of sales in the accompanying Consolidated Statements of Operations is based on the direct cost method.

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

Effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2011, the new accounting guidance for multiple-deliverable revenue arrangements and the new guidance related to the scope of existing software revenue recognition guidance. The guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting. The new guidance changes the level of evidence of stand-alone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The guidance applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price if available and third-party evidence of selling price, when vendor specific objective evidence is unavailable. Under the new guidance, the Company uses the margin approach to determine the best estimate of selling price. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires public entities to disclose certain pro forma information about the revenue and earnings of the combined entity within the notes to the financial statements when a material business combination occurs. The pro forma revenue and earnings of the combined entity must be presented as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also requires that this disclosure include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This adoption did not affect our consolidated financial statements as the business combination of InSysCo is not material to our financial statements.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption of this update is permitted. The Company did not adopt this guidance in 2011 and we do not anticipate this having a material effect on our financial statements.

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

The new accounting guidance for multiple-deliverable revenue arrangements changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price (“ESP”) of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. The guidance applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor specific objective evidence of selling price (“VSOE”) if available and third-party evidence of selling price, when VSOE is unavailable.

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

GTSI offers rights of return to its customers on the products it sells. In accordance with FASB ASC 605-15, Revenue Recognition, Product (“ASC 605-15”), the Company records a sales return allowance based on historical trends in product return rates. The allowance for future sales returns as of December 31, 2011 and December 31, 2010 was $0.5 million and $0.6 million, respectively, and was recorded as a reduction of accounts receivable, net. The estimated cost of sales of $0.5 million and $0.6 million related to these sales were also deferred and recorded on the consolidated balance sheet as of December 31, 2011 and December 31, 2010, respectively, as deferred costs.

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

We record vendor rebates received under vendor incentive programs pursuant to a binding arrangement as a reduction of cost of sales based on a systematic and rational allocation that results in progress by the Company toward earning the rebate provided the amounts are probable and reasonably estimable. If the rebate is not probable and reasonably estimable, it is recognized as the milestones are achieved. In accordance with FASB ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”), the Company records freight billed to customers as sales and the related shipping costs as cost of sales.

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

H. Concentration of Credit Risk

Accounts receivable principally represents amounts collectible from the U.S. Federal, state and local governments and prime contractors that are working directly on government contracts. The Company periodically performs credit evaluations of its non-governmental customers and generally does not require collateral. As of December 31, 2011 and 2010, trade accounts receivable from the U.S. Federal government were $42.2 million, or 77.7%, and $64.3 million, or 61.6%, respectively. The Department of Defense accounted for 39.0% and 29.8% of total trade accounts receivable as of December 31, 2011 and 2010, respectively. One Federal agency accounted for 32.6% of total trade accounts receivable as of December 31, 2011 and one Federal agency and one prime contractor accounted for 12.2% and 10.7%, respectively, of total trade accounts receivable as of December 31, 2010. No other single U.S. Federal government department, agency or prime contractor accounted for 10% or more of accounts receivable as of December 31, 2011. Credit losses have been insignificant.

I. Allowance for Doubtful Accounts

The Company’s accounts receivable balances are net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on a specific identification of probable losses and an analysis of historical trade receivable write-offs. These estimates may differ from actual collection experience and are subject to adjustment. Therefore, the valuation reserve is re-evaluated quarterly and adjusted as information about the ultimate collectability of accounts receivable becomes available. The allowance for doubtful accounts as of December 31, 2011 and December 31, 2010 was less than $0.1 million and $0.1 million, respectively, and was recorded as a reduction of accounts receivable, net.

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

M. Stock-based Compensation

The Company accounts for stock-based compensation according to FASB ASC 718, Compensation-Stock Compensation, (“ASC 718”), using the modified-prospective transition method. Stock -based compensation expense for the years ended December 31, 2011, 2010, 2009 was $0.3 million, $1.7 million and $2.4 million, respectively. ASC 718 requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share based awards (“tax windfalls”) to be classified as financing cash flows. For the years ended December 31, 2011, 2010 and 2009, the tax impact from stock based compensation was a tax benefit of $0.1 million, $0.7 million and $0.8 million, respectively.

N. Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. ASC 740 requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. For the years ended December 31, 2011, 2010 and 2009, a tax provision of $0.8 million, $1.1 million and $4.2 million, respectively, was recorded.

O. Advertising

The costs of advertising are expensed as incurred.

P. Fair Value of Financial Instruments

At December 31, 2011 and 2010, the recorded values of financial instruments such as trade receivables, accounts payable and credit agreement borrowings approximated their fair values based on the short-term maturities of these instruments. As of December 31, 2011 and 2010, the carrying amount of current and long-term lease receivables and financed lease debt approximate their fair value.

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

R. Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009, respectively, the Company had no components to adjust Net Income to reportable Comprehensive Income.

2. Acquisition

On August 15, 2011, the Company acquired 100% of the outstanding stock of InSysCo. InSysCo provides mission critical IT, software development and business analysis support services to its customers. The business combination provides multiple benefits for both companies and is a significant step in executing our strategy of growing the professional services component of our business. InSysCo’s results have been included in the Company’s consolidated financial statements from August 16, 2011 to December 31, 2011. Pro forma results are not provided because InSysCo’s results of operations are not material to GTSI.

The aggregate purchase price that the Company paid for InSysCo is as follows (in thousands):

September 30,
Cash paid	$14,168
Working capital deficit adjustment	(130)

14,038
Less: Cash acquired	(2,034)

Total purchase price	$12,004

The working capital deficit adjustment represents the difference between the actual working capital and the target net working capital. In addition, approximately $0.4 million was incurred for acquisition-related costs and integration costs which are included in “Selling, General and Administrative” expenses in the accompanying consolidated statement of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

September 30,
Accounts receivable	$2,846
Prepaid expenses and other assets	818
Property and equipment	224
Intangible Assets	4,490
Goodwill	9,415
Accounts payable and accrued expenses	(4,092)
Deferred tax liability	(1,697)

Total purchase price	$12,004

Included in prepaid assets is $0.6 million for retention bonuses which the seller funded into an escrow bonus account. As of December 31, 2011, the Company recorded $0.5 million of expense related to these retention bonus programs.

The components and the initial estimated useful lives of the intangible assets listed in the above table as of the acquisition date are as follows (in thousands):

	September 30,	September 30,
	Amount	Life
Customer relationships	$4,490	10-12 years

Goodwill is primarily attributable to the benefits and synergies GTSI and InSysCo are expected to receive as a result of the business combination. The goodwill recorded in this transaction is not deductible for tax purposes.

3. Accounts Receivable

Accounts receivable consists of the following as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Trade accounts receivable	$56,036	$103,800
Unbilled trade accounts receivable	11,545	21,948
Lease receivables, net of deferred interest income of $ 223 and $ 236 at December 31, 2011 and December 31, 2010, respectively	5,853	2,478
Finance receivables, net of deferred interest income of $ 628 and $691 at December 31, 2011 and December 31, 2010, respectively	2,531	23,351
Vendor and other receivables	571	4,027

Total accounts receivable	$76,536	$155,604
Less: Allowance for doubtful accounts	(5)	(98)
Sales return allowance	(517)	(615)

Accounts receivable, net	$76,014	$154,891

4. Long-term receivables and other assets

The Company’s long-term receivables and other assets were as follows as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Lease receivables, net of deferred interest income of $25 and $82 at December 31, 2011 and December 31, 2010, respectively	$555	$1,062
Finance receivables, net of deferred interest income of $160 and $216 at December 31, 2011 and December 31, 2010, respectively	1,627	1,123
Equity Investment in EyakTek	0	10,615
Other Assets	944	1,491

Long-term receivables and other assets	$3,126	$14,291

5. Lease and Finance Receivables

The Company leases computer hardware to customers generally under sales-type leases, which are classified as lease receivables in the accompanying Consolidated Balance Sheets, in accordance with FASB ASC 840 Leases. In connection with those leases, the Company may sell related services, software and maintenance to its customers, which are classified as finance receivables in the accompanying Consolidated Balance Sheets. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.

The Company recognized revenue of $44.8 million, $68.2 million and $99.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, from sales-type leases and related transactions. As of December 31, 2011, the Company had current and long-term outstanding gross lease and finance receivables of $11.6 million, compared with $29.1 million as of December 31, 2010.

In 2010, as a result of the SBA Agreement, certain multiyear financing agreements were modified or terminated, which resulted in a $4.6 million write-off of net financing receivables. In addition, some other multiyear financing agreements were restructured to become due within the next 12 months, resulting in a $22.0 million decrease in accounts receivable and long-term receivables along with a corresponding $22.0 million decrease in accrued liabilities and other liabilities.

Future minimum payments for lease and finance receivables were as follows as of December 31, 2011 (in thousands):

September 30,
2012	$8,900
2013	1,497
2014	626
2015	366
Thereafter	213

Future minimum payments	$11,602

The Company’s investments in lease receivables were as follows as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Future minimum lease payments receivable	$6,656	$3,673
Unearned income	(248)	(133)

	$6,408	$3,540

The Company’s investment in finance receivables were as follows as of (in thousands):

	September 30,	September 30,
	2011	2010
Future minimum finance payments receivable	$4,946	$25,382
Unearned income	(788)	(908)

	$4,158	$24,474

6. Transferred Receivables and Financed Lease Debt

The Company transferred gross financing receivables of $46.1 million and $58.1 million for the years ended December 31, 2011 and 2010, respectively, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the years ended December 31, 2011 and 2010, the Company received cash of $41.7 million and $55.1 million and recorded a profit on the sales of $4.4 million and $5.5 million, respectively. The receivables are transferred non-recourse to third parties who accept all credit, interest, and termination risk from the underlying issuer. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.

7. Inventory

Inventory (composed entirely of finished goods) is valued at the lower of cost or market. Cost is determined using the average cost method. The Company writes down its inventory for obsolete or excess inventory based on assumptions about future demand and market conditions. For the years ended December 31, 2011, 2010 and 2009, there were no significant charges recorded for obsolete or excess inventory.

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

	September 30,	September 30,
	2011	2010
Office furniture and equipment	$7,371	$7,469
Purchased software for internal use	2,469	2,262
Internally developed software	16,494	16,693
Leasehold improvements	1,387	1,377

	27,721	27,801
Less: accumulated depreciation and amortization	(23,239)	(20,349)

Depreciable assets, net	$4,482	$7,452

Depreciation expense, including amortization of capitalized software development costs, was $3.4 million, $3.8 million and $3.9 million for the years ended 2011, 2010 and 2009 respectively. Amortization of software costs was $2.5 million in 2011, $2.9 million in 2010 and $2.8 million in 2009. During 2011 and 2010, the Company capitalized less than $0.1 million and $0.3 million, respectively, of development costs related to GEMS. In addition, during 2011 and 2010, the Company capitalized $0.2 million and less than $0.1 million, respectively, of purchased software for internal use. The total net book value of capitalized software development costs was $2.6 million and $4.8 million as of December 31, 2011 and 2010, respectively.

For year ended December 31, 2010, the Company had an impairment loss, related to internally developed software, of $0.2 million under FASB ASC 360, Property, Plant & Equipment. There were no indicators of impairment under FASB ASC 360 during 2011 or 2009.

During 2011, the Company retired or disposed of a total of $0.5 million of depreciable assets and $0.5 million of related accumulated depreciation. There were no significant retirements or disposals of fully depreciated assets and related accumulated depreciation during 2010.

9. Goodwill and Other Intangible Assets

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

The Company amortizes its definite—lived intangible assets using an accelerated method that best approximates the proportion of the future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset and evaluated on an annual basis to ensure continued appropriateness.

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized, but instead tested for impairment at least annually. The Company will perform its annual impairment tests as of July 31 of each year.

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

Goodwill

The following table represents the balance and changes in goodwill for the year ended December 31, 2011 (in thousands):

September 30,
Balance as of January 1, 2011	—
InSysCo acquisition (see Note 2)	9,415

Balance as of December 31, 2011	9,415

The value of goodwill is derived from the Company’s acquisition of InSysCo. There have been no events or changes in circumstances that have occurred since the acquisition date of August 15, 2011, that would indicate that there has been an impairment of goodwill.

Other Intangible Assets – Customer Relationships

The following tables set forth information for intangible assets subject to amortization (in thousands):

September 30,
Balance as of January 1, 2011	—
Customer Relationships from InSysCo acquisition (see Note 3)	4,490
Amortization of Customer Relationships	(414)

Balance as of December 31, 2011	4,076

The following table summarizes the estimated future amortization expense related to the customer relationships for 2012 and years thereafter (in thousands):

September 30,
Years Ending December 31,
2012	915
2013	692
2014	584
2015	504
Thereafter	1,381

Total	4,076

The weighted average amortization period for the customer relationships is 11.9 years. The Company uses an accelerated amortization method that reflects the pattern in which the economic benefits of the intangible asset is consumed. There have been no impairment charges on long-lived assets for the year ended December 31, 2011.

10. Credit Agreements

On May 27, 2009, we entered into a $135 million credit agreement with Castle Pines Capital LLC (“CPC”) and other lenders (the “Credit Agreement”). The Credit Agreement provided a “vendor and distributor program” under which we received financing for inventory purchases from several of our largest vendors with extended payment terms.

On October 19, 2010, GTSI entered into an Amended and Restated Credit Agreement with its lenders to amend the Credit Agreement by reducing the total facility limit from $135 million to $100 million and the revolving loan facility limit from $60 million to $45 million (“Amended Credit Agreement”). The Amended Credit Agreement carried an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 350 basis points for floor plan loans. Borrowing was limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credit.

On February 24, 2011, GTSI entered into an agreement with CPC and Wells Fargo Capital Finance, LLC, extending from May 27, 2011 to May 27, 2012 the maturity date of CPC’s 74.08% pro-rata share of the total loan commitment under the Amended Credit Agreement and allowing the acquisition of GTSI’s common stock related to net share settlements.

On May 31, 2011, GTSI entered into a Second Amended and Restated Credit Agreement with its lenders, which amended and restated the Amended Credit Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement extended the maturity date of the $100 million facility to May 31, 2014 and carries an interest rate indexed at 1-Month LIBOR plus 300 basis points for revolving loan advances and 1-Month LIBOR plus 275 basis points for floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credit.

On August 12, 2011, GTSI entered into a First Amendment to the Second Amended and Restated Credit Agreement with its lenders. The First Amendment amends, among other provisions, the definition of (a) “Borrowing Base” to include a “Liquidity Reserve” as a deduction there from and (b) “Total Debt Service Coverage Ratio” to include the accrual during the respective 12-month period of fees payable by GTSI as debt service expenses of GTSI in determining if it is in compliance with the Total Debt Service Coverage Ratio covenant. In addition, the First Amendment also provided the lenders’ consent to GTSI’s acquisition of InSysCo.

On August 30, 2011, GTSI entered into a Second Amendment to the Second Amended and Restated Credit Agreement with its lenders. The Second Amendment permits GTSI to purchase its common stock subject to certain terms and conditions, including that such purchases cannot exceed an aggregate purchase price of $5 million.

As of December 31, 2011, borrowing capacity and availability under the Amended Credit Agreement was as follows (in thousands):

September 30,
Total Amended and Restated Agreement	$100,000
Borrowing base limitation	(55,395)

Total borrowing capacity	44,605
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(14,049)
Less: letters of credit	(10,248)

Total unused availability	$20,308

As of December 31, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Second Amended Credit Agreement and as reflected above, unused available credit there under of $20.3 million.

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

The Second Amended Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. The Second Amended Credit Agreement also requires the Company to provide the lenders with certain information. The Company was in compliance with all financial and informational covenants in the Second Amended Credit Agreement as of December 31, 2011.

The Company uses the Second Amended Credit Agreement to finance inventory purchases from approved vendors. Inventory purchases under the Second Amended Credit Agreement usually have 60-day terms. Balances that are paid within the 60-day period do not accrue interest and are classified as floor plan financing in our balance sheet.

To the extent that we have credit availability under the Second Amended Credit Agreement, we are able to extend the payment terms past the 60-day period. Amounts extended past the no interest period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at December 31, 2011 or December 31, 2010. These extended payment balances under the Second Amended Credit Agreement accrue interest at the 1-Month LIBOR plus 275 basis points.

The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.5 million of loan financing costs related to the Second Amended Credit Agreement in May 2011. Deferred financing costs were $0.4 million and less than $0.1 million as of December 31, 2011 and December 31, 2010, respectively.

11. Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Accrued lease obligations	$1,985	4,733
Accrued PTO	1,654	1,158
Accrued commissions and bonuses	1,391	3,805
Accrued Benefits	1,373	167
Accrued Salaries	1,193	999
Accrued Professional Fees	498	650
Deferred Income Taxes	455	0
Accrued income taxes	383	254
Accrued Insurance	319	536
Other Accrued Liabilities	2,101	2,585

Total accrued liabilities	$11,352	$14,887

12. Stockholders’ Equity

Purchase of Capital Stock

On June 8, 2009, the Company’s Board of Directors authorized a program for periodic purchases of GTSI’s common stock through May 27, 2011 for an aggregate purchase price not to exceed $5 million.

On October 19, 2010, GTSI entered into an Amended and Restated Credit Agreement that prohibited GTSI from repurchasing its own common stock for purposes other than tax share settlements on the vesting of restricted stock awards.

On August 30, 2011, GTSI entered into an amendment to the Second Amended Credit Agreement that permits GTSI to purchase its common stock subject to certain conditions, including that such purchases cannot exceed an aggregate purchase price of $5 million. On August 31, 2011, the Board of Directors authorized a share repurchase program pursuant to Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) permitting the Company to repurchase its common stock up to an aggregate purchase price of $5 million.

During the year ended December 31, 2011 and 2010, under the repurchase program, the Company purchased 29,345 and 154,377 shares of its common stock, respectively. In addition, during the year ended December 31, 2011 and 2010, the Company acquired 6,669 and 20,816 shares of its common stock, respectively, related to tax share settlements on the vesting of restricted stock awards.

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

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of GTSI’s stock over the historical period of time equal to the expected term of the options. The Company uses historical data to estimate option exercises, employee terminations and award forfeitures within the valuation model. The expected term of options granted has been determined based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury rates at the time of grant that approximates the expected term of the option. The expected dividend assumption is zero as the Company is currently restricted under its Second Amended Credit Agreement from issuing dividends on its common stock and it does not expect to declare a dividend in the foreseeable future. The fair value of the Company’s stock based option awards to employees was based on the following weighted-average assumptions for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected volatility	52.3%	51.0%	51.0%
Expected dividends	—	—	—
Expected term (in years)	4.9	4.6	5.5
Risk free interest rate	1.6%	1.6%	2.9%

Stock Options

A summary of option activity under the Company’s stock incentive plans as of December 31, 2011, 2010 and 2009, and related changes during the years then ended is presented below (in thousands):

	September 30,	September 30,	September 30,	September 30,
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding balance at December 31, 2008	1,648	$8.05	$3.40	261
Granted	200	$6.40
Exercised	(75)	$4.24
Forfeited	(74)	$6.64
Expired	(194)	$9.62

Oustanding balance at December 31, 2009	1,505	$7.83	3.83	$69

Granted	285	$5.22
Exercised	(30)	$2.81
Forfeited	(221)	$5.77
Expired	(575)	$7.65

Oustanding balance at December 31, 2010	964	$7.79	2.64	$5

Granted	200	$4.66
Exercised	0	$—
Forfeited	(60)	$6.27
Expired	(385)	$8.35

Outstanding balance at December 31, 2011	719	$6.75	3.66	$—

Exercisable at December 31, 2011	421	$8.14	1.89	$—

The weighted-average grant-date fair value of options granted during 2011, 2010 and 2009 was $4.66, $5.22 and $6.40, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $0.0 million, $0.1 million and $0.1 million, respectively. For the years ended December 31, 2011, 2010 and 2009, stock compensation expense related to stock options was $0.3 million, $0.4 million and $0.7 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, the tax impact from stock based compensation was a tax benefit of $0.1 million, $0.7 million and $0.8 million, respectively.

Restricted Shares

In 2011, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee Board members, which will vest in April 2012, and no restricted stock to employees. In 2010, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee Board members, which vested in April 2011, and no restricted stock to employees. During 2009, the Company issued restricted stock grants of 26,664 shares of the Company’s common stock to the non-employee Board members, which vested in April 2010, as well as 36,539 shares of restricted stock to employees, scheduled to vest in equal installments over a period of five years from the grant date. Compensation is recognized on a straight-line basis over the vesting period of the grants. During 2011, 2010 and 2009, less than $0.1 million, $0.6 million and $0.8 million, respectively, was recorded as stock compensation expense for restricted stock.

Holders of non-vested restricted stock have similar dividend and voting rights as common stockholders. The fair value of non-vested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested shares as of December 31, 2011, 2010 and 2009, and related changes during the years then ended is presented below (in thousands):

	September 30,	September 30,
		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested balance at December 31, 2008	290	$10.83
Granted	63	$5.54
Vested	(101)	$9.76
Forfeited	(37)	$10.13

Nonvested balance at December 31, 2009	215	$9.91

Granted	27	$5.61
Vested	(83)	$8.90
Forfeited	(74)	$11.27

Nonvested balance at December 31, 2010	85	$8.35

Granted	27	$4.56
Vested	(45)	$7.82
Forfeited	(23)	$8.91

Nonvested balance at December 31, 2011	44	$6.34

Stock Appreciation Rights (“SARs”)

SAR’s provide a cash payment based on the increase in the value of a stated number of shares over a specific period of time. SAR’s are granted with five year terms and an exercise price of $9.60. In 2011 and 2010, there were no SARs granted as part of the 2007 Plan. During 2009 there were 76,179 SARs granted, respectively, as part of the 2007 long term incentive plan. All SARs are to be settled in GTSI stock. During 2011, 2010 and 2009, less than $0.1 million, $0.7 million and $0.9 million, respectively was recorded as stock compensation expense for SARs. A summary of SARs activity under the Company’s stock incentive plans as of December 31, 2011, 2010 and 2009, and related changes during the years then ended is presented below (in thousands):

	September 30,	September 30,	September 30,	September 30,
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding balance at December 31, 2008	758	$9.60	5.09	$—
Granted	76	$9.60
Exercised	—	—
Forfeited	(65)	$9.60
Expired	(52)	$9.60

Outstanding balance at December 31, 2009	717	$9.60	4.44	$—

Granted	0	$—
Exercised	—	—
Forfeited	(171)	$9.60
Expired	(165)	$9.60

Outstanding balance at December 31, 2010	381	$9.60	3.04	$—

Granted	—	—
Exercised	—	—
Forfeited	(56)	$9.60
Expired	(118)	$9.60

Outstanding balance at December 31, 2011	207	$9.60	2.03	$—

Exercisable at December 31, 2011	160	$9.60	1.67	$—

Unrecognized Compensation

As of December 31, 2011, there was $0.7 million of total unrecognized compensation cost related to non-vested stock-based awards, which consisted of unrecognized compensation of $0.5 million related to stock options, $0.1 million related to restricted stock awards and $0.1 million related to SARs. The cost as of December 31, 2011 for unrecognized compensation related to stock options, restricted stock awards, and SARs is expected to be recognized over a weighted average period of 2.21 years, 0.74 years and 1.38 years, respectively. During 2011, approximately 91,752 stock option and SAR awards and 45,412 restricted stock awards vested.

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

The table below summarizes the number of shares purchased by employees under the ESPP during offering periods indicated:

	September 30,	September 30,
Offering period ended	Number of shares purchased	Purchase price
December 31, 2011	14,775	$3.54
June 30, 2011	17,538	$4.57
December 31, 2010	20,649	$4.00
June 30, 2010	34,233	$4.64
December 31, 2009	46,350	$4.22
June 30, 2009	34,739	$4.56

The weighted average fair market value of shares under the ESPP was $4.10 in 2011, $4.40 in 2010 and $4.37 in 2009. GTSI has reserved 1,600,000 shares of common stock for the ESPP, of which 458,223 were available for future issuance as of December 31, 2011. The ESPP plan was terminated as of January 1, 2012.

Stockholder Rights Plan

On September 13, 2010, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan, which expired in September 2011, was set forth in the Rights Agreement dated as of September 14, 2010 (the “Rights Agreement”) between the Company and American Stock Transfer & Trust Company, LLC. In connection with the Rights Plan, the Company declared a dividend of one preferred share purchase right (individually, a “Right” and collectively, the “Rights”) for each share of outstanding common stock of the Company at the close of business on September 24, 2010. If the Rights became exercisable, each Right would entitle the registered holder thereof, until September 12, 2011 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value $0.25 per share (the “Preferred Stock”), of the Company, at a price of $20.00 per one one-thousandth (1/1000th) of a share of Preferred Stock, subject to certain anti-dilution adjustments.

The Rights were not immediately exercisable. The Rights initially traded only with the Company’s common stock to which they were attached, and generally became exercisable only if a person or group becomes an Acquiring Person (as defined in the Rights Agreement) by accumulating beneficial ownership (as defined in the Rights Agreement) of 20% or more of the Company’s outstanding common stock. If a person became an Acquiring Person, the holders of each Right (other than an Acquiring Person) would be entitled, after the tenth business day, to purchase shares of the Company’s preferred stock at the exercise price of the Right, which is initially $20.00 per Right. The Rights Agreement provided that a person or group currently owning 20% or more of the Company’s outstanding common stock would not be deemed to be an Acquiring Person if the person or group did not subsequently accumulate an additional 1% of the Company’s outstanding common stock through open market purchases, expansion of the group or other means. The Rights, which would only become exercisable after a person became an Acquiring Person, had no objective value. If the Rights became exercisable, any objective determinable value of the Rights would be accounted for with a charge to retained earnings and a credit to paid-in capital. At any time prior to a person becoming an Acquiring Person, the Company’s Board of Directors could cause the Company to redeem the Rights in whole, but not in part, at a price of $0.01 per Right.

13. Related Party Transactions

On August 19, 2011, GTSI sold its 37% equity interest in Eyak Technology, LLC (“EyakTek”) to EyakTek for $20 million and settled all of the pending arbitration proceedings, litigation and related disputes with EyakTek and its officers and other owners, pursuant to a settlement and redemption agreement. GTSI had acquired the EyakTek equity interest in 2002 when GTSI invested approximately $0.4 million in EyakTek. GTSI was not the primary beneficiary of this “variable interest entity” because GTSI did not control EyakTek, whether through voting rights or other means. GTSI’s previous investment balance in EyakTek was included in the long-term receivables and other assets in the accompanying consolidated balance sheets. The investment in EyakTek was accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. At December 31, 2010, our investment balance for EyakTek was $10.6 million, and for the years ended December 31, 2011, 2010 and 2009, our equity in earnings was $3.0 million, $7.9 million and $8.3 million, respectively.

GTSI recognized sales to EyakTek and its subsidiary of $5.2 million, $47.6 million, and $21.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. GTSI received a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek. Fees recorded by the Company, which are recognized when EyakTek sells to third party customers, are less than $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively, which are included in sales in the accompanying consolidated statements of operations.

The following table summarizes EyakTek’s financial information for the periods included in the accompanying consolidated statements of operations.

	September 30,	September 30,	September 30,
	Period
	January 1 through August 19, 2011	January 1 through December 31, 2010	January 1 through December 31, 2009
Revenues	$167,795	$422,155	$408,759
Gross margin	$21,881	$46,776	$42,404
Net income	$4,271	$21,409	$21,707

September 30,
December 31, 2010
Current assets	$111,158
Noncurrent assets	$215
Current liabilities	$82,487
Noncurrent liabilities	$202
Member’s equity	$28,684

GTSI recorded a $7.3 million gain from the sale of its EyakTek equity interest; the details of the gain calculation are in the table below.

September 30,
Cash	$20,000
Less: Cost basis of equity investment, net	(12,082)
Transaction Fees	(640)

Gain on sale of equity investment	$7,278

EyakTek’s audited financial statements for the period of January 1 to August 19, 2011 included a $2.4 million contingent liability that was recorded subsequent to the August 19, 2011 sale of GTSI’s equity investment in EyakTek. The contingent liability did not have any impact on the equity earnings or gain on sale of investment previously reported by GTSI.

14. Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income by the weighted average shares outstanding during the period, which includes shares of restricted stock that are fully vested. Diluted earnings (loss) per share are computed similarly to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive. In periods of net loss, all potentially dilutive shares are considered anti-dilutive and are excluded from the calculation.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31 (in thousands except per share amounts):

	September 30,	September 30,	September 30,
	2011	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$506	$(930)	$5,456
Weighted average shares outstanding	9,654	9,604	9,706

Basic earnings (loss) per share	$0.05	$(0.10)	$0.56

Diluted earnings (loss) per share:
Net income (loss)	$506	$(930)	$5,456
Weighted average shares outstanding	9,654	9,604	9,706
Incremental shares attributable to the assumed exercise of outstanding stock options	25	N/A	56

Weighted average shares and equivalents	9,679	9,604	9,762

Diluted earnings (loss) per share	$0.05	$(0.10)	$0.56

For the years ended December 31, 2011 and 2009, 1,023,080 and 2,313,723 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the year ended December 31, 2010 all common stock equivalents, or 2,020,711 shares, were excluded in the computation of diluted loss per share because their effect would have been anti-dilutive due to the net loss during the year. These excluded shares related to potentially dilutive securities primarily associated with stock options granted by the Company pursuant to its equity plans.

15. Income Taxes

Income tax expense consists of the following for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$(229)	$(216)	$(2,551)
State	18	83	(132)

	$(211)	$(133)	$(2,683)

Deferred:
Federal	$(556)	$(817)	$(1,038)
State	(77)	(150)	(488)

	$(633)	$(967)	$(1,526)

Total income tax provision	$(844)	$(1,100)	$(4,209)

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carryforwards and tax credits and the net tax effects of temporary differences between the carrying amounts of assets and liabilities and the amounts recorded for income tax purposes. The components of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Allowance for bad debt	$13	$1,612
Inventory reserves and capitalization	93	103
Reserves	613	1,564
Deferred revenue	882	655
Deferred rent	1,141	1,148
Stock compensation	919	1,152
Sale of receivables	—	2
Investment Partnership	—	628
Net operating losses	96	63
Other	9	44

Total deferred tax assets	3,766	6,971

Deferred tax liabilities:
Prepaid expenses and other	(494)	(420)
Prepaid bonuses	(94)	(198)
Depreciation and amortization	(2,943)	(2,383)
Unbilled Receivables	(1,496)	(3,046)

Total deferred tax liabilities	(5,027)	(6,047)

Net deferred tax (liabilities) assets	$(1,261)	$924

Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not that some portion or the entire deferred tax asset will not be realized. As the Company believes it is more likely than not to realize all its deferred tax assets, no valuation allowances have been recorded for the periods December 31, 2011 and December 31, 2010.

The following is a reconciliation of the statutory U.S. income tax rate to the Company’s effective tax rate for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.1	9.8	5.1
Non-deductible acquisition and disposal costs	5.4	—	—
Non-deductible meals & entertainment costs	4.7	40.7	1.0
Non-deductible accrued incentive costs	—	—	0.7
Tax return adjustments & other	2.9	(172.2)	2.1
APIC tax shortfall	15.7	782.7	1.0
Change in uncertain tax positions	(6.3)	(47.9)	(0.4)
Change in valuation allowance	—	—	—

Effective tax rate	62.5%	647.1%	43.5%

Tax Uncertainties

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10, (“ASC 740”), which is the guidance for uncertain tax positions. ASC 740 requires an evaluation process for all tax positions taken. ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

GTSI is subject to U.S. Federal income tax as well as income tax of multiple states and local jurisdictions. Under general rules of statutory limitation, the company's federal and state income tax returns remain open for examination back to 2008, with some states open four years to 2007.

The Company’s tax reserves relate to state nexus issues and the state impact of IRS audit adjustments for the 2003 through 2005 tax years. With each year the Company’s tax exposure rolls forward with incremental increases expected based on continued accrual of interest. The Company’s tax liability for unrecognized tax benefits are as follows as of December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at beginning of the year	$107	$157	$197
Additions for prior year tax positions	1	20	5
Reductions for settlements	—	—	(2)
Lapses in statute of limitations	(88)	(70)	(43)

Balance at end of the year	$20	$107	$157

GTSI’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of December 31, 2011 and December 31, 2010. During the year, accrued interest and accrued penalties both decreased by less than $0.1 million due primarily to the settlement and payment of assessed liabilities. Interest will continue to accrue on certain issues in 2012 and beyond.

It is not anticipated that any increase or decrease during the next 12 months in the amount of unrecognized tax benefits will be material. Further, it is anticipated that the effective tax rate impact of any unrecognized tax benefits will be immaterial.

16. Defined Contribution Plan

GTSI maintains the Employees’ 401(k) Investment Plan (the “401(k) Plan”), a savings and investment plan intended to be qualified under Section 401 of the Internal Revenue Code (“IRC”). All Company employees who are at least 21 years of age are eligible to participate. The 401(k) Plan is voluntary and allows participating employees to make pretax contributions, subject to limitations under IRC, of a percentage (not to exceed 30%) of their total compensation. New hires are automatically enrolled in the 401(k) Plan at a 3% deferral rate unless the new hire opts out or selects to increase or decrease their deferral percentage. Employee contributions are fully vested at all times. GTSI contributions vest at 20% over five years. GTSI matches employee contributions 50% of the first five percent of eligible pay. In 2011, 2010 and 2009, the Company contributed approximately $0.7 million, $1.0 million and $1.2 million to the 401(k) Plan, respectively. Beginning on January 1, 2012, GTSI has accelerated the vesting schedule to vest employer contributions at 33% in year one, 66% in year two, and 100% in year three.

InSysCo maintained the defined contribution profit sharing plan (the “profit sharing plan”) in which InSysCo employees were eligible to participate in through the end of the year, subsequent to the acquisition. All InSysCo employees that are at least 20  1/2 years old may participate in the profit sharing plan, in which company contributions are equal to 25% of the compensation of each eligible participant and vest to the participant immediately. The Company recorded contributions to the profit sharing plan of $1.2 million for the period from August 19, 2011 through December 31, 2011. Effective January 1, 2012, the InSysCo profit sharing plan will be terminated, upon which all InSysCo employees will be eligible to participate in the 401(k) Plan.

17. Commitments and Contingencies

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

	September 30,	September 30,
	2011	2010
Accrued warranties at beginning of year	$229	$215
Charges made against warranty liabilities	0	(15)
Adjustments to warranty reserves	(96)	0
Accruals for additional warranties sold	34	29

Accrued warranties at end of year	$167	$229

Maintenance Warranties

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the years ended December 31 (in thousands):

	September 30,	September 30,
	2011	2010
Deferred warranty revenue at beginning of year	$1,882	$798
Deferred warranty revenue recognized	(1,897)	(2,285)
Revenue deferred for additional warranties sold	948	3,369

Deferred warranty revenue at end of year	$933	$1,882

Lease Commitments

The Company conducts its operations from leased real properties, which include offices and a warehouse. These obligations expire at various dates between 2012 and 2019. The Company executed a lease for a new corporate headquarters in 2007 and relocated to its new location in 2008. The Company has a number of lease options for current and future space commitments under its 10-year term. This lease expires in 2019.

In June 2011, GTSI executed the Fifth Amendment to extend the Chantilly, Virginia lease related to the warehouse for an additional five years expiring December 2016 and to reduce its lease footage from approximately 142,000 square feet to approximately 96,000 square feet.

Most of the leases contain renewal options at inception, some of which have been exercised, as well as escalation clauses, which are recognized on a straight-line basis over the lease term. No leases contain purchase options or restrictions of the Company’s activities concerning dividends, additional debt, or further leasing. Rent expense for 2011, 2010 and 2009 was approximately $4.8 million, $4.7 million and $4.9 million, respectively.

Future minimum lease payments under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 are as follows (in thousands):

September 30,
2012	$4,592
2013	4,640
2014	4,759
2015	4,881
2016	5,007
Thereafter	10,809

Total minimum lease payments	$34,688

Letters of Credit

As of December 31, 2011 and 2010, the Company provided a letter of credit in the amount of $2.4 million for the office space lease signed in December 2007.

As of December 31, 2011 and 2010, the Company had outstanding letters of credit in the amount of $7.8 million and $2.7 million, respectively, to guarantee the performance by the Company of its obligations under customer contracts.

Employment Agreements

At December 31, 2011, GTSI has change in control agreements with eight executives and key employees and severance agreements with six executives. These arrangements provide for payments of as much as 12 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of December 31, 2011, no accruals have been recorded for these agreements.

Contingencies

On October 1, 2010, GTSI received notice from the U.S. Small Business Administration (“SBA”) that GTSI was temporarily suspended from any future Federal government contracting based on alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 and a lack of business integrity or business honesty that seriously or directly affected the responsibility of GTSI as a government contractor. On October 19, 2010, the SBA lifted its temporary Federal contract suspension on GTSI pursuant to an administrative agreement with GTSI (the “SBA Agreement”). Pursuant to the SBA Agreement, GTSI agreed that it will not obtain or attempt to obtain any new Federal government contract, subcontract or any business that is intended to benefit small businesses, including task orders and options on existing contracts. As also required by the SBA Agreement, GTSI retains a SBA-approved monitor who reports regularly to the SBA on GTSI's compliance with the SBA Agreement and applicable Federal government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA's Office of Inspector General's notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.

The U.S. Attorney’s Office is reviewing the same subject matter that led to the SBA’s temporary suspension of GTSI from Federal government contracting and the resulting SBA Agreement. GTSI has provided information in response to that inquiry. GTSI will continue to cooperate with the continuing investigations of its conduct as a subcontractor for certain small businesses. The continuing investigations of GTSI by the Federal government may result in administrative, civil or criminal penalties, including a recommendation that may adversely affect or terminate GTSI's ability to serve as a government contractor.

Legal Proceedings

In addition to the matters discussed above, we have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. We believe the resolution of these other claims that we have in the normal course of our business will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty. Further, from time-to-time, agencies of the Federal government, including the SBA and the U.S. Attorney's Office as discussed above, investigate whether our operations are being conducted in accordance with applicable regulatory requirements. Federal government investigations of us, whether relating to government contracts or conducted for other reasons, may result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or may lead to suspension or debarment from future Federal government contracting. Federal government investigations often take years to complete.

18. Segment Reporting

GTSI engages in business activities as one operating segment that resells hardware and software and provides services primarily to the Federal government. The Company’s chief operating decision maker evaluates performance and determines resource allocation based on GTSI’s consolidated sales and operating results.

The following table summarizes the Company’s sales by type for the years ended December 31 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Hardware	$220,997	$463,078	$495,594
Software	73,269	130,241	182,372
Services	47,806	51,140	55,625
Financing	14,594	22,252	28,279

Total	$356,666	$666,711	$761,870

Major Customers

All of GTSI’s sales are earned from U.S. entities. Sales to multiple agencies and departments of the Federal government, either directly or through prime contractors, accounted for approximately 90%, 96% and 95% of the Company’s consolidated sales during 2011, 2010, and 2009, respectively.

19. Selected Quarterly Financial Data (unaudited)

The following tables illustrate selected quarterly financial data for 2011 and 2010. GTSI has historically experienced significant seasonal fluctuations in its operations as a result of the U.S. Federal government buying and funding patterns. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011
	Q1	Q2	Q3	Q4	Total
Sales	$70,335	$81,283	$95,782	$109,266	$356,666
Gross margin	12,989	14,156	17,319	17,900	62,364
Net (loss) income	(2,673)	(1,453)	4,265	367	$506

Basic (loss) earnings per share	$(0.28)	$(0.15)	$0.44	$0.04	$0.05
Diluted (loss) earnings per share	$(0.28)	$(0.15)	$0.44	$0.04	$0.05

	September 30,	September 30,	September 30,	September 30,	September 30,
	2010
	Q1	Q2	Q3	Q4 (a)	Total
Sales	$101,814	$135,047	$237,367	$192,483	$666,711
Gross margin	13,519	17,449	29,788	19,584	80,340
Net (loss) income	$(4,588)	$(1,236)	$5,934	$(1,040)	$(930)

Basic (loss) earnings per share	$(0.48)	$(0.13)	$0.62	$(0.11)	$(0.10)
Diluted (loss) earnings per share	$(0.48)	$(0.13)	$0.62	$(0.11)	$(0.10)

(a)	Pre-tax income for the quarter ended December 31, 2010 was negatively impacted by a $4.6 million write-off of net financing receivables and $3.0 million in additional SG&A expenses related to severance, legal and monitoring and other expenses in connection with the SBA Agreement.

20. Subsequent Events

On February 21, 2012, GTSI entered into an agreement to sublet approximately 22% of the rentable square footage located in our headquarters in Dulles, VA. The agreement contains an initial term of 25 months beginning April 1, 2012, with two additional options to extend through the end of GTSI’s lease, May 2019. GTSI has retained the right to recapture the sublet premises at the end of the initial term and therefore has not decided to permanently exit the space. In accordance with ASC 840-20-25-15, GTSI will record a charge of $0.6 million in February 2012 upon execution of the agreement. The expected net positive cash flow from the sublease is $1.3 million over the initial term of the lease.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2011.

We acquired 100% of the outstanding common stock of InSysCo on August 15, 2011. InSysCo is included in our December 31, 2011 consolidated financial statements and constituted, in the aggregate, 11.8% of consolidated total assets at December 31, 2011, 2.7% of consolidated total revenues, and 2.4% of the consolidated loss from operations for the year ended December 31, 2011. Since the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include InSysCo. This exclusion is consistent with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Our disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to GTSI’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management, under the supervision and with the participation of our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based upon the criteria set forth in Internal Control—Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, an evaluation was performed to determine whether there were any changes in our internal control procedures over financial reporting that occurred during the quarter ended December 31, 2011. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Registrant’s Stockholders scheduled to be held on May 25, 2012 (the “Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements of GTSI Corp. are as follows:

(1).	Consolidated Financial Statements

a.	Consolidated Balance Sheets as of December 31, 2011 and 2010

b.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011

c.	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2011

d.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011

e.	Notes to Consolidated Financial Statements

(2).	Consolidated Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the consolidated financial statements or related notes.

(b)	Exhibits

The exhibits listed in the Index to Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.

By:	/s/ STERLING E. PHILLIPS, JR.
Sterling E. Phillips, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.	Chief Executive Officer (Principal Executive Officer)	March 29, 2012

/s/ PETER WHITFIELD Peter Whitfield	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2012

/s/ JOHN M. TOUPS John M. Toups	Chairman of the Board	March 29, 2012

/s/ LLOYD GRIFFITHS Lloyd Griffiths	Director	March 29, 2012

/s/ LEE JOHNSON Lee Johnson	Director	March 29, 2012

/s/ THOMAS HEWITT Thomas Hewitt	Director	March 29, 2012

/s/ JOSEPH KEITH KELLOGG, JR. Joseph Keith Kellogg, Jr.	Director	March 29, 2012

/s/ STEVEN KELMAN Steven Kelman	Director	March 29, 2012

/s/ LINWOOD A. LACY, JR Linwood A. Lacy, Jr.	Director	March 29, 2012

/s/ BARRY REISIG Barry Reisig	Director	March 29, 2012

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 29, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement between GTSI Corp and Information Systems Consulting Group, Inc., dated August 15, 2011 (26)

3.1	Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

3.3	Amendment to the Restated Certificate of Incorporation of GTSI Corp. (Certificate of Designation) (18)

4.1	Rights Agreement, dated as of September 14, 2010, between GTSI Corp. and American Stock Transfer & Trust Company, LLC, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (17)

10.1	GTSI Employee's 401(k) Investment Plan, and amendments No. 1, 2 and 3 thereto (3)

10.2	Employee Stock Purchase Plan, as amended to date (4)

10.3	1997 Non-Officer Stock Option Plan, as amended to date (5)

10.4	Lease dated August 11, 1995 between the Company and Security Capital Industrial Trust, and Amendments for distribution center facility (6)

10.5	Amended and Restated 2007 Stock Incentive Plan (10)

10.6	Lease dated December 5, 2007 between the Company and SP Herndon Development LP for new headquarters facility (11)

10.7	GTSI Corp. Long Term Incentive Plan * (8)

10.8	GTSI 2005 Executive Incentive Compensation Plan * (3)

10.9	Form of GTSI Change in Control Agreement *(3)

10.10	Form of GTSI Severance Agreement *(9)

10.11	2008 Short Term Incentive Plan Description* (12)

10.12	Employment Agreement dated October 29, 2008 between the Registrant and Peter Whitfield* (13)

10.13	GTSI's Board of Directors authorization of common stock repurchase program dated as of June 8, 2009 (14)

10.14	Change in Control Agreements and amendments to existing employment agreements* (15)

10.15	Election of Board of Director (16)

10.16	Administrative Agreement between GTSI and the SBA dated as of October 19, 2010. (19)

10.17	Appointment of Sterling E. Phillips Jr. as Chief Executive Officer and President. * (20)

10.18	Consulting Agreement dated January 3, 2009 between the Registrant and Lee Johnson (filed here within)

10.19	Employment Agreement dated January 24, 2011 between the Registrant and Sterling Phillips * (21)

10.20	Board appointment dated January 26, 2011 * (22)

10.21	Bonus arrangement dated February 11, 2011 between the Registrant and Peter Whitfield * (23)

10.22	Form of Indemnification Agreement dated April 28, 2011. * (24)

10.23	Second Amended and Restated Credit Agreement with Castle Pines Capital LLC and Wells Fargo (25)

10.24	First Amendment to Second Amended and Restated Credit Agreement and Consent, dated August 12, 2011 (26)

10.25	Settlement and Redemption Agreement between GTSI Corp. and Eyak Technology, LLC., dated August 19, 2011 (27)

10.26	Second Amendment to Second Amended and Restated Credit Agreement and Consent, dated August 30, 2011 (28)

14.1	Code of Ethics (7)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

23.2	Consent of Aronson & Company (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

99.1	Results of Operations and Financial Conditions (29)

99.1	Other Events (30)

99.1	Results of Operations and Financial Condition (31)

99.1	Other Events (32)

99.1	Other Events (33)

99.1	Other Events (34)

99.1	Other Events (35)

99.1	Other Events (36)

99.1	Results of Operations and Financial Condition (37)

99.1	Other Events (38)

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15 (c).

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2007.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 27, 2005.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(7)	Incorporated by reference to the Company’s Internet website, www.GTSI.com.

(8)	Incorporated by reference to Appendix B of the Registrant's 2004 Proxy Statement

(9)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2006.

(10)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 5, 2007.

(11)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 25, 2008.

(12)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 23, 2008.

(13)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 29, 2008.

(14)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 12, 2009.

(15)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 4, 2009.

(16)	Incorporated by reference to the Registrant’s current report on Form 8-K dated November 9, 2009.

(17)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 13, 2010.

(18)	Incorporated by reference to the Registrant’s current report on Form 8-K dated September 13, 2010.

(19)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 19, 2010.

(20)	Incorporated by reference to the Registrant’s current report on Form 8-K dated November 23, 2010.

(21)	Incorporated by reference to the Registrant’s current report on Form 8-K dated January 24, 2011

(22)	Incorporated by reference to the Registrant’s current report on Form 8-K dated January 26, 2011

(23)	Incorporated by reference to the Registrant’s current report on Form 8-K dated February 11, 2011

(24)	Incorporated by reference to the Registrant’s current report on Form 8-K dated April 28, 2011

(25)	Incorporated by reference to the Registrant’s current report on Form 8-K dated June 7, 2011

(26)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 17, 2011

(27)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 19, 2011

(28)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 31, 2011

(29)	Incorporated by reference to the Registrant’s current report on Form 8-K dated May 12, 2011

(30)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 9, 2011

(31)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 15, 2011

(32)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 17, 2011

(33)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 19, 2011

(34)	Incorporated by reference to the Registrant’s current report on Form 8-K dated August 31, 2011

(35)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 3, 2011

(36)	Incorporated by reference to the Registrant’s current report on Form 8-K dated October 21, 2011

(37)	Incorporated by reference to the Registrant’s current report on Form 8-K dated November 15, 2011

(38)	Incorporated by reference to the Registrant’s current report on Form 8-K dated December 12, 2011