Form 10-K/A
period 2011-12-31
GTSI CORP
filed 2012-04-12
CIK 850483

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of GTSI Corp. (“GTSI” or the “Company”) amends the Company’s Annual Report on Form 10-K for the 12 months ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 29, 2012 (“Original 10-K”). This Amendment No. 1 does not reflect a change in our results of operations or financial position as reported in the Original 10-K. The Company is filing this Amendment No. 1 because the number of holders of record of the Company’s common stock was inadvertently omitted from Part 2-Item 5 of the Original 10-K. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 29, 2012. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Item 5, as amended, is repeated in this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, amended Item 5, the signature page and restated exhibits 31.1, 31.2 and 32.1.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The annual meeting of GTSI’s stockholders is scheduled to be held at 11:00 a.m. on May 25, 2012, at the Company’s headquarters located at 2553 Dulles View Drive, Suite 100, Herndon, VA.

Price Range of Common Stock

GTSI’s common stock is traded on the NASDAQ Global Market under the symbol GTSI. As of March 20, 2012, there were 281 holders of record of the Company’s common stock. The following stock prices are the high and low sales prices of GTSI’s common stock during the calendar quarters indicated.

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

	(a)	Weighted	Number of Shares Available
	Number of Shares to be	Average Exercise	for Future Issuance Under
	Issued upon Exercise / Lapse	Price of	Equity Compensation Plans
	of Outstanding Options /	Outstanding	(excluding shares reflected in
Plan Category	Restricted Stock Awards	Options	column (a))
Equity compensation plans approved by stockholders	925,226	$7.39	1,608,423

PERFORMANCE GRAPH—UPDATE

The following graph is furnished pursuant to SEC Exchange Act regulations. It compares the annual percentage change in the cumulative total return on GTSI’s common stock with the cumulative total return of the NASDAQ Composite Index and a Peer Index of companies with the same four-digit standard industrial classification (SIC) code as the Company (SIC Code 5045 — Computers and Peripheral Equipment and Software) for the period commencing December 31, 2006 and ending December 31, 2011. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

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

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI CORP.

By:	/s/ STERLING E. PHILLIPS, JR.
Sterling E. Phillips, Jr.
Chief Executive Officer

April 12, 2012

4