Form 10-Q
period 2012-03-31
GTSI CORP
filed 2012-05-10
CIK 850483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.005 per share, outstanding as of April 26, 2012 was 9,672,177.

GTSI Corp.

Form 10-Q for the Quarter ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GTSI CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$63,250	$54,872
Accounts receivable, net of allowance of $476 and $522 at March 31, 2012 and December 31, 2011, respectively	46,008	76,014
Inventory, net of reserve of $32 and $112 at March 31, 2012 and December 31, 2011, respectively	9,728	8,623
Deferred costs	533	1,587
Other current assets	3,545	1,645

Total current assets	123,064	142,741
Depreciable assets, net of accumulated depreciation of $23,977 and $23,239 at March 31, 2012 and December 31, 2011, respectively	3,744	4,482
Long-term receivables and other assets	2,642	3,126
Intangible assets, net of accumulated amortization of $643 and $414 at March 31, 2012 and December 31, 2011, respectively	3,847	4,076
Goodwill	9,415	9,415

Total assets	$142,712	$163,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$—	$—
Accounts payable	27,196	33,598
Accounts payable — floor plan	6,132	14,049
Accrued liabilities	8,122	11,351
Deferred revenue	2,562	4,105

Total current liabilities	44,012	63,103
Other liabilities	4,148	3,779

Total liabilities	48,160	66,882

Commitments and contingencies (See Note 13)
Stockholders’ equity
Preferred stock — $0.25 par value, 680,850 shares authorized; none issued or outstanding	—	—
Common stock — $0.005 par value, 20,000,000 shares authorized; 10,048,516 issued and 9,672,177 outstanding at March 31, 2012; and 10,049,618 issued and 9,667,439 outstanding at December 31, 2011	50	50
Capital in excess of par value	54,273	54,160
Retained earnings	41,993	44,501
Treasury stock, 340,607 shares at March 31, 2012 and 337,891 shares at December 31, 2011, at cost	(1,764)	(1,753)

Total stockholders’ equity	94,552	96,958

Total liabilities and stockholders’ equity	$142,712	$163,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
SALES
Product	$59,707	$58,538
Service	14,588	7,886
Financing	2,117	3,911

	76,412	70,335

COST OF SALES
Product	53,403	49,967
Service	10,601	5,973
Financing	842	1,406

	64,846	57,346

GROSS MARGIN	11,566	12,989

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	15,043	18,295

LOSS FROM OPERATIONS	(3,477)	(5,306)

INTEREST AND OTHER (EXPENSE) INCOME, NET
Interest and other income	44	30
Equity income from EyakTek	—	1,104
Interest expense	(140)	(150)

Interest and other (expense) income, net	(96)	984

LOSS BEFORE INCOME TAXES	(3,573)	(4,322)

INCOME TAX BENEFIT	(1,065)	(1,649)

NET LOSS	$(2,508)	$(2,673)

LOSS PER SHARE
Basic	$(0.26)	$(0.28)

Diluted	$(0.26)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,670	9,632

Diluted	9,670	9,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,508)	(2,673)
Adjustments to reconcile net loss to net cash provided by (used in)
Depreciation and amortization	967	910
Amortization of deferred financing costs	42	19
Stock-based compensation	114	(192)
Bad debt expense	(2)	71
Equity income, net of distributions in 2012 and 2011 of $0 and $0, respectively	—	(1,104)
Changes in net deferred tax assets (liabilities)	124	(126)
Changes in operating assets and liabilities:
Accounts receivable	30,009	80,025
Inventory	(1,105)	7,319
Other assets	(405)	(773)
Accounts payable	(6,401)	(16,772)
Accrued liabilities	(4,860)	(4,929)
Other liabilities	332	71

Net cash provided by operating activities	16,307	61,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of depreciable assets	—	(46)

Net cash used in investing activities	—	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under non-interest bearing floor plan financing, net	(7,917)	(26,710)
Shares withheld from minimum tax withholding on vested restricted stock awards	(12)	(27)

Net cash used in financing activities	(7,929)	(26,737)

NET INCREASE IN CASH	8,378	35,063

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,872	4,049

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,250	$39,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GTSI CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and First Quarter 2012 Results of Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of GTSI Corp. and its wholly owned subsidiaries (collectively “GTSI” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Because the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year or future periods. GTSI has historically experienced seasonal fluctuations in operations as a result of government buying and funding patterns.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements when it performs its initial testing in the third quarter of 2012.

3. Accounts Receivable

Accounts receivable consists of the following as of (in thousands):

	March 31, 2012	December 31, 2011
Trade accounts receivable	$34,637	$56,036
Unbilled trade accounts receivable	3,633	11,545
Lease receivables, net of deferred interest income of $195 and $223 at March 31, 2012 and December 31, 2011, respectively	3,248	5,853
Finance receivables, net of deferred interest income of $621 and $628 at March 31, 2012 and December 31, 2011, respectively	3,184	2,531
Vendor and other receivables	1,782	571

Total accounts receivable	$46,484	$76,536
Less: Allowance for doubtful accounts	0	(5)
Sales return allowance	(476)	(517)

Accounts receivable, net	$46,008	$76,014

4. Long-term receivables and other assets

The Company’s long-term receivables and other assets were as follows as of (in thousands):

	March 31, 2012	December 31, 2011
Lease receivables, net of deferred interest income of $19 and $25 at March 31, 2012 and December 31, 2011, respectively	$248	$555
Finance receivables, net of deferred interest income of $172 and $160 at March 31, 2012 and December 31, 2011, respectively	1,518	1,627
Other Assets	876	944

Long-term receivables and other assets	$2,642	$3,126

5. Lease and Finance Receivables

The Company leases computer hardware to customers generally under sales-type leases that are classified as lease receivables in the accompanying unaudited condensed consolidated balance sheets, in accordance with ASC 840 Leases. In connection with those leases, the Company may sell related services, software and maintenance to its customers, that are classified as finance receivables in the accompanying unaudited condensed consolidated balance sheets. The terms of the receivables from the sale of these related services are often similar to the terms of the leases of computer hardware; that is, receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased computer hardware.

The Company recognized revenue of $17.6 million and $22.7 million for the three months ended March 31, 2012 and 2011, respectively, from sales-type leases and related transactions. As of March 31, 2012, the Company had current and long-term outstanding lease and finance gross receivables of $9.2 million, compared with $11.6 million as of December 31, 2011.

The Company’s investments in current and long term lease receivables were as follows as of (in thousands):

	March 31, 2012	December 31, 2011
Future minimum lease payments receivable	$3,710	$6,656
Unearned income	(214)	(248)

	$3,496	$6,408

The Company’s investment in current and long term finance receivables was as follows as of (in thousands):

	March 31, 2012	December 31, 2011
Future minimum finance payments receivable	$5,495	$4,946
Unearned income	(793)	(788)

	$4,702	$4,158

6. Transferred Receivables and Financed Lease Debt

The Company transferred gross financing receivables of $19.1 million and $18.3 million for the three months ended March 31, 2012 and 2011, to third parties that meet the sale criteria under FASB ASC 860, Transfers and Servicing. In exchange, for the three months ended March 31, 2012 and 2011 the Company received cash of $18.0 million and $17.8 million and recorded a profit on the sales of $1.1 million and $0.5 million, respectively. The receivables are transferred non-recourse to third parties which accept all credit, interest, and termination risk from the underlying issuers. Continuing involvement with the transferred assets is limited only to billing and remitting payments on behalf of some third parties at the specific direction of the third parties.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized, but instead tested for impairment at least annually. The Company will perform its annual impairment tests as of July 31 of each year.

In accordance with ASC 360, Property, Plant and Equipment, the Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Goodwill

The following table represents the balance in goodwill as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Goodwill	$9,415	$9,415

The value of goodwill is derived from the Company’s acquisition of InSysCo in 2011. There have been no events or changes in circumstances that have occurred since the date of acquisition that would indicate that there has been an impairment of goodwill and therefore no difference between gross and net goodwill balances.

Other Intangible Assets — Customer Relationships

The following tables set forth information for intangible assets subject to amortization (in thousands):

Balance as of January 1, 2012	$4,076
Amortization of Customer Relationships	(229)

Balance as of March 31, 2012	$3,847

The following table summarizes the estimated future amortization expense related to the customer relationships for the remaining nine months of 2012 and years thereafter (in thousands):

2012 (remaining)	$686
2013	692
2014	584
2015	504
Thereafter	1,381

Total	$3,847

The weighted average amortization period for the customer relationships is 10.6 years. The Company uses an accelerated amortization method that reflects the pattern in which the economic benefits of the intangible asset is consumed. There have been no impairment charges on long-lived assets for the three months ended March 31, 2012.

8. Credit Agreements

On May 31, 2011, GTSI entered into a Second Amended and Restated Credit Agreement with its lenders (the “Credit Agreement”), which, among other things, amended GTSI’s $100 million credit agreement to extend its maturity date from May 27, 2012 to May 31, 2014. Interest under the Credit Agreement accrues at 1-Month LIBOR plus 300 basis points on revolving loan advances and at 1-Month LIBOR plus 275 basis points on floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credit.

On August 12, 2011, GTSI and its lenders amended the Credit Agreement to revise, among other provisions, the definition of (a) “Borrowing Base” to include a “Liquidity Reserve” as a deduction there from and (b) “Total Debt Service Coverage Ratio” to include the accrual during the respective 12-month period of fees payable by GTSI as debt service expenses of GTSI in determining if it is in compliance with the Total Debt Service Coverage Ratio covenant.

On August 30, 2011, GTSI and its lenders amended the Credit Agreement to permit GTSI to purchase its common stock subject to certain terms, including that such purchases cannot exceed an aggregate purchase price of $5 million.

As of March 31, 2012, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total borrowing limitation	$100,000
Borrowing base limitation	(76,342)

Total borrowing capacity	23,658
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(6,132)
Less: letters of credit	(10,248)

Total unused availability	$7,278

As of March 31, 2012, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and, as reflected above, unused available credit thereunder of $7.3 million.

The Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. The Company was in compliance with all financial and informational covenants in the Credit Agreement as of March 31, 2012.

The Company uses the Credit Agreement to finance inventory purchases from approved vendors. Inventory purchases under the Credit Agreement usually have 60-day terms. Balances that are paid within the 60-day period do not accrue interest and are classified as floor plan financing in our balance sheet.

To the extent that we have credit availability under the Credit Agreement, we are able to extend the payment terms past the 60-day period. Amounts extended past the no interest period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at March 31, 2012 or December 31, 2011. These extended payment balances under the Credit Agreement accrue interest at the 1-Month LIBOR plus 275 basis points.

The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.5 million of loan financing costs related to the Credit Agreement in 2011. Deferred financing costs were $0.4 million as of March 31, 2012 and December 31, 2011, respectively.

9. Stockholders’ Equity

Purchase of Capital Stock

In August 2011, GTSI and its lenders amended the Credit Agreement to permit GTSI to purchase its common stock subject to certain terms, including that such purchases cannot exceed an aggregate purchase price of $5 million. On August 31, 2011, the Board of Directors authorized a share repurchase program pursuant to Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) permitting the Company to repurchase its common stock up to an aggregate purchase price of $5 million. During the three months ended March 31, 2012 the Company did not purchase any of its common stock.

During the three months ended March 31, 2012 and 2011, the Company acquired 2,716 and 5,650 shares of its common stock, respectively, in respect of minimum tax withholding on vested restricted stock awards.

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

Under the 2007 Plan, options have a term of up to 10 years, generally vest over four years and option prices are required to be at not less than 100% of the fair market value of the Company’s common stock at the date of grant and, except in the case of non-employee directors, must be approved by either the Board of Directors, or its Compensation Committee. The vesting period for restricted stock and restricted stock units is determined by the Compensation Committee on an individual award basis. GTSI recognizes stock-based compensation expense for these graded vesting awards on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period specified in the option agreement.

Stock Options

A summary of option activity under the 2007 Plan as of March 31, 2012 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding balance at January 1, 2012	719	$6.75	3.66	$—
Granted	100	$4.15
Exercised	—	—
Forfeited	—	—
Expired	(94)	$7.80

Outstanding balance at March 31, 2012	725	$6.26	4.32	$193

Exercisable at March 31, 2012	363	$7.90	2.50	$20

There were 100,000 stock options granted during each of the three month periods ended March 31, 2012 and 2011. There were no stock options exercised under the 2007 Plan during the three months ended March 31, 2012 and 2011. The Company has historically reissued treasury stock or authorized common stock to satisfy stock option exercises, restricted stock grants, and employee stock purchases. A tax benefit for the exercise of stock options and the vesting of restricted stock (including elections under Internal Revenue Code section 83(b)) in the amount of less than $0.1 million was recognized for the three months ended March 31, 2012 and 2011.

Restricted Shares

During the three months ended March 31, 2012 and 2011, no restricted stock awards were granted. The fair value of non-vested restricted stock is determined based on the closing trading price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of March 31, 2012, and changes during the three months then ended is presented below:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested balance at January 1, 2012	44	$6.34
Granted	—	—
Vested	(7)	$11.77
Forfeited	(1)	$12.09

Nonvested balance at March 31, 2012	36	$5.03

Stock Appreciation Rights (“SAR”s)

A summary of SARs activity under the 2007 Plan as of March 31, 2012 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinstic
	Shares	Price	Term	Value
Outstanding balance at January 1, 2012	207	$9.60	2.03	$—
Granted	—	—
Exercised	—	—
Forfeited	(3)	$9.60
Expired	(51)	$9.60

Outstanding balance at March 31, 2012	153	$9.60	2.44	$—

Exercisable at March 31, 2012	128	$9.60	2.10	$—

During the three months ended March 31, 2012 and 2011, no SARS were granted. All SARs are to be settled in Company stock.

Stock Compensation Expense and Unrecognized Compensation

For the three months ended March 31, 2012, stock compensation expense for stock options, restricted stock awards and stock appreciation rights were $0.1 million, less than $0.1 million, and less than $0.1 million, respectively. For the three months ended March 31, 2011, stock compensation expense for stock options, restricted stock awards and stock appreciation rights were $0.1 million, a credit of $0.2 million and a credit of $0.1 million, respectively, due to out-of-period adjustments.

As of March 31, 2012, there was $0.7 million of total unrecognized compensation cost related to non-vested stock-based awards, which consisted of unrecognized compensation of $0.6 million related to stock options, $0.1 million related to restricted stock awards and less than $0.1 million related to stock appreciation rights. The cost for unrecognized compensation related to stock options, restricted stock awards and stock appreciation rights is expected to be recognized over a weighted average period of 2.2 years, 0.6 years and 2.3 years, respectively.

10. Accrued Liabilities

Accrued liabilities consist of the following as of (in thousands):

	March 31, 2012	December 31, 2011
Accrued PTO	$2,045	$1,654
Accrued salaries	1,267	1,193
Accrued commissions and bonuses	902	1,391
Accrued lease obligations	681	1,985
Deferred income taxes	543	455
Accrued professional fees	494	498
Accrued insurance	301	319
Accrued income taxes	0	383
Other accrued liabilities	1,889	3,473

Total accrued liabilities	$8,122	$11,351

11. Loss Per Share

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

For the three months ended March 31, 2012 and March 31, 2011, 988,417 and 1,222,099 shares of common stock, respectively, were outstanding but excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive due to the net losses for the respective periods.

The following table sets forth the computation of basic and diluted loss per share (in thousands except per share data):

	Three months ended
	March 31,
	2012	2011
Basic loss per share
Net loss	$(2,508)	$(2,673)
Weighted average shares outstanding	9,670	9,632

Basic loss per share	$(0.26)	$(0.28)

Diluted loss per share:
Net loss	$(2,508)	$(2,673)
Weighted average shares outstanding	9,670	9,632
Incremental shares attributable to the assumed exercise of outstanding stock options	N/A	N/A

Weighted average shares and equivalents	9,670	9,632

Diluted loss per share	$(0.26)	$(0.28)

12. Income Taxes

The effective income tax rate benefit was 29.8% and 38.2% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the tax rate benefit from 2011 to 2012 was due to the write-off of deferred tax assets of $0.3 million in 2012 vs. $0.1 million in 2011 on expired or cancelled stock options.

As of March 31, 2012 and December 31, 2011, GTSI had $0.1 million and $0.1 million, respectively, of total unrecognized tax benefits most of which would reduce its effective tax rate if recognized. The Company does not believe that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

GTSI’s practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. The Company had less than $0.1 million accrued for interest and less than $0.1 million accrued for penalties as of March 31, 2012 and December 31, 2011. During the first three months of 2012, the amount accrued for interest increased by less than $0.1 million. Interest will continue to accrue on certain issues for the remainder of 2012 and beyond.

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

	Three months ended
	March 31,
	2012	2011
Accrued warranties at beginning of period	$167	$229
Claims	0	0
Expirations	(7)	(24)
New warranties	15	5

Accrued warranties at end of period	$175	$210

Maintenance Warranties

Revenue and cost of sales from extended warranty contracts is recorded as deferred revenue and deferred costs, respectively, and subsequently recognized over the term of the contract. The following table summarizes the activity related to the deferred warranty revenue for the periods presented (in thousands):

	Three months ended
	March 31,
	2012	2011
Deferred warranty revenue at beginning of period	$933	$1,883
Recognized revenue	(404)	(873)
New warranties	281	183

Deferred warranty revenue at end of period	$810	$1,193

Letters of Credit

As of March 31, 2012 and December 31, 2011, the Company provided a letter of credit in the amount of $2.4 million for the office space lease signed in December 2007.

As of March 31, 2012 and December 31, 2011, the Company had an outstanding letter of credit in the amount of $7.8 million to guaranty the performance of the Company’s obligations under customer contracts.

Employment Agreements

At March 31, 2012, GTSI has change in control agreements with seven executives and key employees and severance agreements with six executives. These arrangements provide for payments of as much as 12 months of total target compensation and continuation of benefits upon the occurrence of specified events. As of March 31, 2012, no accruals have been recorded for these agreements.

SBA Agreement

On October 19, 2010, GTSI and the SBA entered into an administrative agreement pursuant to which the SBA lifted its temporary Federal contract suspension that it had imposed on GTSI on October 1, 2010 (the “SBA Agreement”). GTSI agreed under the SBA Agreement that it will not obtain any Federal government contracts, subcontracts or other business that is intended for small businesses. As also required by the SBA Agreement, GTSI retains a SBA-approved monitor who reports regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.

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

14. Related Party Transactions

On August 19, 2011, GTSI sold its 37% equity interest in Eyak Technology, LLC (“EyakTek”) to EyakTek for $20 million and settled all of the pending arbitration proceedings, litigation and related disputes with EyakTek and its officers and other owners, pursuant to a settlement and redemption agreement. The investment in EyakTek was accounted for under the equity method and adjusted for earnings or losses as reported in the financial statements of EyakTek and dividends received from EyakTek. For the three months ended March 31, 2011 our equity in earnings was $1.1 million.

GTSI recognized sales to EyakTek and its subsidiary of $4.9 million for the three months ended March 31, 2011. GTSI received a fee from EyakTek based on sales from products sold at cost by GTSI to EyakTek. Fees recorded by the Company, which are recognized when EyakTek sells to third party customers, were less than $0.1 million for the three months ended March 31, 2011, which are included in sales in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes EyakTek’s financial information for the periods included in the accompanying unaudited condensed consolidated statements of operations.

	Three Months ended March 31,
	2012	2011
Revenues	$—	$66,882
Gross margin	$—	$8,562
Net income	$—	$2,984

15. Subsequent Events

On May 7, 2012 the Company entered into a definitive merger agreement (“Agreement”) to be acquired through a cash tender offer at $7.75 per share by an affiliate of UNICOM® Systems, Inc. (“UNICOM”), in a transaction with an expected total value of approximately $76.67 million. The Agreement was unanimously approved by a special committee of independent GTSI directors and GTSI’s full Board of Directors and is not subject to any financing contingencies. The closing of the tender offer, which is expected to occur in the second or early third quarter of 2012, is subject to customary terms and conditions, including the tender of at least a majority of GTSI’s shares (on a fully diluted basis) and regulatory approvals including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

Under the terms of the Agreement, GTSI is permitted to solicit alternative acquisition proposals from third parties through June 6, 2011 and intends to consider any such proposals. In addition, GTSI may, at any time, subject to the terms of the Agreement, respond to unsolicited alternative acquisition proposals. The Agreement also contains certain break-up fees payable to UNICOM in connection with the termination of the Agreement under certain circumstances.

Upon completion of the merger, GTSI will become a private company, wholly owned by UNICOM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2011. We use the terms “GTSI,” “we,” “the Company,” “our,” and “us” to refer to GTSI Corp. and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

Readers are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates, forecasts and projections. Words such as “expect,” “plan,” “believe,” “anticipate,” “intend” and similar expressions are intended to identify these forward-looking statements. These statements are not guaranties of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results in future periods may differ materially from those expressed or projected in any forward-looking statements because of a number of risks and uncertainties, including:

•	Adverse effects of possible delay in the Federal budget process or a Federal government shutdown

•	Our ability to retain or attract key management personnel

•	Changes in Federal government fiscal spending

•	Our ability to comply with our financial and other covenants in the Credit Agreement may impact our ability to continue to operate our business

•	The outcome of the continuing Federal government investigations regarding the subject matter of the SBA Agreement

•	Adverse effects of possible increased governmental and regulatory scrutiny or negative publicity.

•	Our reliance on a small number of large transactions for significant portions of our sales and gross margins

•	Our ability to shift our business model from a reseller of products to a high-end solutions provider

•	Any issue that compromises our relationship with agencies of the Federal government would cause serious harm to our business

•	Negativity to our business due to the current global economic and credit conditions

•	Possible infrastructure failures

•	Any material weaknesses in our internal control over financial reporting

•	Possible changes in accounting standards and subjective assumptions may significantly affect our financial results

•	Continued net losses, if we fail to align costs with our sales levels

•	Our ability to effectively integrate current or future acquisitions, strategic investments or mergers and achieve expected synergies

•	Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast

•	Unsatisfactory performance by third parties with which we work could hurt our reputation, operating results and competitiveness

•	Possible impairment to our goodwill or intangible assets if our acquisition of InSysCo in August 2011 does not perform as expected

•	Our dependence on certain strategic partners

•	Our ability to enter new lines of business

For a detailed discussion of risk factors affecting GTSI’s business and operations, see Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A, Risk Factors in Part II of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The IT solutions we offer to our customers are enterprise product-based, with many including a service component. Enterprise product-based components are identified and purchased by government procurement officers under standard government contracts, ranging from single agency contracts to those that are available to the entire Federal government or state government contracts such as U.S. Communities. In March 2011, GTSI was awarded by the General Services Administration a GSA IT Schedule 70 Contract for the sale of IT products and services. GTSI is classified as a “large business” on this schedule which covers the base period of March 21, 2011 through March 20, 2016, plus, if exercised by GSA, one five-year extension period.

We connect leading information technology vendors, products and services inside the core technology areas critical to government success by partnering with global IT leaders such as Cisco, Hewlett-Packard, Microsoft, Dell, Oracle, NetApp, Hitachi and Cross Match Technologies. GTSI has strong strategic relationships with hardware and software industry-leading original equipment manufacturers (“OEMs”) and includes these products in the solutions provided to our customers.

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

To help our customers acquire, manage and refresh this technology in a strategic and application-appropriate manner, GTSI has created a mix of professional and financial services capable of managing and funding the entire technology lifecycle. Additionally, GTSI financial services provides flexible financing options for the entire technology lifecycle and such options may be a better fit for an agency’s operating and maintenance budget than capital expenditures. We believe this model represents a distinctive advantage to our customers.

The ramifications of the SBA Agreement continued to affect our sales and operating expenses, but the adverse impact has reduced significantly in the 18 months since the agreement was implemented.

On August 15, 2011, GTSI acquired InSysCo, a privately held Federal IT professional service provider. This is the first acquisition in the execution of our strategy to expand GTSI’s professional services capabilities in the areas of software and database development and maintenance. InSysCo is comprised primarily of former Federal government business and IT personnel. InSysCo blends these skill-sets with industry experts who have extensive experience in IT development, using industry best practices. InSysCo’s technical, business, and operations personnel average over 30 years of IT and business experience. InSysCo is appraised at CMMI Level 3, and is adept at understanding business requirements and developing systems within budget and on schedule.

Material Trends, Demands, Commitments, Events and Uncertainties

GTSI believes it has made progress in overcoming the cumulative impact of employee turnover on sales productivity and the material nonrecurring expenses which resulted from the SBA’s actions in the fourth quarter of 2010. During 2011 and continuing into the first quarter of 2012 we stabilized and grew the sales force, and significantly reduced operating expenses by reducing layers of management and other positions. The sale of our investment in EyakTek not only increased cash, but also eliminated the costs associated with the ongoing disputes over EyakTek’s operating agreement. We expanded our services offerings with the acquisition of InSysCo. As a result, GTSI had a $0.7 million improvement in loss before income taxes and a $0.02 per share reduction in net loss. In addition, GTSI has recently won the SPAWAR and NETCENTS-2 IDIQ (Indefinite Delivery /Indefinite Quantity) long term contracts that are expected to contribute to earnings in 2012 and beyond. We continue to perform well under the BAT-A contract and recently GTSI was awarded the Charlotte Cooperative Purchasing Agreement contract, which is a nationwide contract vehicle with substantially the same scope to our current US Communities contract, with the additional benefit of our ability to sell product unfettered. These vehicles are expected to provide an excellent foundation for additional future revenue opportunities.

Summarized below are some of the material trends, demands, commitments, events and uncertainties currently facing the Company:

•

We depend heavily on Federal government contracts. A delay in the Federal government budget process or a Federal government shutdown may adversely affect our sales and gross margins, operating results and cash flows. The Federal government 2012 budget was covered partly by continuing resolutions that ran from October 2011 to December 2011 and the Federal government is currently operating under an omnibus spending bill through September 30, 2012.

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

•

On February 21, 2012, GTSI entered into an agreement to sublet approximately 22% of the rentable square footage located in our headquarters in Dulles, VA. The agreement contains an initial term of 25 months beginning April 1, 2012, with two additional options to extend through the May 2019 expiration date of GTSI’s lease. GTSI has retained the right to recapture the sublet premises at the end of the initial term and therefore has not decided to permanently exit the space. In accordance with ASC 840-20-25-15, GTSI recorded a charge of $0.6 million during the three months ended March 31, 2012. The expected net positive cash flow from the sublease is $1.3 million over the initial term of the lease.

Critical Accounting Estimates and Policies

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations pertain to revenue recognition, financing receivables, stock-based compensation, accounts payable, bids and proposals, valuation of purchased intangible assets, impairment of identifiable intangible and other long-lived assets and goodwill and income taxes. For more information on critical accounting estimates and policies see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our Annual Report on Form 10-K for the year ended December 31, 2011. We have discussed the application of these critical accounting estimates and policies with our Board of Directors’ Audit Committee.

Historical Results of Operations

The following table sets forth our historical statements of operations, including dollar and percentage change from the prior periods indicated as well as the percentage of total sales for each period presented:

	Three Months Ended March 31,
	2012		2011		Change
		% of		% of
	$	Sales	$	Sales	$	%
	(dollars in millions)
Sales	$76.4	100.0	$70.3	100.0	6.1	8.6%
Cost of sales	64.8	84.9	57.3	81.5	7.5	13.1%

Gross margin	11.6	15.1	13.0	18.5	(1.4)	(11.0%)
SG&A	15.1	19.8	18.3	26.1	(3.2)	(17.8%)

Loss from operations	(3.5)	(4.7)	(5.3)	(7.6)	1.8	(34.5%)
Interest and other income	(0.1)	(0.1)	1.0	1.4	(1.1)	(109.8%)
Income tax benefit (expense)	1.1	1.4	1.6	2.4	(0.5)	(35.4%)

Net Loss	$(2.5)	(3.4)	$(2.7)	(3.8)	$0.2	(6.2%)

For the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011:

•	Total sales increased $6.1 million.

•	Gross margin decreased $1.4 million.

•	Selling, general & administrative expenses decreased $3.2 million.

•	Interest and other (expense) income decreased $1.1 million (principally due to the sale of our equity in Eyak Technology LLC)

•	Loss before income taxes decreased $0.7 million.

•	Cash provided by operations decreased $45.5 million.

GTSI’s net loss improved by $0.2 million to a loss of $2.5 million for the three months ended March, 31, 2012, from a loss of $2.7 million for the three months ended March 31, 2011. The major contributors to the increase include the August 2011 acquisition of InSysCo and cost savings in Selling, general, and administrative expenses offset by lower Interest and other (expense) income due to the August 2011 sale of our equity investment in EyakTek, and a lower tax benefit for the comparable periods. A detailed discussion of each of these items follows.

Three Months Ended March 31, 2012 Compared With the Three Months Ended March 31, 2011

Sales

	Three Months Ended March 31,
	2012		2011		Change
		% of		% of
	$	Sales	$	Sales	$	%
	(dollars in millions)
Hardware	$44.0	57.5	$44.9	63.8	$(0.9)	(2.1%)
Software	15.7	20.6	13.6	19.4	2.1	15.4%

Total Product	59.7	78.1	58.5	83.2	1.2	2.0%

Integration	0.4	0.5	0.4	0.5	—	(1.6%)
Professional	11.9	15.5	4.9	6.9	7.0	144.5%
Support	2.3	3.1	2.6	3.8	(0.3)	(11.8%)

Total Services	14.6	19.1	7.9	11.2	6.7	85.0%

Financing	2.1	2.8	3.9	5.6	(1.8)	(45.9%)

Total Sales	$76.4	100.0	$70.3	100.0	$6.1	8.6%

Total sales, consisting of product, services and financing revenue, increased $6.1 million, or 8.6% from $70.3 million for the three months ended March 31, 2011 to $76.4 million for the three months ended March 31, 2012. The sales activity of each of the three product lines are discussed below.

Hardware sales decreased $0.9 million, from $44.9 million for the three months ended March 31, 2011 to $44.0 million for the three months ended March 31, 2012. Hardware sales have declined primarily due to the product mix shifting toward software this quarter, the lingering effects of the SBA action, and the delays in the passage of the 2012 Federal budget. The Federal government continued to operate under continuing resolutions and in December 2011, an omnibus spending bill was passed which runs through September 30, 2012. Historically, this uncertainty has caused Federal buyers to curtail or delay spending plans which has and could continue to adversely impact our sales opportunity.

Software sales increased $2.1 million, from $13.6 million for the three months ended March 31, 2011 to $15.7 million for the three months ended March 31, 2012. Revenues are netted where we are not the primary obligor. We netted approximately $8.9 million and $21.1 million for the three months ended March 31, 2012 and 2011, respectively. For the period ended March 31, 2012, we had a new software only transaction resulting in net revenue of approximately $7.0 million in addition to revenue from various new contracts of approximately $2.6 million. This was offset by approximately $7.5 million in revenue from contracts which were either winding down or did not recur during the three months ended March 31, 2012.

Services revenue includes the sale of professional services (including InSysCo); resold third-party services products, hardware warranties and maintenance on hardware. Revenues are netted where we are not the primary obligor and we netted approximately $30.1 million and $19.1 million for the three months ended March 31, 2012 and 2011, respectively. Services revenue increased $6.7 million, or 85.0% from $7.9 million for the three months ended March 31, 2011 to $14.6 million for the three months ended March 31, 2012. Services revenue as a percent of total revenue increased from 11.2% for the three months ended March 31, 2011 to 19.1% for the three months ended March 31, 2012. The main driver of the increase in Service revenue is from Professional services which increased by $7.0 million from $4.9 million for the three months ended March 31, 2011 to $11.9 million for the three months ended March 31, 2012. $7.5 million of this increase is due to the revenue generated from our newly acquired business InSysCo offset by a decline of approximately $0.5 in the base business.

Financing revenue consists of lease related transactions and includes the sale of leases that are properly securitized having met the sale criteria under FASB ASC 860, Transfers and Servicing, (“ASC 860”), the annuity streams of in-house leases and leases that are not securitized or have not met the sale criteria under ASC 860 and the sale of previously leased equipment. Financing revenue decreased $1.8 million, or 45.9%, from $3.9 million for the three months ended March 31, 2011 to $2.1 million for the three months ended March 31, 2012. The majority of the change is due to two non recurring lease buyouts during the three months ended March 31, 2011.

Gross Margin

	Three Months Ended March 31,
	2012		2011		Change
		% of		% of
	$	Sales	$	Sales	$	%
	(dollars in millions)
Hardware	$5.4	6.9	$6.0	8.5	$(0.6)	(11.5%)
Software	0.9	1.3	2.6	3.7	(1.7)	(61.6%)

Total Product	6.3	8.2	8.6	12.2	(2.3)	(26.4%)

Integration	0.3	0.3	—	—	0.3	1268.8%
Professional	2.0	2.6	0.6	0.7	1.4	277.0%
Support	1.7	2.3	1.3	2.0	0.4	28.8%

Total Services	4.0	5.2	1.9	2.7	2.1	108.4%

Financing	1.3	1.7	2.5	3.6	(1.2)	(49.1%)

Total Gross Margin	$11.6	15.1	$13.0	18.5	$(1.4)	(11.0%)

Total gross margin, consisting of product, services and financing revenue less their respective cost of sales, decreased $1.4 million, or 11.0%, from $13.0 million for the three months ended March 31, 2011 to $11.6 million for the three months ended March 31, 2012. As a percentage of total sales, gross margin for the three months ended March 31, 2012 decreased 3.4 percentage points from the three months ended March 31, 2011. The gross margin activity related to each of the three lines of business is discussed below.

Hardware gross margin decreased $0.6 million, or 11.5%, from $6.0 million for the three months ended March 31, 2011 to $5.4 million for the three months ended March 31, 2012. Gross margin percentage declined 1.3 percentage points from 13.4% for the 3 months ended March 31, 2011. The majority of the decline in gross margin is the result of the lower revenue. To improve the profitability of our contracts, we have initiated relationships with new vendors and anticipate favorable pricing structures, that are expected to have a positive impact later in 2012. Hardware gross margin as a percentage of sales decreased 1.6 percentage points from 8.5% for the three months ended March 31, 2011 to 6.9% for the three months ended March 31, 2012.

Software gross margin declined $1.7 million, or 61.6%, from $2.6 million for the three months ended March 31, 2011 to $0.9 million for the three months ended March 31, 2012. This decline is primarily due to the low or negative margins of several new contracts entered into with new customers during the three months ended March 31, 2012 with the intention to provide us the opportunity to provide add-on sales in future periods.

Services gross margin increased $2.1 million, or 108.4%, from $1.9 million for the three months ended March 31, 2011 to $4.0 million for the three months ended March 31, 2012. $1.4 million of the gross margin increase during the three months ended March 31, 2012 was driven by an increase in Professional Services due to the impact of the InSysCo acquisition. Services gross margin as a percentage of sales increased 2.5 percentage points from 2.7% for the three months ended March 31, 2011 to 5.2% for the three months ended March 31, 2012 due primarily to the added offerings from our acquisition of InSysCo.

Financing gross margin decreased $1.2 million, or 49.1% from $2.5 million for the three months ended March 31, 2011 to $1.3 million for the three months ended March 31, 2012. Gross margin as a percentage of sales decreased 1.9 percentage points from 3.6% for the three months ended March 31, 2011 to 1.7% for the three months ended March 31, 2012. The main driver of the decline is due to two non-recurring lease buyouts that occurred during the three months ended March 31, 2011.

Selling, General & Administrative Expenses (“SG&A”)

	Three Months Ended March 31,
	2012		2011		Change
	$	% of Sales	$	% of Sales	$	%
	(dollars in millions)
Total SG&A	$15.1	19.8	$18.3	26.1	$(3.2)	(17.8%)

During the three months ended March 31, 2012, SG&A expenses decreased $3.2 million, or 17.8% from the same period in 2011. SG&A as a percentage of sales decreased to 19.8% in the first quarter of 2012 from 26.1% for the same period in 2011. The main drivers of the lower SG&A costs include savings in personnel costs of $2.2 million (net of $0.7 million related to our acquisition of InSysCo) related primarily to reduced staffing. Consulting fees of $0.8 million, legal fees of $0.5 million and accounting fees of $0.4 million decreased due to the resolution of the EyakTek matters and cost reduction associated with the SBA Agreement, offset by the $0.6 million charge for the sublease signed in February, 2012.

Interest and Other Income, Net

	Three Months Ended March 31,
	2012		2011		Change
	$	% of Sales	$	% of Sales	$	%
	(dollars in millions)
Interest and other income	$—	0.1	$—	—	$—	46.7%

Equity income from EyakTek	—	—	1.1	1.6	(1.1)	(100.0%)
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)	—	(6.7%)

Total Interest & Other (Expense) Income	$(0.1)	(0.1)	$1.0	1.4	$(1.1)	(109.8%)

Interest and other expense for the three months ended March 31, 2012 was $0.1 million as compared to interest and other income of $1.0 million for the same period in 2011. The decrease is due to the discontinuation of equity earnings for EyakTek which was sold in August 2011.

Income Taxes

	Three Months Ended March 31,
	2012		2011		Change
	$	% of Sales	$	% of Sales	$	%
	(dollars in millions)
Loss before income taxes	$(3.6)	(4.8)	$(4.3)	(6.2)	$0.7	(17.3%)

Income tax benefit	1.1	1.4	1.6	2.4	(0.5)	(35.4%)

Effective Tax Rate	29.8%		38.2%

GTSI had a loss of $3.6 million and $4.3 million before income taxes for the three months ended March 31, 2012 and 2011, respectively.

The effective income tax rate was 29.8% and 38.2% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the tax rate benefit from 2011 to 2012 was due to the write-off of deferred tax assets of $0.3 million in 2012 vs. $0.1 million in 2011 on expired or cancelled stock options.

For the three months ended March 31, 2012, an income tax benefit of $1.1 million was recognized as it is management’s assessment under ASC 740, Income Taxes (“ASC 740”) that there is sufficient evidence to record the tax benefit on the year to date loss.

For the three months ended March 31, 2011, an income tax benefit of $1.6 million was recognized as it is management’s assessment under ASC 740 that there is sufficient evidence to record the tax benefit on the year to date loss.

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

Liquidity and Capital Resources

	Three Months ended March 31,
(in millions)	2012	2011	Change
Cash provided (used in) by operating activities	$16.3	$61.8	$(45.5)
Cash provided by (used in) investing activities	$(0.0)	$(0.0)	$0.0
Cash used in financing activities	$(7.9)	$(26.7)	$18.8

Net Cash provided	$8.4	$35.1	$(26.7)

During the three months ended March 31, 2012, our cash balance increased $8.4 million from our December 31, 2011 balance.

For the three months ended March 31, 2012, we generated cash from operating activities of $16.3 million compared to $61.8 million during the comparable period for 2011. The majority of the $45.5 million decrease in cash provided by operations is attributable to changes of $50.0 million in accounts receivable and $8.4 million in inventory, offset by changes of $10.4 million in accounts payable and $1.1 million in equity income, net of distributions. The change in accounts receivable is directly attributable to a greater decline in sales from the fourth quarter of 2010 to the first quarter of 2011 compared to the fourth quarter of 2011 to the first quarter of 2012. Inventory levels during the first quarter of 2012 increased at a higher rate as compared to the change in inventory during the first quarter of 2011 to meet the demand related to higher sales and orders booked during the first quarter of 2012 as compared to the first quarter of 2011. The change in accounts payable is due to a reduction in SG&A expenses offset by a shift from floor plan vendors to non floor plan vendors, primarily Microsoft. Other contributing factors to the decrease in cash generated from operations include a decrease of $1.1 of equity income, net of distributions due to the sale of our equity investment in EyakTek.

Cash used in financing activities for the three months ended March 31, 2012 decreased by $18.8 million as compared to the three months ended March 31, 2011. For the comparable periods, net payments on the floor plan loans were $7.9 million for the three months ended March 31, 2012 compared to $26.7 million in net payments for the three months ended March 31, 2011. This decrease was driven by the lower rate of decline in sales during the three months ended March 31, 2012 compared to the same period in the prior year.

Credit Agreement

On May 31, 2011, GTSI entered into a Second Amended and Restated Credit Agreement with its lenders (the “Credit Agreement”), which, among other things, amended GTSI’s $100 million credit agreement to extend its maturity date from May 27, 2012 to May 31, 2014. Interest under the Credit Agreement accrues at 1-Month LIBOR plus 300 basis points on revolving loan advances and at 1-Month LIBOR plus 275 basis points on floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credit.

On August 12, 2011, GTSI and its lenders amended the Credit Agreement to revise, among other provisions, the definition of (a) “Borrowing Base” to include a “Liquidity Reserve” as a deduction there from and (b) “Total Debt Service Coverage Ratio” to include the accrual during the respective 12-month period of fees payable by GTSI as debt service expenses of GTSI in determining if it is in compliance with the Total Debt Service Coverage Ratio covenant.

On August 30, 2011, GTSI and its lenders amended the Credit Agreement to permit GTSI to purchase its common stock subject to certain terms, including that such purchases cannot exceed an aggregate purchase price of $5 million.

As of March 31, 2012, borrowing capacity and availability under the Credit Agreement was as follows (in thousands):

Total borrowing limitation	$100,000
Borrowing base limitation	(76,342)

Total borrowing capacity	23,658
Less: interest-bearing borrowings	—
Less: non-interest bearing advances (floor plan loans)	(6,132)
Less: letters of credit	(10,248)

Total unused availability	$7,278

As of March 31, 2012, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) under the Credit Agreement and as reflected above, unused available credit thereunder of $7.3 million.

The Credit Agreement provides that the existence of a material proceeding against the Company or the Company’s failure to be in compliance with all material laws constitutes an event of default under the agreement. The Company was in compliance with all financial and informational covenants in the Credit Agreement as of March 31, 2012.

The Company uses the Credit Agreement to finance inventory purchases from approved vendors. Inventory purchases under the Credit Agreement usually have 60-day terms. Balances that are paid within the 60-day period do not accrue interest and are classified as floor plan financing in our balance sheet.

To the extent that we have credit availability under the Credit Agreement, we are able to extend the payment terms past the 60-day period. Amounts extended past the no interest period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at March 31, 2012 or December 31, 2011. These extended payment balances under the Credit Agreement accrue interest at the 1-Month LIBOR plus 275 basis points.

The Company defers loan financing costs and recognizes these costs throughout the term of the loans. The Company deferred $0.5 million of loan financing costs related to the Credit Agreement in 2011. Deferred financing costs were $0.4 million as of March 31, 2012 and December 31, 2011, respectively.

Liquidity

Our working capital as of March 31, 2012 decreased approximately $0.6 million from our working capital at December 31, 2011. GTSI’s current assets decreased by $19.7 million offset by the decrease in current liabilities of $19.1 million. The changes resulted primarily as a result of the decline in sales offset by the corresponding decrease in costs.

As of March 31, 2012, under the Credit Agreement, we had $6.1 million of outstanding floor plan loans with additional availability of $7.3 million. We also use vendor lines of credit to manage purchasing and maintain a higher level of liquidity. As of March 31, 2012, the balance outstanding under these vendor lines of credit, which represent pre-approved purchasing limits with normal payment terms, was $31.4 million with additional availability of $57.2 million.

Capital Requirements

Our ongoing capital requirements depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from operations. On May 31, 2011, we entered into the Credit Agreement with our lenders, which, among other things, amended GTSI’s $100 million credit facility to extend its maturity date from May 27, 2012 to May 31, 2014. Interest under the Credit Agreement accrues at 1-Month LIBOR plus 300 basis points on revolving loan advances and at 1-Month LIBOR plus 275 basis points on floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements when it performs its initial testing in the third quarter of 2012.

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

On May 31, 2011, we entered into the Credit Agreement, which, among other things, amended GTSI’s $100 million credit agreement to extend the maturity date from May 27, 2012 to May 31, 2014. Interest under the Credit Agreement accrues at 1-Month LIBOR plus 300 basis points on revolving loan advances and at 1-Month LIBOR plus 275 basis points on floor plan loans. Borrowing is limited to the lesser of (a) $100 million or (b) a collateral-based borrowing base (eligible accounts receivable and inventory balances) less outstanding obligations relating to any borrowings, floor plan loans and stand-by letters of credits.

The Credit Agreement exposes us to market risk from changes in interest rates. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Our results of operations may be affected by changes in interest rates due to the impact those changes have on any borrowings under our Credit Agreement. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require more cash to service our indebtedness. As of March 31, 2012 and December 31, 2011, the Company had no outstanding loan balance (other than non-interest bearing floor plan loans) and an available credit of $7.3 million and $20.3 million, respectively. We have not used derivative instruments to alter the interest rate characteristics of our borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required financial disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 19, 2010, GTSI and the SBA entered into an administrative agreement pursuant to which the SBA lifted its temporary Federal contract suspension that it had imposed on GTSI on October 1, 2010 based on, among other allegations, alleged evidence of the commission of fraud or a criminal offense in connection with GTSI obtaining, attempting to obtain and performing certain subcontracts with small businesses in 2007 (the “SBA Agreement”). GTSI agreed pursuant to the SBA Agreement that it will not obtain any Federal government contract, subcontract or any other business that is intended to benefit small businesses. As also required by the SBA Agreement, GTSI retains a SBA-approved monitor who reports regularly to the SBA on GTSI’s compliance with the SBA Agreement and applicable Federal government contracting laws and regulations. The SBA Agreement will terminate on the earlier of (a) October 19, 2013, (b) the 90th day after the SBA’s Office of Inspector General’s notification of the completion of its continuing investigation of GTSI, or (c) the notification date of any proposed debarment of GTSI by the SBA.

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

In addition to the matter discussed above, we have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. We believe the resolution of these other claims that we have in the normal course of our business will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty. Further, from time-to-time, Federal government agencies, including the SBA and the U.S. Attorney’s Office as discussed above, investigate whether our operations are being conducted in accordance with applicable regulatory requirements. Federal government investigations of us, whether relating to government contracts or conducted for other reasons, may result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or may lead to suspension or debarment from future Federal government contracting. Federal government investigations often take years to complete.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q and our 2011 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K. Since the filing of our 2011 Form 10-K, the Company has not identified an additional factor that may cause actual results to differ materially from those in forward-looking statements and form historical trends.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales of Unregistered Sales

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

On August 30, 2011, GTSI and its lenders amended the Credit Agreement to permit GTSI to purchase its common stock subject to certain terms, including that such purchases cannot exceed an aggregate purchase price of $5 million. On August 31, 2011, the Board of Directors authorized a share repurchase program pursuant to Rules 10b5-1 and 10b-18 of the Exchange Act permitting the Company to repurchase its common stock up to an aggregate purchase price of $5 million.

The Company did not purchase any of its common stock during the three months ended March 31, 2012, except for 2,716 shares acquired through net share settlements to cover tax withholdings in connection with restricted stock issuances as permitted by the Credit Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTSI Corp.

Date: May 10, 2012	/s/ STERLING E. PHILLIPS, JR.
Sterling E. Phillips, Jr.
Chief Executive Officer

Date: May 10, 2012	/s/ PETER WHITFIELD
Peter Whitfield
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Exhibit Description	Filed here with	Form	Filing Date
31.1	Rule 13A-14(A)/15D-14(A) Certification of the Chief Executive Officer.	*
31.2	Rule 13A-14(A)/15D-14(A) Certification of the Chief Financial Officer.	*
32	Certifications under section 906 by the Chief Executive Officer and Chief Financial Officer	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Schema Document	*
101.CAL	XBRL Calculation Linkbase Document	*
101.DEF	XBRL Definition Linkbase Document	*
101.LAB	XBRL Label Linkbase Document	*
10.PRE	XBRL Presentation Linkbase Document	*